Form 10-Q
period 1997-03-31
ILEX ONCOLOGY INC
filed 1997-05-15
CIK 1001915

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


                 (Mark One)

             [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1997

                                       OR

             [ ]  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

            For the Transition Period From __________ to  __________

                         Commission File Number 0-22147


                             ILEX ONCOLOGY, INC.
           (Exact name of registrant as specified in its charter)

   Delaware                                                       74-2699185
(State or other                                                (I.R.S. Employer
jurisdiction of                                              Identification No.)
incorporation or
organization)


                         11550 I.H. 10 West, Suite 300
                           San Antonio, Texas  78230
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (210) 949-8200
              (Registrant's telephone number, including area code)

                            --------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X       No
              ---         ---

                            --------------------

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         On April 30, 1997, there were outstanding 11,879,594 shares of Common Stock, $.01 par value, of the registrant.

                              ILEX ONCOLOGY, INC.

                                   FORM 10-Q

                                     INDEX


PART I.          FINANCIAL INFORMATION                                     PAGE
-------          ---------------------                                     ----
Item 1:          Financial Statements

                 Balance Sheets - December 31, 1996, and March 31, 1997    3-4

                 Statements of Operations - For the Three Months Ended       5
                 March 31, 1996 and 1997

                 Statements of Cash Flows - For the Three Months Ended     6-7
                 March 31, 1996 and 1997

                 Notes to Financial Statements                             8-9

Item 2:          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      10-14


PART II.         OTHER INFORMATION
--------         -----------------

Items 1-6:       Other Information                                          15


SIGNATURES                                                                  16


                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                ILEX ONCOLOGY, INC. CONDENSED BALANCE SHEETS

             (In Thousands, Except Shares and Per Share Amounts)



                                                                     March 31,
                                                                     ---------
                                                    December 31,       1997
                                                    ------------       ----
                           ASSETS                     1996          (unaudited)
                           ------                     ----          -----------
CURRENT ASSETS:
  Cash and cash equivalents                        $      5,037         27,841
  Investments in marketable securities                    5,768          7,273
  Accounts receivable, net                                2,152          2,042
  Prepaid expenses and other                              1,047            889
                                                   ------------   ------------


                Total current assets                     14,004         38,045
                                                   ------------   ------------

NONCURRENT ASSETS:
  Investment in joint venture                               250            146
  Investments in marketable securities                   12,179         15,577
                                                   ------------   ------------


               Total noncurrent assets                   12,429         15,723
                                                   ------------   ------------

PROPERTY AND EQUIPMENT, NET:
                                                            941          1,990
                                                   ------------   ------------


                          Total assets                   27,374   $     55,758
                                                   ============   ============





The accompanying notes are an integral part of these unaudited financial statements.

                  ILEX ONCOLOGY, INC. CONDENSED BALANCE SHEETS

              (In Thousands, Except Shares and Per Share Amounts)


                                                                                                                March 31,
                                                                                                               ----------
                                                                                                 December 31,     1997
                                                                                                 ------------  ----------
                                                                                                    1996       (unaudited)
                                                                                                 ------------  ----------
                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------
CURRENT LIABILITIES:
  Accounts payable-
    Related parties                                                                                   250          10
    Other                                                                                             378         293
  Accrued subcontractor costs-
    Related parties                                                                                   345         181
    Other                                                                                             251         284
  Accrued liabilities                                                                                 568         670
  Deferred revenue                                                                                    530         435
                                                                                                 --------    --------


                          Total current liabilities                                                 2,322       1,873
                                                                                                 --------    --------

OTHER LONG-TERM LIABILITIES                                                                           226         293
                                                                                                 --------    --------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
  Convertible Preferred Stock, $0.01 par value; 20,000,000 shares authorized-
    Series A; 2,991,477 and none issued and outstanding in 1996 and 1997, respectively                 30         --
    Series B; 3,101,448 and none issued and outstanding in 1996 and 1997, respectively                 31         --
    Series C; 1,309,424 and none issued and outstanding in 1996 and 1997, respectively                 13         --
    Series D; 113,953 and none  issued and outstanding in 1996 and 1997, respectively                   1         --
    Series E; 475,753 and none issued and outstanding in 1996 and 1997, respectively                    5         --
  Common stock, $0.01 par value; 40,000,000 shares authorized; 1,187,539 and 11,879,594 shares
    issued and outstanding in 1996 and 1997, respectively                                              12         119
  Additional paid-in capital                                                                       26,218      55,420
  Receivables on sale of common stock                                                                (111)       (106)
  Accumulated deficit                                                                              (1,373)     (1,841)
                                                                                                 --------    --------


                          Total stockholders' equity                                               24,826      53,592
                                                                                                 --------    --------


                          Total liabilities and stockholders' equity                             $ 27,374    $ 55,758
                                                                                                 ========    ========

The accompanying notes are an integral part of these unaudited financial statements.

                              ILEX ONCOLOGY, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                    (In Thousands, Except Per Share Amounts)





                                                                         Three Months ended
                                                                               March 31
                                                                         -----------------
                                                                         1996         1997
                                                                         ----         ----
REVENUE:
  Product development                                                  $    895    $  1,371
  Contract research services                                                118       1,244
  Licensing fees                                                             --          --
                                                                       --------    --------


           Total revenue                                                  1,013       2,615
                                                                       --------    --------

OPERATING EXPENSES:
  Research and development costs                                            748       1,264
  General and administrative                                                508         999
  Costs of contract research services                                       224         677
  Subcontractor costs                                                        77         451
                                                                       --------    --------


           Total operating expenses                                       1,557       3,391
                                                                       --------    --------


OPERATING LOSS                                                             (544)       (776)


OTHER INCOME (EXPENSE):
  Equity in loss in joint venture                                            --        (104)
  Interest income                                                           132         412
  Interest expense                                                           (4)         --
                                                                       --------    --------


NET LOSS                                                               $   (416)   $   (468)
                                                                       ========    ========


NET LOSS PER SHARE                                                     $   (.05)   $   (.04)
                                                                       ========    ========


WEIGHTED AVERAGE NUMBER OF COMMON STOCK AND COMMON STOCK EQUIVALENTS
  OUTSTANDING                                                             8,220      10,884
                                                                       ========    ========



The accompanying notes are an integral part of these unaudited financial statements.

                              ILEX ONCOLOGY, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (In Thousands)


                                                                      Three Months Ended
                                                                           March 31
                                                                      ------------------
                                                                        1996       1997
                                                                      -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $   (416)   $   (468)
   Adjustments to reconcile net loss to net cash used in operating activities-
      Depreciation and amortization                                        12          54
      Equity in loss in joint venture in excess of distributions           --         104
      Change in assets and liabilities-
         (Increase) decrease in assets-
           Accounts receivable                                             35         110
           Prepaid expenses and other                                      88         158
         Increase (decrease) in liabilities-
           Accounts payable                                               (75)       (325)
           Accrued liabilities                                              1         (29)
           Deferred revenue                                               (73)        (95)
           Other long-term liabilities                                     --          67
                                                                     --------    --------


       Net cash used in operating activities                             (428)       (424)
                                                                     --------    --------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                                   (5,130)     (5,118)
  Maturities of marketable securities                                      --         215
  Purchase of property and equipment                                     (154)     (1,103)
  Investment in joint venture                                              --          --
                                                                     --------    --------


  Net cash used in investing activities                                (5,284)     (6,006)
                                                                     --------    --------


   CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock for cash                                      --      32,000
    Repayments of receivables on sale of common stock                       1           5
    Stock issuance costs paid                                              --      (2,771)
    Repayment of advances from related party                             (305)         --
                                                                     --------    --------


     Net cash provided by financing activities                           (304)     29,234
                                                                     --------    --------


The accompanying notes are an integral part of these unaudited financial statements.

                              ILEX ONCOLOGY, INC.
                      STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)

                                 (In Thousands)



                                                        Three Months Ended
                                                             March 31
                                                       --------------------
                                                         1996        1997
                                                       --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   $ (6,016)   $ 22,804

CASH AND CASH EQUIVALENTS, beginning of period            9,636       5,037
                                                       --------    --------

CASH AND CASH EQUIVALENTS, end of period               $  3,620    $ 27,841
                                                       ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for-
      Interest                                         $      4          --
      Income taxes                                           --          --




The accompanying notes are an integral part of these unaudited financial statements.

                              ILEX ONCOLOGY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                 MARCH 31, 1997

                (Amounts in Thousands, Except Share Information,
                Per Share Information or As Otherwise Indicated)

1.  BASIS OF PRESENTATION:

The accompanying unaudited financial statements of ILEX Oncology, Inc. ("the Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations have been made. It is recommended that these financial statements be read in conjunction with the financial statements and notes related thereto included in the Company's Registration Statement on Form S-1 (File No. 333-17769).


2.  RECENT ACCOUNTING PRONOUNCEMENTS:

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Account Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as factoring receivables with recourse. SFAS No. 125 is effective for transfers and servicing of financial assets occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. In December 1996,, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." SFAS No. 127 amends the effective date for certain provisions of SFAS No. 125 to December 31, 1997. Management of the Company does not anticipate the adoption of SFAS No. 125 will have a material impact on the Company's financial position or results of operations.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. Had SFAS No. 128 been adopted, proforma basic EPS would have been $(0.05) for the three months ended

March 31, 1997, and $(0.35) for the three months ended March 31, 1996. Proforma March 31, 1996 basic EPS shown excludes convertible preferred stock which converted to common in the initial public offering. If this had been included the proforma EPS would have been $(0.06) per share. Proforma diluted EPS would have been $(0.04) for the three months ended March 31, 1997 and $(0.05) for the three months ended March 31, 1996. Management of the Company does not anticipate the adoption of SFAS No. 128 will have a material impact on the Company's financial position or results of operation.

3.  STOCKHOLDERS' EQUITY:

In February 1997, the company completed the initial public offering of its common stock. 2,500,000 shares of stock were sold at a price of $12 per share. Coincident with the public offering, all classes of convertible preferred stock converted into common stock. As a result, no preferred stock remained outstanding at March 31, 1997.

In March 1997, the underwriters of the initial public offering, exercised their option to purchase 200,000 additional shares of common stock to meet certain over allotments.

4.  INCOME TAXES:

The availability of the NOL carryforward to reduce U.S. federal taxable income is subject to various limitations under the Internal Revenue Code of 1986 (the "Code"), as amended, in the event of an ownership change as defined in Section 382 of the Code. The Company experienced a change in ownership interest in excess of 50 percent as defined under the Code upon the consummation of its offering of Series B convertible preferred stock. The Company does not believe that this change in ownership significantly impacts the Company's ability to utilize its net operating loss and tax credit carryforwards as of December 31, 1996, because the amount of the annual limitation under the Code of such carryforwards is in excess of the total amount of net operating loss and tax credit carryforwards. The company did not experience a change in control under the code as the result of its initial public offering.

5.  COMMITMENTS AND CONTINGENCIES:

CTRC Research Foundation ("CTRC Research"), the beneficial owner of approximately 23% of the Company's outstanding share of common stock, obtained a favorable private letter ruling from the U.S. Internal Revenue Service ("IRS") during the first quarter which confirmed certain tax implications to CTRC Research associated with the formation of the Company by CTRC Research. This eliminated a contingency previously disclosed in the Company's Registration Statement on Form S-1 (File No. 333-17769).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS

         Certain statements contained in this Quarterly Report on Form 10-Q, including statements regarding the anticipated development and expansion of the Company's business, expenditures, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those discussed in other filings including those contained in the Registration Statement on Form S-1 (File No. 333-17769) made by the Company with the Securities and Exchange Commission.

GENERAL

         ILEX is a drug development company engaged in the business of (i) acquiring rights to (generally in exchange for the payment of licensing fees and future royalty payments), and developing for commercialization, drugs for the treatment of patients with cancer and for the prevention of cancer and (ii) providing clinical research, development and manufacturing services on a contract basis to pharmaceutical and biotechnology companies engaged in the development of oncology products.

         ILEX has no products available for sale and, with the exception of mitoguazone ("MGBG") (for which a new drug application has been submitted to the Food and Drug Administration), does not expect to have any products resulting from its drug development efforts, including its collaborations with others, commercially available for several years, if at all. The Company has incurred losses and expects to incur increasing losses for the foreseeable future as the Company's research and development expenditures increase. The Company's revenue for the foreseeable future will be limited to development funding under its collaborative relationships, fee-for-service revenues pursuant to contracts with its Clinical Research Organization ("CRO") clients, interest income and other miscellaneous income.

         The following is a discussion of the financial condition and results of operations for the Company for the three month periods ended March 31, 1997 and 1996. It should be read in conjunction with the Interim Financial Statements of the Company, the Notes thereto and other financial information included elsewhere in this report.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996


Operating Revenues

         Total revenue increased from approximately $1.0 million in the first quarter of 1996 to $2.6 million in the first quarter of 1997. The increase of approximately $1.6 million, or 160%, was due to an additional $476,000 of product development revenues and $1.1 million of contract research revenues. The $476,000 increase in product development revenues, to $1.4 million, compares to $895,000 in the first quarter of 1996. The increase reflects additional revenue from license and development agreements signed in the fourth quarter of 1996 relating to Piritrexim and Crisnatol. This increase was partially offset by a decrease in revenues with respect to the development of MGBG, for which a New Drug Application has been filed and is under review at the Food and Drug Administration. The $1.1 million increase in contract research services revenues, to $1.2 million, compared to approximately $100,000 in 1996, reflects an increase in both the number of contracts underway as well as in the size and complexity of the contract research projects.

Operating Expenses

         Total Operating Expenses. Total operating expenses increased from approximately $1.5 million in the first quarter of 1996 to $3.4 million in the first quarter of 1997. This increase of approximately $1.9 million, or 126.7%, was due to an increase in research and development costs, general and administrative costs and subcontractor costs.

         Research and Developments Costs. Research and development costs increased from approximately $700,000 in the first quarter of 1996 to $1.3 million in the first quarter of 1997. This increase of $600,000, or 69%, was primarily attributable to spending approximately $600,000 in connection with the development of DFMO.

         General and Administrative Costs. General and administrative costs increased from approximately $508,000 in the first quarter of 1996 to $1.0 million in the first quarter 1997. This increase of $492,000, or 97%, is primarily attributable to increases in rental expense, legal costs and compensation related to additional administrative staff.

         Costs of Contract Research Services. Contract research services costs increased from $200,000 in the first quarter of 1996 to $700,000 in the first quarter of 1997. This increase of $500,000, or 202%, is primarily attributable to increases in expenditures required to support growth in the number and size of contract research contracts.

         Subcontractor Costs. Subcontractor costs increased from $77,000 in the first quarter of 1996 to $451,000 in the first quarter of 1997. This increase of $374,000 is primarily due to increases in expenditures required to support growth in the Company's contract research services operations.

Operating Loss

         The loss from operations increased from ($554,000) in the first quarter of 1996 to ($776,000) in the first quarter of 1997. This increase of ($232,000), or 43%, is primarily attributable to increased spending on ILEX's portfolio products which have not yet been partnered for development, including increased spending associated with the development of DFMO.

Equity in Loss in Joint Venture

         Equity in loss in joint venture was $100,000 in the first quarter of 1997. Since this joint venture was not formed until December 1996, there were no expenses for the comparable three month period in 1996.

Net Interest Income

         Net interest income increased from approximately $128,000 in the first quarter of 1996 to $412,000 in the first quarter of 1997. This increase of $284,000, or 222%, is attributable to an increase in interest income resulting from higher average balances of cash, cash equivalents and investments in marketable securities from proceeds received from ILEX's initial public offering completed in February 1997 and private placements of the Company's securities completed in 1996.

Net Income

         The net loss increased $52,000 during the first quarter of 1997, or 12.5%, from ($416,000) in the first quarter of 1996 to ($468,000) in the first quarter of 1997.

Earnings Per Share

         The net loss decreased from ($.05) in the first quarter of 1996 to ($.04) in the first quarter of 1997, an improvement of $.01 per share. This improvement was primarily attributable to additional dilution from stock sales.

         ILEX expects that results of operations in the future will fluctuate significantly from period to period. Such fluctuations may result from numerous factors, including the amount and timing of revenues earned under existing or future collaborative relationships or joint ventures, if any, technological advances and determinations as to the commercial potential of compounds, the progress of the Company's drug development programs, the receipt of regulatory approvals, acquisitions, the timing of start-up expenses for new facilities, changes in the Company's mix of services, the cost of preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the status of competing products and technologies and the timing and availability of financing for the Company, including existing or future strategic alliances and joint ventures with third parties. In addition, with respect to the Company's contract research services revenues, fluctuations may result due to a number of factors, including the commencement, completion or cancellation of large contracts and progress of ongoing contracts. ILEX believes that comparisons of its quarterly and annual historical results may not be meaningful and should not be relied upon as an indication of future performance.

INCOME TAXES

     The availability of the NOL carryforward to reduce federal taxable income is subject to various limitations under the Internal Revenue Code of 1986 (the "Code"), as amended, in the event of an ownership change as defined in Section 382 of the Code. The Company experienced a change in ownership interest in excess of 50 percent as defined under the Code upon the consummation of its offering of Series B convertible preferred stock. The Company does not believe that this change in ownership significantly impacts the Company's ability to utilize its net operating loss and tax credit carryforwards as of December 31, 1996, because the amount of the annual limitation under the Code of such carryforwards is in excess of the total amount of net operating loss and tax credit carryforwards. The company did not experience a change in control under the Code as the result of its initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

         ILEX has financed its operations primarily through the sale of Convertible Preferred Stock, through development and licensing fee revenues provided by its collaborative partners under its collaborative agreements and, to a lesser extent, through fee-for-service or participatory revenues pursuant to contracts with its CRO clients. The Company receives payments under collaborative agreements primarily in the form of development funding, milestone payments, if milestones are achieved, and royalties, if products are commercialized.

         On February 20,1997, the Company completed an initial offering on 2.7 million shares of Common Stock (including 200,000 shares subject to the underwriter's over-allotment option) at a price of $12.00 per share, resulting in total gross proceeds of $32.4 million, before expenses of $3.2 million.

         To date, the majority of the Company's expenditures have been for research and development activities. With the exception of MGBG, ILEX's most clinically advanced compound, the Company does not expect to receive royalties or other revenues based upon net sales of drugs that may be developed for a significant number of years, if at all. ILEX expects research development expenses to increase significantly for the next several years as its development programs progress. In addition, general administrative expenses necessary to support such expanded programs are also expected to increase over the next several years. As of March 31, 1997, the Company had cash, cash equivalents and investments in marketable securities of approximately $50.7 million and working capital of approximately $36.2 million. The Company believes that such amounts will be used primarily to support continued research and development of its compounds, expand its CRO services business, for general and administrative expenses and for other general corporate purposes.

         As of March 31, 1997, the Company did not have any material commitments for capital expenditures.

         ILEX's future expenditures and capital requirements will depend on numerous factors, including without limitation, the progress of its research and development programs, the progress of its preclinical and clinical testing, the magnitude and scope of these activities, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in or termination of existing collaborative arrangements, the ability of the Company to establish, maintain and avoid termination of collaborative arrangements and the purchase of capital equipment and acquisitions of compounds, technologies or businesses. The Company's cash requirements are expected to continue to increase significantly each year as it expands its activities and operations. There can be no assurance that the Company will ever be able to generate product revenue or achieve or sustain profitability.

                          PART II - OTHER INFORMATION

         Item 1. Legal Proceedings: Not Applicable

         Item 2. Changes in Securities:  Not Applicable

         Item 3. Defaults Upon Senior Securities: Not Applicable

         Item 4. Submission of Matters to a Vote of Security Holders: Not Applicable

         Item 5. Other Information: Not Applicable

         Item 6. Exhibits and Reports on Form 8-K

                          (a) Exhibit 11.1: Computation of Net Loss Per Share (filed herewith)
                                  Exhibit 27.1: Financial Data Schedule
                                  (filed herewith)

                          (b)     Reports on Form 8-K: Not Applicable

                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ILEX ONCOLOGY, INC.
                                        (Registrant)



Dated: May 14, 1997                     By: /s/ RICHARD L. LOVE
      -------------                        ------------------------------------
                                           Richard L. Love
                                           President and Chief Executive Officer
                                              (Principal Executive Officer)



Dated: May 14, 1997                     By: /s/ JAMES R. KOCH
      -------------                        -------------------------------------
                                           James R. Koch
                                           Vice President and Chief Financial
                                           Officer
                                              (Principal Financial and
                                              Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  11.1        Computation of Net Loss Per Share (filed herewith)

  27.1        Financial Data Schedule (filed herewith)