Form 10-Q
period 1997-06-30
ILEX ONCOLOGY INC
filed 1997-08-14
CIK 1001915

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1997

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

                           ------------------------

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

                           ------------------------

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         On July 31, 1997, there were outstanding 12,212,998 shares of Common Stock, $.01 par value, of the registrant.

                              ILEX ONCOLOGY, INC.

                                   FORM 10-Q

                                     INDEX

PART I.    FINANCIAL INFORMATION                                           PAGE
Item 1:    Financial Statements

           Balance Sheets - December 31, 1996 and June 30, 1997            3-4

           Statements of Operations - For the three and six month
           periods ended June 30, 1996 and June 30, 1997                     5

           Statements of Cash Flows - For the six month periods
           ended June 30, 1996 and June 30, 1997                             6

           Notes to Financial Statements                                   7-8

Item 2:    Management's Discussion and Analysis of Financial Condition    9-14
           and Results of Operations


PART II.   OTHER INFORMATION

Items 1-6: Other Information                                                15


SIGNATURES                                                                  16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  ILEX ONCOLOGY, INC. CONDENSED BALANCE SHEETS

              (In Thousands, Except Shares and Per Share Amounts)



                                                                      June 30,
                                                     December 31,      1997
                         ASSETS                         1996        (unaudited)
                         ------                      ------------   -----------
CURRENT ASSETS:
   Cash and cash equivalents                          $  5,037       $ 25,692
   Investments in marketable securities                  5,768          7,728
   Accounts receivable, net                              2,152          4,270
   Prepaid expenses and other                            1,047            858
                                                      --------       --------

               Total current assets                     14,004         38,548
                                                      --------       --------

NONCURRENT ASSETS:
   Investment in joint venture                             250           (296)
   Investments in marketable securities                 12,179         15,110
                                                      --------       --------

               Total noncurrent assets                  12,429         14,814
                                                      --------       --------

PROPERTY AND EQUIPMENT, NET:
                                                           941          2,407
                                                      --------       --------

                         Total assets                 $ 27,374       $ 55,769
                                                      ========       ========


The accompanying notes are an integral part of these unaudited financial statements.

                  ILEX ONCOLOGY, INC. CONDENSED BALANCE SHEETS

              (In Thousands, Except Shares and Per Share Amounts)


                                                                           June 30,
                                                            December 31,     1997
                 LIABILITIES AND STOCKHOLDERS' EQUITY          1996      (unaudited)
                 ------------------------------------       -----------  -----------
CURRENT LIABILITIES:
   Accounts payable-
     Related parties                                         $    250    $     64
     Other                                                        378          90
   Accrued subcontractor costs-
     Related parties                                              345         282
     Other                                                        251         885
   Accrued liabilities                                            568         430
   Deferred revenue                                               530       1,347

               Total current liabilities                        2,322       3,098
                                                             --------    --------
OTHER LONG-TERM LIABILITIES                                       226         354
                                                             --------    --------
COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
   Convertible Preferred Stock, $0.01 par value;
     20,000,000 shares authorized-
       Series A; 2,991,477 and none issued and
         outstanding in 1996 and 1997, respectively                30           -
       Series B; 3,101,448 and none issued and
         outstanding in 1996 and 1997, respectively                31           -
       Series C; 1,309,424 and none issued and
         outstanding in 1996 and 1997, respectively                13           -
       Series D; 113,953 and none  issued and
         outstanding in 1996 and 1997, respectively                 1           -
       Series E; 475,753 and none issued and
         outstanding in 1996 and 1997, respectively                 5           -
   Common stock, $0.01 par value; 40,000,000 shares
     authorized; 1,187,539 and 11,893,942 shares
     issued and outstanding in 1996 and 1997, respectively         12         119
   Additional paid-in capital                                  26,218      55,452
   Receivables on sale of common stock                           (111)        (88)
   Accumulated deficit                                         (1,373)     (3,166)
                                                             --------    --------

               Total stockholders' equity                      24,826      52,317
                                                             --------    --------

               Total liabilities and stockholders' equity    $ 27,374    $ 55,769
                                                             ========    ========


The accompanying notes are an integral part of these unaudited financial statements.

                              ILEX ONCOLOGY, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                    (In Thousands, Except Per Share Amounts)


                                                Three Months             Six Months
                                                   ended                   ended
                                                  June 30,                June 30,
                                            --------------------    --------------------
                                              1996        1997        1996        1997
                                            --------    --------    --------    --------
REVENUE:
   Product development                      $    823    $  1,463    $  1,718    $  2,834
   Contract research services                    339       1,583         457       2,827
                                            --------    --------    --------    --------

           Total revenue                       1,162       3,046       2,175       5,661

OPERATING EXPENSES:
   Research and development costs                849       1,810       1,597       3,199
   General and administrative                    557       1,383       1,065       2,382
   Costs of contract research services           263         438         487         990
   Subcontractor costs                           178         937         255       1,388

           Total operating expenses            1,847       4,568       3,404       7,959

OPERATING LOSS                              $   (685)   $ (1,522)   $ (1,229)   $ (2,298)
                                            --------    --------    --------    --------

OTHER INCOME (EXPENSE):
   Equity in loss in joint venture                 -        (442)          -        (546)
   Interest income                               111         639         243       1,051
   Interest expense                                -           -          (4)          -
                                            --------    --------    --------    --------

NET LOSS                                    $   (574)   $ (1,325)   $   (990)   $ (1,793)
                                            ========    ========    ========    ========

NET LOSS PER SHARE                          $   (.07)   $   (.11)   $   (.12)   $   (.15)
                                            ========    ========    ========    ========

WEIGHTED AVERAGE NUMBER OF COMMON
   STOCK AND COMMON STOCK EQUIVALENTS
   OUTSTANDING                                 8,206      12,559       8,213      11,744
                                            ========    ========    ========    ========


The accompanying notes are an integral part of these unaudited financial statements.

                              ILEX ONCOLOGY, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (In Thousands)


                                                                         Six Months
                                                                           Ended
                                                                          June 30,
                                                                    --------------------
                                                                      1996        1997
                                                                    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $   (990)   $ (1,793)
    Adjustments to reconcile net loss to net cash used in
      operating activities-
       Depreciation and amortization                                      41         146
       Equity in loss in joint venture in excess of distributions          -         546
       Change in assets and liabilities-
         (Increase) decrease in assets-
           Accounts receivable                                          (224)     (2,118)
           Prepaid expenses and other                                    222         189
         Increase (decrease) in liabilities-
           Accounts payable                                             (169)       (474)
           Accrued liabilities                                           (50)        433
           Deferred revenue                                              258         817
           Other long-term liabilities                                     -         128
                                                                    --------    --------

        Net cash used in operating activities                           (912)     (2,126)
                                                                    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities                                 (6,232)     (6,111)
   Maturities of marketable securities                                     -       1,220
   Purchase of property and equipment                                   (210)     (1,612)
                                                                    --------    --------

  Net cash used in investing activities                               (6,442)     (6,503)
                                                                    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock for cash                                       -      32,032
   Repayments of receivables on sale of common stock                      21          23
   Stock issuance costs paid                                               -      (2,771)
   Repayment of advances from related party                             (305)          -

      Net cash provided by financing activities                         (284)     29,284
                                                                    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (7,638)   $ 20,655

CASH AND CASH EQUIVALENTS, beginning of period                         9,636       5,037
                                                                    --------    --------

CASH AND CASH EQUIVALENTS, end of period                            $  1,998    $ 25,692
                                                                    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for-
       Interest                                                     $      4           -
       Income taxes                                                        -           -


The accompanying notes are an integral part of these unaudited financial statements.

                              ILEX ONCOLOGY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                 JUNE 30, 1997

                (Amounts in Thousands, Except Share Information,
                Per Share Information or As Otherwise Indicated)

1.   BASIS OF PRESENTATION:

The accompanying unaudited financial statements of ILEX Oncology, Inc. ("the Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of financial position and results of operations have been made. It is recommended that these financial statements be read in conjunction with the financial statements and notes related thereto included in the Company's Registration Statement on Form S-1 (File No. 333-17769). Certain prior period amounts have been reclassified to conform to the current period presentation.


2.   RECENT ACCOUNTING PRONOUNCEMENTS:

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. Had SFAS No. 128 been adopted, proforma basic EPS would have been $(0.16) for the six months ended June 30, 1997, and $(0.83) for the six months ended June 30, 1996. Proforma June 30, 1996 basic EPS shown excludes convertible preferred stock which converted to common in the initial public offering. If this had been included the proforma EPS would have been $(0.14) per share. Proforma diluted EPS would have been $(0.15) for the six months ended June 30, 1997 and $(0.12) for the six months ended June 30, 1996. Management of the Company does not anticipate the adoption of SFAS No. 128 will have a material impact on the Company's financial position or results of operation.

In June 1997, the FASB issued SFAS no. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and requires reclassification of comparative financial statements for earlier periods. Management of the Company does not anticipate the adoption of SFAS No. 130 will have a material impact on the Company's financial position or results of operations.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 supersedes FASB No. 14, "Financial Reporting for Segments of a Business Enterprise". Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier periods is to be restated. Management of the Company does not anticipate the adoption of SFAS No. 131 will have a material impact on the Company's financial position or results of operations.

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

4.   INCOME TAXES:

The availability of the Net Operating Loss carryforward to reduce U.S. federal taxable income is subject to various limitations under the Internal Revenue Code of 1986 (the "Code"), as amended, in the event of an ownership change as defined in Section 382 of the Code. The Company experienced a change in ownership interest in excess of 50 percent as defined under the Code upon the consummation of its offering of Series B convertible preferred stock. The Company does not believe that this change in ownership significantly impacts the Company's ability to utilize its net operating loss and tax credit carryforwards as of December 31, 1996, because the amount of the annual limitation under the Code of such carryforwards is in excess of the total amount of net operating loss and tax credit carryforwards. The Company did not experience a change in ownership as defined in Section 382 of the Code as the result of its initial public offering.

5.   COMMITMENTS & CONTINGENCIES:

In May 1997, the Company and Leukosite, Inc. formed a joint venture to license and develop Campath 1-H. The joint venture agreement contemplates that ILEX will provide up to $5.0 million in funding over the next 2 years, with the initial funding to occur in the quarter ending September 30, 1997.

6.   SUBSEQUENT EVENT:

In July 1997, the Company entered into a series of collaborative agreements with Physician Reliance Network, Inc. (PRN) under which ILEX and PRN agree to jointly market their clinical trial service capabilities. As part of one of these agreements, ILEX transferred 312,188 shares of ILEX Common Stock to PRN. ILEX also agreed to issue up to an additional 943,800 shares to PRN over a three year period and up to an additional 1,255,988 shares over a four year period based on achievement of certain milestones. Additional shares resulting from this transaction have not been reflected in results.

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

GENERAL

         ILEX is engaged in the businesses of (i) acquiring rights to (generally in exchange for the payment of licensing fees and future royalty payments), and developing for commercialization, drugs for the treatment of patients with cancer and for the prevention of cancer and (ii) providing clinical research, development and manufacturing services on a contract basis to pharmaceutical and biotechnology companies engaged in the development of oncology products.

         During the second quarter of 1997, the Company announced several major events. In April, ILEX entered into a contract with Eli Lilly and Company ("Lilly") and Physician Reliance Network, Inc. to manage the development of two drugs for Lilly. In May, the Company announced the creation of a joint venture with LeukoSite, Inc. to acquire the rights to an additional development compound, Campath 1-H. In June, the Company presented its work on mitoguazone ("MGBG") to the Oncology Drug Advisory Committee at the Food and Drug Administration. The committee chose not to recommend mitoguazone for approval.

         ILEX has no products available for sale and does not expect to have any products resulting from its drug development efforts, including its collaborations with others, commercially available for several years, if at all. The Company has incurred losses and expects to incur increasing losses for the foreseeable future as the Company's research and development expenditures increase. The Company's revenue for the foreseeable future will be limited to development funding under its collaborative relationships, fee-for-service revenues pursuant to contracts with its Contract Research Organization ("CRO") clients, interest income and other miscellaneous income.

         The following is a discussion of the financial condition and results of operations for the Company for the three month and six month periods ended June 30, 1997 and 1996. It should be read in conjunction with the Interim Financial Statements of the Company, the Notes thereto and other financial information included elsewhere in this report.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996


Operating Revenues

         Total revenue increased from approximately $1.2 million in the second quarter of 1996 to $3.0 million in the second quarter of 1997. The increase of approximately $1.8 million, or 162%, was due to an additional $640,000 of product development revenues and $1.2 million of contract research revenues. The $640,000 increase in product development revenues, to $1.5 million, compares to $823,000 in the second quarter of 1996. The increase reflects additional revenue from license and development agreements entered into in the fourth quarter of 1996 relating to Piritrexim and Crisnatol. This increase was partially offset by a decrease in revenues with respect to the development of mitoguazone. The $1.2 million increase in contract research services revenues, to $1.6 million, compared to approximately $339,000 in 1996, reflects an increase in both the number of contracts underway as well as in the size and complexity of the contract research projects.

Operating Expenses

         Total Operating Expenses. Total operating expenses increased from approximately $1.8 million in the second quarter of 1996 to $4.6 million in the second quarter of 1997. This increase of approximately $2.8 million, or 147%, was due to an increase in research and development costs, general and administrative costs and subcontractor costs.

         Research and Developments Costs. Research and development costs increased from approximately $849,000 in the second quarter of 1996 to $1.8 million in the second quarter of 1997. This increase of $1.0 million, or 113%, was primarily attributable to spending approximately $500,000 in connection with the development of difluoromethylornithine and $200,000 on Campath 1-H.

         General and Administrative Costs. General and administrative costs increased from approximately $557,000 in the second quarter of 1996 to $1.4 million in the second quarter 1997. This increase of $826,000, or 148%, is primarily attributable to increases in rental expense, business development activities, legal costs and compensation related to additional administrative staff.

         Costs of Contract Research Services. Contract research services costs increased from $263,000 in the second quarter of 1996 to $438,000 in the second quarter of 1997. This increase of $175,000, or 67%, is primarily attributable to increases in expenditures required to support growth in the number and size of contract research contracts.

         Subcontractor Costs. Subcontractor costs increased from $178,000 in the second quarter of 1996 to $937,000 in the second quarter of 1997. This increase of $759,000 is primarily due to increases in expenditures required to support growth in the Company's contract research services operations.

Operating Loss

         The loss from operations increased from ($685,000) in the second quarter of 1996 to ($1.5 million) in the second quarter of 1997. This increase of ($837,000), or 122%, is primarily attributable to increased spending on ILEX's portfolio products which have not yet been partnered for development, including increased spending associated with the development of difluoromethylornithine.

Equity in Loss in Joint Venture

         Equity in loss in joint venture was ($442,000) in the second quarter of 1997. Since this joint venture was not formed until December 1996, there were no expenses for the comparable three month period in 1996.

Net Interest Income

         Net interest income increased from approximately $111,000 in the second quarter of 1996 to $639,000 in the second quarter of 1997. This increase of $528,000, or 476%, is attributable to an increase in interest income resulting from higher average balances of cash, cash equivalents and investments in marketable securities from proceeds received from ILEX's initial public offering completed in February 1997, and private placements of the Company's securities completed in 1996.

Net Income

         The net loss increased ($751,000) during the second quarter of 1997, or 131%, from ($574,000) in the second quarter of 1996 to ($1.3 million) in the second quarter of 1997.

Earnings Per Share

         The net loss increased from ($.07) in the second quarter of 1996 to ($.11) in the second quarter of 1997, a change of ($.04) per share.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996


Operating Revenues

         Total revenue increased from approximately $2.2 million in the first half of 1996 to $5.7 million in the first half of 1997. The increase of approximately $3.5 million, or 160%, was due to an additional $1.1 million of product development revenues and $2.4 million of contract research revenues. The $1.1 million increase in product development revenues, to $2.8 million, compares to $1.7 million in the first half of 1996. The increase reflects additional revenue from license and development agreements signed in the fourth quarter of 1996 relating to Piritrexim and Crisnatol. This increase was partially offset by a decrease in revenues with respect to the development of mitoguazone. The $2.4 million increase in contract research services revenues, to $2.8 million, compared to approximately $457,000 in 1996, reflects an increase in both the number of contracts underway as well as in the size and complexity of the contract research projects.

Operating Expenses

         Total Operating Expenses. Total operating expenses increased from approximately $3.4 million in the first half of 1996 to $8.0 million in the first half of 1997. This increase of approximately $4.6 million, or 134%, was due to an increase in research and development costs, general and administrative costs and subcontractor costs.

         Research and Developments Costs. Research and development costs increased from approximately $1.6 million in the first half of 1996 to $3.2 million in the first half of 1997. This increase of $1.6 million, or 100%, was primarily attributable to spending approximately $1.1 million in connection with the development of difluoromethylornithine and $200,000 on Campath 1-H.

         General and Administrative Costs. General and administrative costs increased from approximately $1.1 million in the first half of 1996 to $2.4 million in the first half 1997. This increase of $1.3 million, or 124%, is primarily attributable to increases in rental expense, legal costs, business development activities and compensation related to additional administrative staff.

         Costs of Contract Research Services. Contract research services costs increased from $487,000 in the first half of 1996 to $990,000 in the first half of 1997. This increase of $503,000, or 103%, is primarily attributable to increases in expenditures required to support growth in the number and size of contract research contracts.

         Subcontractor Costs. Subcontractor costs increased from $255,000 in the first half of 1996 to $1.4 million in the first half of 1997. This increase of $1.1 million is primarily due to increases in expenditures required to support growth in the Company's contract research services operations.

Operating Loss

         The loss from operations increased from ($1.2 million) in the first half of 1996 to ($2.3 million) in the first half of 1997. This increase of ($1.1 million), or 87%, is primarily attributable to increased spending on ILEX's portfolio products which have not yet been partnered for development, including increased spending associated with the development of difluoromethylornithine.

Equity in Loss in Joint Venture

         Equity in loss in joint venture was ($546,000) in the first half of 1997. Since this joint venture was not formed until December 1996, there were no expenses for the comparable six month period in 1996.

Net Interest Income

         Net interest income increased from approximately $239,000 in the first half of 1996 to $1.1 million in the first half of 1997. This increase of $812,000, or 340%, is attributable to an increase in interest income resulting from higher average balances of cash, cash equivalents and investments in marketable securities from proceeds received from ILEX's initial public offering completed in February 1997 and private placements of the Company's securities completed in the second half of 1996.

Net Income

         The net loss increased ($803,000) during the first half of 1997, or 81%, from ($990,000) in the first half of 1996 to ($1.8 million) in the first half of 1997.

Earnings Per Share

         The net loss increased from ($.12) in the first half of 1996 to ($.15) in the first half of 1997, a change of ($.03) per share. This improvement was primarily attributable to additional dilution from stock sales.

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

LIQUIDITY AND CAPITAL RESOURCES

         ILEX has financed its operations primarily through the sale of its capital stock, through development and licensing fee revenues provided by its collaborative partners under its collaborative agreements and through fee-for-service or participatory revenues pursuant to contracts with its CRO clients. The Company receives payments under collaborative agreements primarily in the form of development funding, milestone payments, if milestones are achieved, and royalties, if products are commercialized.

         To date, the majority of the Company's expenditures have been for research and development activities. The Company does not expect to receive royalties or other revenues based upon net sales of drugs that may be developed for a significant number of years, if at all. ILEX expects research development expenses to increase significantly for the next several years as its development programs progress. In addition, general administrative expenses necessary to support such expanded programs are also expected to increase over the next several years. As of June 30, 1997, the Company had cash, cash equivalents and investments in marketable securities of approximately $49.1 million and working capital of approximately $35.5 million. The Company believes that such amounts will be used primarily to support continued research and development of its compounds, expand its CRO services business, for general and administrative expenses and for other general corporate purposes.

         As of June 30, 1997, the Company did not have any material commitments for capital expenditures.

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

Item 3.  Defaults Upon Senior Securities: Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders: Not
         Applicable

Item 5.  Other Information: Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit 10.1*:   Lease Agreement between the Company and N.W.A.
                               Limited Partnership, dated October 16, 1996

              Exhibit 10.2*: First Amendment to Lease Agreement between the Company and N.W.A. Limited Partnership, dated March 26, 1997

              Exhibit 10.3*: Registration Rights Agreement dated July 9, 1997, between the Company and PRN Research, Inc.

              Exhibit 10.4*+: Service Agreement dated June 30, 1997, between the Company and PRN Research, Inc.

              Exhibit 11.1*:   Computation of Net Loss Per Share

              Exhibit 27.1*:   Financial Data Schedule

                   *Filed herewith

                   +Confidential treatment has been requested with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission

         (b)  Reports on Form 8-K: Not Applicable

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ILEX ONCOLOGY, INC.
                                      (Registrant)



Dated: August 14, 1997                By: /s/ RICHARD L. LOVE
                                          -------------------------------------
                                          Richard L. Love
                                          President and Chief Executive Officer
                                            (Principal Executive Officer)



Dated: August 14, 1997                By: /s/ JAMES R. KOCH
                                          -------------------------------------
                                          James R. Koch
                                          Vice President and Chief Financial
                                            Officer
                                                (Principal Financial and
                                                  Accounting Officer)

                                 EXHIBIT INDEX

      EXHIBIT NO.      DESCRIPTION
      -----------      -----------
      Exhibit 10.1*:   Lease Agreement between the Company and N.W.A.
                       Limited Partnership, dated October 16, 1996

      Exhibit 10.2*:   First Amendment to Lease Agreement between the
                       Company and N.W.A. Limited Partnership, dated
                       March 26, 1997

      Exhibit 10.3*:   Registration Rights Agreement dated July 9,
                       1997, between the Company and PRN Research, Inc.

      Exhibit 10.4*+: Service Agreement dated June 30, 1997, between the Company and PRN Research, Inc.

      Exhibit 11.1*:   Computation of Net Loss Per Share

      Exhibit 27.1*:   Financial Data Schedule

           *Filed herewith

           +Confidential treatment has been requested with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission