Form 10-Q
period 1997-09-30
ILEX ONCOLOGY INC
filed 1997-11-14
CIK 1001915

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                  (Mark One)

                        [X] Quarterly Report Pursuant to
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1997

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the Transition Period From to

                         Commission File Number 0-22147


                               ILEX ONCOLOGY, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                        74-2699185
    (State or other                         (I.R.S. Employer Identification No.)
    jurisdiction of
    incorporation or organization)


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

         Yes   X       No
            -------      -------

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         On November 11, 1997, there were outstanding 12,278,500 shares of Common Stock, $.01 par value, of the registrant.

                               ILEX ONCOLOGY, INC.

                                    FORM 10-Q

                                      INDEX

PART I.           FINANCIAL INFORMATION                                    PAGE
-------           ---------------------                                    ----

Item 1:           Financial Statements

                  Balance Sheets - December 31, 1996 and September 30, 1997   3

                  Statements of Operations - For the three and nine month
                  periods ended September 30, 1996 and September 30, 1997     5

                  Statements of Cash Flows - For the nine month periods
                  ended September 30, 1996 and September 30, 1997             6

                  Notes to Financial Statements                               7

Item 2:           Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          9


PART II.          OTHER INFORMATION
--------          -----------------

Items 1-6:        Other Information                                          15


SIGNATURES                                                                   16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  ILEX ONCOLOGY, INC. CONDENSED BALANCE SHEETS

                                 (In Thousands)


                                                         December 31,   September 30,
                                                             1996          1997
                                                           -------       -------
                                                                        (unaudited)
                                              ASSETS
     CURRENT ASSETS:
   Cash and cash equivalents                               $ 5,037       $21,111
   Investments in marketable securities                      5,768         8,394
   Accounts receivable, net                                  2,152         2,989
   Prepaid expenses and other                                1,047         1,226
                                                           -------       -------

                                  Total current assets      14,004        33,720
                                                           -------       -------

NONCURRENT ASSETS:
   Investments in joint ventures and European affiliate        250         1,006
Intangible assets                                             --           5,116
   Investments in marketable securities                     12,179        15,341
                                                           -------       -------

               Total noncurrent assets                      12,429        21,463
                                                           -------       -------

PROPERTY AND EQUIPMENT, NET:
                                                               941         2,489
                                                           -------       -------

                                      Total assets         $27,374       $57,672
                                                           =======       =======







The accompanying notes are an integral part of these unaudited financial statements.

                  ILEX ONCOLOGY, INC. CONDENSED BALANCE SHEETS

               (In Thousands, Except Shares and Per Share Amounts)


                                                                                                  December 31,   September 30,
                                                                                                      1996          1997
                                                                                                    --------      --------
                              LIABILITIES AND STOCKHOLDERS' EQUITY                                                (unaudited)
   Accounts payable-
     Related parties                                                                                $    250      $     57
     Other                                                                                               378           189
   Accrued subcontractor costs-
     Related parties                                                                                     345           220
     Other                                                                                               251           533
   Accrued liabilities                                                                                   568         1,045
   Deferred revenue                                                                                      530         1,009
                                                                                                    --------      --------

                           Total current liabilities                                                   2,322         3,053
                                                                                                    --------      --------

OTHER LONG-TERM LIABILITIES                                                                              226           395
                                                                                                    --------      --------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
   Convertible Preferred Stock, $0.01 par value; 20,000,000 shares authorized-
       Series A; 2,991,477 and none issued and outstanding in 1996 and 1997, respectively                 30          --
       Series B; 3,101,448 and none issued and outstanding in 1996 and 1997, respectively                 31          --
       Series C; 1,309,424 and none issued and outstanding in 1996 and 1997, respectively                 13          --
       Series D; 113,953 and none  issued and outstanding in 1996 and 1997, respectively                   1          --
       Series E; 475,753 and none issued and outstanding in 1996 and 1997, respectively                    5          --
   Common stock, $0.01 par value; 40,000,000 shares authorized; 1,187,539 and 11,893,942 shares
     issued and outstanding in 1996 and 1997, respectively                                                12           122
   Additional paid-in capital                                                                         26,218        61,169
   Receivables on sale of common stock                                                                  (111)          (42)
   Accumulated deficit                                                                                (1,373)       (7,025)
                                                                                                    --------      --------

                           Total stockholders' equity                                                 24,826        54,224
                                                                                                    --------      --------

                           Total liabilities and stockholders' equity                               $ 27,374      $ 57,672
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

                               ILEX ONCOLOGY, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)


                                                                               Three Months                 Nine months
                                                                                  ended                       ended
                                                                               September 30,               September 30,
                                                                         ---------------------       ----------------------
                                                                           1996          1997          1996          1997
                                                                         --------      --------      --------      --------
REVENUE:
   Product development                                                   $  1,181      $  1,322      $  2,899      $  4,156
   Contract research services                                                 385         1,531           842         4,358
   License fees                                                              --             300          --             300
                                                                         --------      --------      --------      --------


           Total revenue                                                    1,566         3,153         3,741         8,814
                                                                         --------      --------      --------      --------

OPERATING EXPENSES:
   Research and development costs                                             906         1,831         2,503         5,030
   General and administrative                                                 849         1,876         1,914         4,258
   Costs of contract research services                                        553           663         1,040         1,653
   Subcontractor costs                                                        213           432           468         1,820
                                                                         --------      --------      --------      --------

           Total operating expenses without PRN                             2,521         4,802         5,925        12,761
PRN amortization and accrual                                                 --             717          --             717
                                                                         --------      --------      --------      --------
           Total operating expenses                                         2,521         5,519         5,925        13,478
                                                                         --------      --------      --------      --------

OPERATING LOSS                                                           $   (955)     $ (2,366)     $ (2,184)     $ (4,664)
                                                                         --------      --------      --------      --------

OTHER INCOME (EXPENSE):
   Equity in loss in joint venture                                           --          (2,067)         --          (2,613)
   Equity in loss from European affiliate                                    --             (83)         --             (83)
   Interest income                                                            216           657           459         1,708
   Interest expense                                                          --            --              (4)         --
                                                                         --------      --------      --------      --------

NET LOSS                                                                 $   (739)     $ (3,859)     $ (1,729)     $ (5,652)
                                                                         ========      ========      ========      ========

NET LOSS PER SHARE                                                       $   (.08)     $   (.31)     $   (.20)     $   (.47)
                                                                         ========      ========      ========      ========

WEIGHTED AVERAGE NUMBER OF COMMON STOCK AND COMMON STOCK EQUIVALENTS
   OUTSTANDING                                                              9,240        12,503         8,560        11,971
                                                                         ========      ========      ========      ========



The accompanying notes are an integral part of these unaudited financial statements.

                               ILEX ONCOLOGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In Thousands)


                                                                              Nine Months
                                                                                Ended
                                                                             September 30,
                                                                         ---------------------
                                                                          1996          1997
                                                                        --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                            $ (1,729)     $ (5,652)
    Adjustments to reconcile net loss to net cash used in operating activities-
       Depreciation and amortization                                          77           233

       Equity in loss in joint venture in excess of distributions             --          (756)
       Change in assets and liabilities-
         (Increase) decrease in assets-
           Accounts receivable                                              (276)         (837)
           Prepaid expenses and other                                        113          (178)
         Increase (decrease) in liabilities-
           Accounts payable                                                   (9)         (382)
           Accrued liabilities                                               (52)          684
           Deferred revenue                                                  308           479
           Other long-term liabilities                                       173           168
                                                                        --------      --------


      Net cash used in operating activities                               (1,516)       (6,291)
                                                                        --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities                                     (9,749)       (7,008)
   Maturities of marketable securities                                        --         1,220
   Investment in intangible assets                                            --        (5,116)
   Purchase of property and equipment                                       (370)       (1,781)
                                                                        --------      --------

     Net cash used in investing activities                               (10,119)      (12,685)
                                                                        --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock for cash                                          --        37,717

   Repayments of receivables on sale of common stock                          23            69
   Issuance of Series C preferred stock                                   10,000            --

   Stock issuance costs paid                                                 (56)       (2,736)
   Repayment of advances from related party                                 (305)           --
                                                                        --------      --------
     Net cash provided by financing activities                             9,664        35,050
                                                                        --------      --------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (1,973)     $ 16,074

CASH AND CASH EQUIVALENTS, beginning of period                             9,636         5,037
                                                                        --------      --------

CASH AND CASH EQUIVALENTS, end of period                                $  7,663      $ 21,111
                                                                        ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for-
       Interest                                                         $      4            --
       Income taxes                                                           --            --



The accompanying notes are an integral part of these unaudited financial statements.

                               ILEX ONCOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1997

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


2.   RECENT ACCOUNTING PRONOUNCEMENTS:

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. Had SFAS No. 128 been adopted, proforma basic EPS would have been $(0.51) for the nine months ended September 30, 1997, and $(1.45) for the nine months ended September 30, 1996. Proforma September 30, 1996 basic EPS shown excludes convertible preferred stock which converted to common in the initial public offering. If this had been included the proforma EPS would have been $(0.23) per share. Proforma diluted EPS would have been $(0.47) for the nine months ended September 30, 1997 and $(0.20) for the nine months ended September 30, 1996. Management of the Company does not anticipate the adoption of SFAS No. 128 will have a material impact on the Company's financial position or results of operation.

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

3.   STOCKHOLDERS' EQUITY:

In February 1997, the company completed the initial public offering of its common stock. 2,500,000 shares of common stock were sold at a price of $12 per share. Coincident with the public offering, all classes of convertible preferred stock converted into common stock.

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

5.   TRANSACTIONS:

In July 1997, the Company entered into a series of collaborative agreements with Physician Reliance Network, Inc. (PRN) under which ILEX and PRN agree to jointly market their clinical trial service capabilities. As part of entering into these agreements, ILEX issued 312,188 shares of ILEX Common Stock to PRN. ILEX has recorded $5,4 million as an intangible asset and is amortizing this cost over a five year period. ILEX has also agreed to issue up to an additional 943,800 shares to PRN over a three year period if PRN remains in compliance with various provisions of the agreements. Additionally, 1,255,988 shares of common stock will be issued over a four year period based on achievement of certain milestones. No additional shares have been issued related to these agreements, but the company recorded $448,000 in expense in the quarter ended September 30, 1997 related to the anticipated achievement of certain milestones.

In September 1997, the Company acquired a 30% equity interest in a German contract research organization, PFK GmbH. This purchase resulted in the issuance of 17,361 shares of common stock in addition to a cash payment.

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

During the third quarter of 1997, the Company announced several major events. In July, it entered into an agreement with PRN Research, Inc., a subsidiary of Physician Reliance Network (PRN). Under the agreement, PRN will refer all contract research business to ILEX. Together, the two companies will provide comprehensive clinical development services to pharmaceutical and biotechnology clients. In August, ILEX purchased a 30% equity stake in a German-based contract research organization, which has been renamed PFK-ILEX. Together, the two firms are pursuing a leadership position in the European market for clinical research in oncology, offering clients simultaneous development of their oncology compounds in both the United States and Europe. ILEX initiated Phase II clinical trials of its drug Piritrexim related to bladder cancer in August and, in September, launched Phase II trials of DFMO related to breast cancer. Also in September, ILEX restructured its business into two wholly-owned subsidiaries - one to develop ILEX's portfolio of anticancer products and one to provide contract research services to other pharmaceutical and biotech companies.

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

         The following is a discussion of the financial condition and results of operations for the Company for the three month and nine month periods ended September 30, 1997 and 1996. It should be read in conjunction with the Interim Financial Statements of the Company, the Notes thereto and other financial information included elsewhere in this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996


Operating Revenues

         Total revenue increased from approximately $1.6 million in the third quarter of 1996 to $3.2 million in the third quarter of 1997. The increase of approximately $1.6 million, or 101%, was due to an additional $141,000 of product development revenues and $1.1 million of contract research revenues. The $141,000 increase in product development revenues, to $1.3 million, compares to $1.2 million in the third quarter of 1996. The increase reflects additional revenue from license and development agreements entered into in the fourth quarter of 1996 relating to Piritrexim. This increase was partially offset by a decrease in revenues with respect to the development of mitoguazone. The $1.1 million increase in contract research services revenues, to $1.5 million, compared to approximately $385,000 in 1996, reflects an increase in both the number of contracts underway as well as in the size and complexity of the contract research projects.

Operating Expenses

         Total Operating Expenses. Total operating expenses increased from approximately $2.5 million in the third quarter of 1996 to $5.5 million in the third quarter of 1997. This increase of approximately $3.0 million, or 119%, was due to an increase in research and development costs, general and administrative costs, subcontractor costs and amortization of expense associated with the PRN transaction.

         Research and Developments Costs. Research and development costs increased from approximately $906,000 in the third quarter of 1996 to $1.8 million in the third quarter of 1997. This increase of $0.9 million, or 102%, was primarily attributable to spending approximately $721,000 in connection with the development of difluoromethylornithine and $301,000 on Campath 1-H.

         General and Administrative Costs. General and administrative costs increased from approximately $849,000 in the third quarter of 1996 to $1.9 million in the third quarter 1997. This increase of $1.0 million, or 121%, is primarily attributable to increases in rental expense, business development activities, legal costs and compensation related to additional administrative staff.

         Costs of Contract Research Services. Contract research services costs increased from $553,000 in the third quarter of 1996 to $663,000 in the third quarter of 1997. This increase of $110,000, or 20%, is primarily attributable to increases in expenditures required to support growth in the number and size of contract research contracts.

         Subcontractor Costs. Subcontractor costs increased from $213,000 in the third quarter of 1996 to $432,000 in the third quarter of 1997. This increase of $219,000, or 103%, is primarily due to increases in expenditures required to support growth in the Company's contract research services operations.

         PRN amortization and accrual. Amortization of the cost of the initial shares granted to PRN and the accrual of anticipated costs of issuing common stock related to future milestone payments to was $717,000 in the third quarter of 1997. Since the collaborative relationship with PRN was not entered into until July 1997, there were no expenses for the comparable three month period in 1996.

Operating Loss

         The loss from operations increased from ($955,000) in the third quarter of 1996 to ($2.4 million) in the third quarter of 1997. This increase of ($1.4 million), or 148%, is primarily attributable to increased spending on ILEX's portfolio products which have not yet been partnered for development, including increased spending associated with the development of difluoromethylornithine.

Equity in Loss in Joint Venture and European affiliate

         Equity in loss in joint venture was ($2.1 million) in the third quarter of 1997. Since the joint ventures were not formed until December 1996 and April 1997, there were no expenses for the comparable three month period in 1996. The increase in the loss in joint ventures is partially attributable to the decision to proceed with production validation lots to support the planned regulatory submission for Campath 1-H. The loss from the European affiliate of (83,000) reflects the impact of seasonality and vacations for the two months since affiliation.

Net Interest Income

         Net interest income increased from approximately $216,000 in the third quarter of 1996 to $657,000 in the third quarter of 1997. This increase of $441,000, or 204%, is attributable to an increase in interest income resulting from higher average balances of cash, cash equivalents and investments in marketable securities from proceeds received from ILEX's initial public offering of common stock completed in February 1997, and private placements of the Company's securities completed in late 1996.

Net Income

         The net loss increased ($3.1 million) during the third quarter of 1997, or 422%, from ($739,000) in the third quarter of 1996 to ($3.8 million) in the third quarter of 1997.

Earnings Per Share

         The net loss increased from ($.08) in the third quarter of 1996 to ($.31) in the third quarter of 1997, a change of ($.23) per share.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996


Operating Revenues

         Total revenue increased from approximately $3.7 million in the first nine months of 1996 to $8.8 million in the first nine months of 1997. The increase of approximately $5.1 million, or 136%, was due to an additional $1.3 million of product development revenues, $3.5 million of contract research revenues and $300,000 of licensing fees. The $1.3 million increase in product development revenues, to $4.2 million, compares to $2.9 million in 1996. The increase primarily reflects additional revenue from license and development agreements signed in the fourth quarter of 1996 relating to Piritrexim and Crisnatol. This increase was partially offset by a decrease in revenues with respect to the development of mitoguazone. The $3.5 million increase in contract research services revenues, to $4.4 million, compared to approximately $842,000 in 1996, reflects an increase in both the number of contracts underway as well as in the size and complexity of the contract research projects.

Operating Expenses

         Total Operating Expenses. Total operating expenses increased from approximately $5.9 million in 1996 to $13.5 million in 1997. This increase of approximately $7.6 million, or 127%, was due to an increase in research and development costs, general and administrative costs, subcontractor costs, and PRN amortization and accrual expenses.

         Research and Developments Costs. Research and development costs increased from approximately $2.5 million in 1996 to $5.0 million in 1997. This increase of $2.5 million, or 101%, was primarily attributable to spending approximately $1.9 million in connection with the development of difluoromethylornithine and $0.4 million on Campath 1-H (exclusive of manufacturing).

         General and Administrative Costs. General and administrative costs increased from approximately $1.9 million in 1996 to $4.3 million in 1997. This increase of $2.3 million, or 122%, is primarily attributable to increases in rental expense, legal costs, business development activities and compensation related to additional administrative staff.

         Costs of Contract Research Services. Contract research services costs increased from $1.0 million in 1996 to $1.7 million in 1997. This increase of $613,000, or 59%, is primarily attributable to increases in expenditures required to support growth in the number and size of contract research contracts.

         Subcontractor Costs. Subcontractor costs increased from $468,000 in 1996 to $1.8 million in 1997. This increase of $1.4 million is primarily due to increases in expenditures required to support growth in the Company's contract research services operations.

         PRN amortization and accrual. Amortization of the cost of the initial shares granted to PRN and the accrual of anticipated cost of issuing future milestone payments was $717,000 in the third quarter of 1997. Since the collaborative relationship with PRN was not entered into until July 1997, there were no expenses for the comparable period in 1996.

Operating Loss

         The loss from operations increased from ($2.2 million) in 1996 to ($4.7 million) in 1997. This increase of ($2.5 million), or 114%, is primarily attributable to increased spending on ILEX's portfolio products which have not yet been partnered for development, including increased spending associated with the development of difluoromethylornithine and Campath.

Equity in Loss in Joint Venture and European Affiliate

         Equity in loss in joint venture was ($2.6 million) in 1997, and in the European affiliate was ($83,000) for the period. Since the joint ventures were not formed until December 1996 and April 1997, and the agreement with the European CRO was concluded in August 1997, there were no expenses for the comparable nine month period in 1996.

Net Interest Income

         Net interest income increased from approximately $455,000 in 1996 to $1.7 million in 1997. This increase of $1.3 million, or 275%, is attributable to an increase in interest income resulting from higher average balances of cash, cash equivalents and investments in marketable securities from proceeds received from ILEX's initial public offering of common stock completed in February 1997 and private placements of the Company's securities completed in the last quarter of 1996.

Net Income

         The net loss increased ($3.9 million) during 1997, or 227%, from ($1.7 million) in 1996 to ($5.7 million) in 1997.

Earnings Per Share

         The net loss per share increased from ($.20) per share in 1996 to ($.47) in 1997, a change of ($.27) per share. This was primarily attributable to increased spending on the product portfolio and the expenses associated with the PRN. collaboration

         ILEX expects that results of operations in the future will fluctuate significantly from period to period. Such fluctuations may result from numerous factors, including the amount and timing of revenues earned under existing or future collaborative relationships or joint ventures, if any, technological advances and determinations as to the commercial potential of compounds, the progress of the Company's drug development programs, the receipt of regulatory approvals, acquisitions, the timing of start-up expenses for new facilities, changes in the Company's mix of services, the cost of preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the status of competing products and technologies and the timing and availability of financing for the Company, including existing or future strategic alliances and joint ventures with third parties. In addition, with respect to the Company's contract research services revenues, fluctuations may result due to a number of factors, including the commencement, completion or cancellation of large contracts and progress of ongoing contracts. ILEX believes that comparisons of its quarterly and annual historical results may not be meaningful and should not be relied upon as an indication of future performance.

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

         To date, the majority of the Company's expenditures have been for research and development activities. The Company does not expect to receive royalties or other revenues based upon sales of products that may be developed for a significant number of years, if at all. ILEX expects research development expenses to increase significantly for the next several years as its development programs progress. In addition, general administrative expenses necessary to support such expanded programs are also expected to increase over the next several years. As of September 30, 1997, the Company had cash, cash equivalents and investments in marketable securities of approximately $44.8 million and working capital of approximately $30.7 million. The Company believes that such amounts will be used primarily to support continued research and development of its compounds, expand its CRO services business, for general and administrative expenses and for other general corporate purposes.

         As of September 30, 1997, the Company did not have any material commitments for capital expenditures.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings: Not Applicable

Item 2.  Changes in Securities:

         (a)  Not applicable

         (b)  Not applicable

         (c) Pursuant to an Assignment Agreement (the "Agreement") executed July 9, 197 between the Company and PRN Research, Inc. a Texas corporation ("PRN"), whereby the Company acquired certain rights from PRN to a Research Agreement dated April 10, 1997 among the Company, PRN and Eli Lilly and Company, an Indiana corporation, the Company issued 312,188 shares of common stock, $.01 par value ("Common Stock"), to PRN. Such Common Stock was not registered under the Securities Act of 1933. as amended (the "Securities Act") pursuant to the exemptions of such registration provided by Regulation D ("Regulation D") of the rules and regulations promulgated under the Securities Act by the Securities and Exchange Commission. In issuing the Common Stock, the Company relied upon certain representations and warranties of PRN, including, among other things, that PRN is an accredited investor (as that term is defined by Rule 501(a) of Regulation D) and that the Common Stock was acquired solely for PRN's own account for investment and not with a view to distribution.

              Pursuant to a Stock Purchase Agreement among the Company, PFK GmbH ("PFK") and Dr. Wolfgang Beier ("Beier") dated August 20, 1997, whereby the Company acquired 30% of the outstanding capital stock of PFK and the option to 49% of the capital stock of PFK, the Company issued 17,361 shares of Common Stock to. Beier. Such Common Stock was not registered under the Securities Act pursuant to the exemptions of such registration provided by Regulation D. In issuing the Common Stock, the Company relied upon certain representations and warranties of Beier, including, among other things, that Beier is an accredited investor (as that term is defined by Rule 501(a) of Regulation D) and that the Common Stock was acquired solely for Beier's own account for investment and not with a view to distribution.


Item 3.  Defaults Upon Senior Securities: Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders: Not Applicable

Item 5.  Other Information: Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)               Exhibit 11.1:*    Computation of Net Loss Per Share
                           Exhibit 27.1:*    Financial Data Schedule
                   *Filed herewith

         (b)  Reports on Form 8-K: Not Applicable

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ILEX ONCOLOGY, INC.
                                     (Registrant)



Dated:   November 14, 1997           By:   /s/   Richard L. Love
      ---------------------             --------------------------
                                          Richard L. Love
                                          President and Chief Executive Officer
                                           (Principal Executive Officer)



Dated:   November 14, 1997           By:   /s/   James R. Koch
      ---------------------             ---------------------------
                                           James R. Koch
                                           Vice President and Chief Financial
                                             Officer
                                            (Principal Financial and Accounting
                                             Officer)

                              INDEX TO EXHIBITS


Exhibit 11.1            Computation of net loss per share

Exhibit 27.1            Financial Data Schedule