Form 10-K
period 1997-12-31
ILEX ONCOLOGY INC
filed 1998-03-31
CIK 1001915

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K

(MARK ONE)
    [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1997
                                     OR
    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from. . . . . . to. . . . . .
                       Commission file number 0-22147

                             ILEX ONCOLOGY, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                          74-2699185
 (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)
  11550 I.H. 10 WEST, SUITE 300
       SAN ANTONIO, TEXAS                                        78230
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (210) 949-8200

                               --------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS:                      NAME OF EXCHANGE ON WHICH REGISTERED:
--------------------                      -------------------------------------
  COMMON STOCK,                           NATIONAL ASSOCIATION OF SECURITIES
  $.01 PAR VALUE                          DEALERS AUTOMATED QUOTATION SYSTEM


      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   [X]  NO [ ].

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ].

                               ---------------

         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF MARCH 19, 1998 IS 12,280,730.

         THE AGGREGATE MARKET VALUE OF THE STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 19, 1998 WAS APPROXIMATELY $57.2 MILLION.


================================================================================

         This Annual Report on Form 10-K contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, relationships with pharmaceutical and biotechnology companies, the ability to develop safe and efficacious drugs, variability of royalty, license and other revenue, failure to satisfy performance obligations, ability to enter into future collaboration agreements, failure of the Company to achieve positive results in clinical trials, failure to complete current or secure new contracts with contract research services clients, uncertainty regarding the Company's patents and proprietary rights (including the risk that the Company may be forced to engage in costly litigation to protect such patent rights and the material adverse consequences to the Company if there were unfavorable outcome of any such litigation), governmental regulation and supervision, technological change, changes in industry practices, onetime events and other factors described herein or in the Company's Registration Statement on Form S-1 (Registration No. File 333-17769) and the Company's annual and quarterly reports filed with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

                                    PART I.


ITEM 1.  BUSINESS

SUMMARY

         ILEX Oncology, Inc. ("ILEX" or the "Company") is a drug development company focused exclusively on oncology. The Company uses its expertise in the identification, development, manufacturing and regulatory approval process of oncology drugs to (i) develop cancer treatment products, (ii) develop products for the prevention of cancer and (iii) provide contract research services to pharmaceutical and biotechnology companies. The Company has seven cancer treatment compounds under development, including five in Phase II or Phase III clinical trials. Additionally, ILEX has two chemoprevention compounds under development. Consistent with its strategy, the Company has established worldwide development and marketing collaborations with Sanofi S.A. ("Sanofi"), MPI Enterprises, L.L.C. ("MPI") and LeukoSite, Inc. ("LeukoSite") for certain of its compounds. In addition to its proprietary product development programs, the Company offers contract research ("CRO") services to both the pharmaceutical and biotechnology industries. In July 1997, the Company entered into a strategic collaboration with Physician Reliance Network, Inc., the largest oncology practice management company in the United States, to provide CRO services. ILEX believes it is currently the only full-service provider of CRO services focused exclusively on oncology. ILEX was formed by The Cancer Therapy and Research Foundation of South Texas ("CTRC") in December 1993 for the purpose of conducting certain advanced drug development programs and pursuing commercial opportunities which were not within the scope of CTRC's tax-exempt purpose. The Company's common stock began trading publicly on February 20, 1997.

         ILEX's objective is to be a leading worldwide oncology drug development company. The Company believes that its approach of developing proprietary products for cancer treatment and chemoprevention combined with providing CRO services to pharmaceutical and biotechnology companies will generate revenues in the near term and diversify risk, while developing a portfolio of proprietary products with significant long-term potential. The Company's strategy of the following elements: (i) focusing on the expanding cancer market; (ii) using its expertise to identify and in-license compounds in later stages of development; (iii) developing chemoprevention products; (iv) forming strategic collaborations with corporate partners; and (v) offering a full range of oncology product development and manufacturing services.

         ILEX implements this strategy through its two wholly owned operating subsidiaries, ILEX Products, Inc. ("ILEX Products") and ILEX Oncology Services, Inc. ("ILEX Services"). Each subsidiary operates under a separate and dedicated management team. ILEX Products focuses on the research and development of ILEX's own portfolio of anticancer compounds, while ILEX Services provides drug development services to pharmaceutical and biotechnology companies on a fee-for- service basis. In addition, ILEX Services provides research services on a contract basis for ILEX Products' product portfolio.

         ILEX, through its joint venture with LeukoSite, has initiated a pivotal Phase II trial for CAMPATH-1H in Chronic Lymphocytic Leukemia ("CLL"). The Company expects to combine the results of this study with the results from previously conducted Phase II studies and submit a Biologics License Application seeking Food and Drug Administration ("FDA") approval under the FDA's accelerated approval procedure. The Company, through a joint venture with MPI, is developing Piritrexim as a treatment for patients with advanced bladder cancer. The Company currently has three Phase II trials underway for this indication. ILEX plans to initiate an additional Phase II trial with Piritrexim for Malignant Fibrous Histiocytoma in 1998. ILEX is pursuing the development of difluoromethylornithine ("DFMO") for treatment of breast cancer and serious premalignant lesions. After discussion with the FDA, the Company has initiated a Phase I/II trial of mitoguazone ("MGBG") in combination with rituximab which, if successful, may lead to a pivotal Phase III study. ILEX is in negotiation with Sanofi with regards to restructuring the license agreement for MGBG.

         ILEX is also developing chemoprevention compounds. Physicians are increasingly able to identify people at risk of developing cancer. For example, tests are currently available to detect precancerous conditions, such as lesions of the cervix and recurrent colon polyps. In the future, it is expected that genetic markers will also be used to identify high-risk individuals. The Company is attempting to develop oral, non-toxic drugs which, when taken chronically, may prevent a progression to cancer. ILEX believes that clinical development strategies aimed at obtaining marketing approval based upon achieving intermediate endpoints will be necessary to the timely development of such drugs. Currently, the Company has two chemoprevention compounds under development.

         In addition to its proprietary product development programs, ILEX offers CRO services to the pharmaceutical and biotechnology industries. The Company believes it is currently the only full-service provider of CRO services focused exclusively on oncology. The Company offers its contract research clients, among other things, expertise in the design of cancer clinical protocols, preparation of regulatory submissions, toxicology services, organization and monitoring of clinical trials and state-of-the-art manufacturing capabilities. As a result of such capabilities, ILEX believes that it may be able to reduce the time normally required by pharmaceutical and biotechnology companies and broad-based CROs to develop oncology products and increase the probability of obtaining regulatory approval.

         The Company was incorporated in Delaware in 1993. The Company's principal offices are located at 11550 IH-10 West, Suite 300, San Antonio, Texas 78230. The Company's phone number is (210) 949-8200.

STRATEGY

         ILEX's objective is to be a leading worldwide oncology drug development company. By using its expertise in the identification, development, manufacturing and regulatory approval process of oncology drugs, the Company believes it can develop cancer treatment products, develop chemoprevention products and provide CRO services to pharmaceutical and biotechnology companies. ILEX believes that this approach will, in the near term, generate licensing fees, research and development funding, milestone payments, and fee-for-service or participatory revenues pursuant to contracts with its CRO clients, and in the longer term, generate payments from its corporate partners for its cancer treatment drugs and allow the Company to generate revenue from its chemoprevention drugs. The Company believes that this strategy allows the Company to generate revenues in the near term and diversify risk, while building a portfolio of proprietary products with significant long-term potential. ILEX's strategy consists of the following elements:

         FOCUS ON THE EXPANDING CANCER MARKET. The American Cancer Society estimates that over 1.2 million new cases of cancer will be diagnosed and approximately 565,000 cancer deaths, representing approximately 25% of all projected deaths, will occur in the United States in 1998. Cancer is currently the second leading cause of death in the United States, and over 10 million people alive today have a history of cancer. The worldwide oncology drug market is estimated to be $12 billion a year, growing at 12% per year. It is expected that there will be an increased need for oncology products because the incidence of cancer increases dramatically with age, and the over-65 population is one of the fastest growing age groups in the United States. Moreover, due to the life threatening nature of cancer, the FDA has announced procedures for accelerating the approval of oncology agents, thereby reducing the amount of time required to bring such agents to market. ILEX believes that the increasing demand for oncology products and the acceleration of the oncology product approval process by the FDA creates a unique opportunity for the Company to use its expertise in oncology drug development.

         USE ITS EXPERTISE TO IDENTIFY AND IN-LICENSE COMPOUNDS. The Company will continue to use the expertise of its management team and its Scientific Advisory Board, as well as its established relationship with CTRC Research Foundation ("CTRC Research"), the research subsidiary of CTRC, and its related entities, to identify and in-license oncology compounds for development. ILEX focuses its development activities on cancer treatment compounds in the later stages of development in order to reduce the risk associated with drug discovery and early stage development. The Company concentrates on those compounds that have demonstrated preliminary safety and efficacy in human and/or animal studies, and that are protected by, among other things, patents or Orphan Drug status. There are more than 400 oncology drugs currently in clinical development worldwide. The Company believes that many of these oncology drugs will become available for in-licensing or equity participation by ILEX or other market participants because (i) industry consolidation has caused pharmaceutical and biotechnology companies to prioritize research and development programs, resulting in numerous licensing opportunities, (ii) evaluation of a compound's market potential based on its initial use may lead to an underestimation of the market potential of certain oncology products and
(iii) the market potential of certain of these compounds may be considered too small to be attractive to large drug companies.

         DEVELOP CHEMOPREVENTION PRODUCTS. Physicians are increasingly able to identify people at risk of developing cancer. The Company is attempting to develop non-toxic, oral drugs which when taken chronically, may prevent the onset of cancer. The Company believes that chemoprevention drugs may have utility for individuals diagnosed with precancerous conditions, such as precancerous lesions of the cervix or recurrent colon polyps and, in the longer term, may have utility for individuals diagnosed as predisposed to cancer, based on emerging genetic based tests. Based on the potential market opportunity, the Company plans to devote a portion of its resources to develop chemoprevention products.

         FORM STRATEGIC COLLABORATIONS WITH CORPORATE PARTNERS. ILEX seeks to form corporate partnerships with pharmaceutical and biotechnology companies to obtain financial and marketing support for certain of its product development activities. The Company believes that its product development strategy (i) minimizes the substantial financial investment otherwise required by ILEX to develop its oncology drugs, (ii) provides the Company with access to international markets, (iii) enables the Company to carry an increased number of products in its oncology drug portfolio and (iv) limits the Company's dependence on the success of any single product.

         OFFER FULL-RANGE OF ONCOLOGY PRODUCT DEVELOPMENT AND MANUFACTURING SERVICES. The Company believes it is currently the only full-service provider of CRO services focused exclusively on oncology. The Company offers its CRO clients, among other things, expertise in the design of cancer clinical protocols, preparation of regulatory submissions, toxicology services, organization and monitoring of clinical trials and state-of-the-art manufacturing capabilities. As a result of such expertise, the Company believes that it may be able to reduce the time normally required by other pharmaceutical and biotechnology companies and broad-based CROs to develop oncology products and increase the probability of obtaining regulatory approval.

OVERVIEW OF CANCER

         Cancer is characterized by uncontrolled cell division resulting in the growth of a mass of cells commonly known as a tumor. Cancer cells, if not eradicated, can spread ("metastasize") throughout the body. Cancerous tumors can arise in almost any tissue or organ within the human body. Cancer is believed to occur as a result of a number of factors, including genetic predisposition, environmental agents and irradiation. These factors may result in genetic changes affecting the ability of cells to regulate normally their growth and division.

         There are currently more than 400 investigational agents in clinical development for treating patients with cancer, more than at any time in history. Many of these agents are being developed for treatment of advanced disease. Due to the life-threatening nature of cancer, the FDA has announced procedures for accelerating the approval of oncology agents, thereby reducing the amount of time required to bring such agents to market. Under these procedures, an oncology drug can be approved if it is shown to shrink tumors in Phase II studies and if the developing company commits to performing and completing Phase III trials after marketing approval.

         TREATMENT OF CANCER. The three most prevalent methods of treating patients with cancer are surgery, radiation therapy and chemotherapy. A cancer patient often receives a combination of two or all three of these treatment methods. Surgery and radiation therapy are particularly effective in patients in which the disease has not yet spread to other tissues or organs. Chemotherapy is the principal treatment for tumors that have metastasized. The purpose of chemotherapy is to interfere with the molecular and cellular processes that control the development, growth and survival of malignant tumor cells. Chemotherapy involves the administration of drugs designed to kill cancer cells ( "cytotoxic drugs" ) or the administration of hormone analogues to either reduce the production of, or block the action of, certain hormones, such as estrogens and androgens, which affect the growth of tumors. In many cases, chemotherapy consists of the administration of several different drugs in combination. Because chemotherapeutic agents generally attack rapidly dividing cells indiscriminately, damaging normal as well as cancerous cells, use of such agents often has adverse effects.

         Although several types of tumors can now be treated effectively with drugs, survival rates for the most common tumors have only begun to improve slightly. In recent years, however, there have been significant advances in molecular biology, immunology and other related fields of biotechnology which have led to a better understanding of the processes that regulate the proliferation and metastasis of malignant cells and by which malfunctioning genes can result in the formation of tumors.

         PREVENTION OF CANCER. There are a number of conditions which can currently be diagnosed and which predispose an individual to developing cancer. For example, high-grade cervical dysplasia, if left unattended, often progresses to invasive cervical cancer. Recurrent colon polyps can lead to colon cancer; actinic keratosis, a type of sun-induced skin lesion, can progress to skin cancers; and individuals who have had a local tumor removed are at high risk for having a second tumor. In the near future, physicians will increasingly be able to use relatively simple genetic-based tests to identify individuals at risk for developing cancer. The Company believes there is a significant need for non-toxic, oral drugs which can be prescribed for chronic use to prevent the onset of cancer in these situations. To date, no drug for the prevention of cancer (i.e. chemoprevention drug) has been approved by the FDA, and there can be no assurance that the Company will be able to develop successfully a safe and effective chemoprevention drug or that such drug will be commercially viable or will achieve market acceptance.

PRODUCTS UNDER DEVELOPMENT

         ILEX is developing compounds for treating patients with cancer as well as chemoprevention compounds. The following table summarizes the drugs under development by the Company and is qualified in its entirety by the more detailed information following the table and elsewhere in this Form 10-K:

                           PRODUCTS UNDER DEVELOPMENT

                                                                                                      Worldwide
                                                                                                      Marketing
           Compounds                    Indication                  Development Status(1)               Rights
           ---------                    ----------                  ------------------                  ------
     CANCER TREATMENT
     CAMPATH-1H             o   Chronic lymphocytic leukemia    Initiate Pivotal Phase II in      ILEX/LeukoSite(2)
                                                                1998

     Piritrexim             o   Advanced bladder cancer         Pivotal Phase II ongoing             ILEX/MPI(3)
                            o   Malignant fibrous               Initiate Phase II in 1998
                                histiocytoma

     DFMO                   o   Brain tumors                    Phase III ongoing(4)                     ILEX
                            o   Breast cancer                   Phase II ongoing
     MGBG                   o   Non-Hodgkin's lymphoma          Phase I/II ongoing                      Sanofi

     Intoplicine            o   Various solid tumors            Phase I ongoing                        ILEX(5)
     Aminopterin            o   Acute lymphocytic leukemia      Phase II ongoing(6)                      ILEX
                            o   Endometrial cancer
                                                                Phase II ongoing(6)

     DHAC                   o   Mesothelioma                    Phase II completed(4)(7)                 ILEX

     Oxypurinol             o   Hyperuricemia(8)                Compassionate distribution               ILEX

     CHEMOPREVENTION

     DFMO                   o   High-grade cervical             Initiate Phase III in 1998               ILEX
                                intraepithelial neoplasia
                            o   Prevention of certain           Multiple Phase II and III
                                cancers in high-risk            studies ongoing(4)
                                patients
     ILX23-7553             o   Prevention of certain           Initiate Phase I in 1998                 ILEX
        (Vitamin D3             cancers in high-risk
        Analogue)               patients


-------------------


(1) Trials indicated are conducted or planned to be initiated by ILEX, except as otherwise indicated.

(2) The Company has formed a joint venture with LeukoSite, Inc. to jointly develop CAMPATH-1H.

(3) The Company has formed a joint venture with MPI Enterprises, L.L.C. to jointly develop Piritrexim.

(4)   Trials conducted or planned to be initiated by NCI.

(5) Rhone-Poulenc Rorer Inc. has retained an option to market intoplicine in North America.

(6)   Investigator IND.

(7) The Company has deferred development of DHAC to focus its efforts on other compounds.

(8) A condition which results from chemotherapy treatment in some cancer patients or in patients with gouty arthritis.

CANCER TREATMENT COMPOUNDS

         CAMPATH-1H

         OVERVIEW. CAMPATH-1H is a humanized monoclonal antibody to an antigen on the surface of lymphocytes. ILEX and LeukoSite have formed an equally owned joint venture, L&I Partners, L.P. (the "LeukoSite Joint Venture"), to license and develop CAMPATH-1H. The LeukoSite Joint Venture licensed CAMPATH-1H from LeukoSite, who licensed the product from British Technology Group ("BTG"). The LeukoSite Joint Venture is initially developing the compound for the treatment of Chronic Lymphocytic Leukemia ("CLL"). CAMPATH-1H combats CLL by selectively depleting lymphocytes while sparing hematopoietic stem cells.

         DEVELOPMENT HISTORY. CAMPATH-1H was initially evaluated by Burroughs Wellcome Co., now Glaxo Wellcome ("BW"), in a variety of indications. The LeukoSite Joint Venture, after reviewing data from Phase I and II clinical trials, identified that the compound was active in treatment of patients with CLL. CAMPATH-1H combats CLL by selectively depleting lymphocytes while sparing hematopoietic stem cells. This selective depletion permits the body to retain needed hematopoietic stem cells that are the precursors to, and repopulate the blood with, leukocytes and preserve normal immune function. CAMPATH-1H binds to the antigen CD52, which is expressed almost exclusively on lymphocytes and which is not expressed on hematopoietic stem cells, and destroys the lymphocytes. By attaching the antigen CD52 and its lymphocytes, CAMPATH-1H is more selective than currently approved drugs for lymphoma and leukemia, which indiscriminately deplete rapidly dividing cells, including both lymphocytes and hematopoietic stem cells.

         CLL patients are presently treated with chlorambucil and fludarabine as first-line or second-line therapy. Despite this course of treatment, most patients not dying of other causes eventually relapse. No approved therapy is available to treat patients who fail therapy with fludarabine. Based on data from clinical trials, the Company believes that CAMPATH-1H may be effective for symptomatic CLL patients who have failed the current standard of care and second line therapies.

         The LeukoSite Joint Venture has entered into an agreement with Dr. Karl Thomae GmbH, a German contract drug manufacturing company and a subsidiary of Boehringer Ingleheiim Pharma KG, for the manufacture of material to be used for clinical trials.

         DEVELOPMENT STATUS. Based on BW's Phase I and II clinical trial data from approximately 76 patients with relapsing or refractory CLL treated with CAMPATH-1H, and following discussions with U.S. and European regulatory agencies, the LeukoSite Joint Venture has decided to file the necessary IND and European dossiers to begin a single, noncomparative, multi-center pivotal clinical trial in early 1998 in 50 to 100 previously treated CLL patients who have failed treatment with fludarabine to support a Biologics License Application filing with the FDA. Patient responses will be evaluated using NCI criteria and other parameters defined by the LeukoSite Joint Venture. There can be no assurance that this late stage trial will be sufficient or provide adequate confirmatory results to support FDA approval of CAMPATH-1H.

         MARKETING. The Company estimates that CLL afflicts approximately 60,000 patients in the United States and a similar number in Europe. Of this number, approximately 6,000 die of disease each year. It is expected that this group and all refractory patients or patients failing treatment with fludarabine are candidates for treatment.

         PROPRIETARY POSITION. The LeukoSite Joint Venture licensed CAMPATH-1H from LeukoSite, which had previously licensed the compound from BTG. A series of patent applications have been made. Certain of these have been granted in countries outside the U.S. including key European markets. The LeukoSite Joint Venture has a patent application pending in the U.S.

         PIRITREXIM

         OVERVIEW. Piritrexim is a novel dihydrofolate reductase inhibitor originally discovered and developed by BW and The Wellcome Foundation Limited (collectively, "Wellcome") with demonstrated antitumor activity in patients with advanced bladder cancer, Kaposi's sarcoma ("KS") and other diseases. ILEX has obtained an exclusive license to patents held by Wellcome for use of Piritrexim as a treatment of patients with cancer and related diseases. The Company has initiated Phase II trials in advanced bladder cancer and is collaborating with the Eastern Cooperative Oncology Group ("ECOG"), an NCI cooperative group, on a Phase II trial in patients with advanced bladder cancer.

         DEVELOPMENT HISTORY. Piritrexim was discovered and developed by Wellcome as an agent with potentially superior properties to that of methotrexate. Because Piritrexim enters the cell by a different mechanism of action than that of methotrexate, Piritrexim was expected to be active in certain methotrexate-resistant tumors. Wellcome conducted Phase I and II studies in more than 700 patients. Tumor responses were noted in patients with advanced bladder cancer, KS, colon cancer, melanoma, head-and-neck cancer and other cancers. In published Phase II studies, Piritrexim demonstrated objective response rates ranging from 23% to 75% in patients with advanced bladder cancer who failed the standard first-line chemotherapy regimen of methotrexate + vinblastine + adriamycin + cisplatin ("MVAC"). Because MVAC is a very toxic regimen, there is a significant need for new effective treatments for advanced bladder cancer. Wellcome developed an oral and an intravenous formulation of Piritrexim. The Company has determined that the oral formulation is superior based upon its safety and efficacy profile. The dose limiting toxicity with this agent is myelosuppression, and other toxicities observed thus far are considered mild. ILEX acquired rights from Wellcome to Piritrexim in 1995 upon the recommendation of its Scientific Advisory Board. The Company sought to acquire rights to Piritrexim because (i) objective tumor responses were observed in patients with a number of different types of cancer, (ii) the drug appears to be well tolerated at the recommended dose and schedules and (iii) the oral formulation is convenient for patients. The Company believes that Piritrexim has the potential to be used for treating a number of different diseases in a number of different regimens.

         DEVELOPMENT STATUS. The Company is sponsoring two Phase II studies (one in the U.S. and one in Europe) to be conducted with approximately 80 patients with advanced bladder cancer who have failed MVAC or another first-line regimen. ECOG initiated a separate study with Piritrexim in 1997. These studies are expected to constitute the well-controlled pivotal studies required for a New Drug Application ("NDA") under the FDA's accelerated approval mechanism, provided that minimum response rate criteria are achieved. The Company is also conducting a Phase I trial combining Piritrexim with two other chemotherapy drugs with the objective of defining a new first-line regimen for patients with advanced bladder cancer.

         MARKETING. The incidence of bladder cancer in the United States was estimated to be approximately 52,900 patients in 1996, and approximately 11,700 deaths are expected to result from advanced bladder cancer each year. ILEX and MPI, a drug development company, have formed an equally owned joint venture to develop Piritrexim. The Company has licensed Piritrexim to the joint venture in exchange for licensing fees, milestone payments and royalties. Coincident with the transaction, MPI made an equity investment of $5 million in ILEX.

         PROPRIETARY POSITION. In March 1995, the Company obtained an exclusive, worldwide license to patents held by Wellcome covering the composition and use of Piritrexim for all cancer indications. Five Wellcome patents have issued in the United States, the two most relevant of which expire in 2007; these patents claim the composition of Piritrexim and its use as a treatment of patients with cancer. The Wellcome Foundation Limited has 36 foreign patents for Piritrexim with expiration dates ranging from 1999 to 2008. Pursuant to the terms of the license agreement, ILEX paid a licensing fee to Wellcome and is obligated to pay Wellcome royalties based on net sales of Piritrexim, subject to adjustment under certain circumstances.

         DFMO

         OVERVIEW. DFMO is a selective irreversible inhibitor of an enzyme which controls formation of certain polyamines which are required by dividing cells such as cancer cells. DFMO was discovered and developed through Phase II trials by Marion Merrell Dow Inc. ("MMD"), now Hoechst Marion Roussel, Inc. ILEX obtained a worldwide, exclusive license to DFMO from MMD for use in the fields of cancer and infectious diseases. ILEX plans to develop DFMO as a treatment for breast cancer and possibly brain tumors. The Company has initiated a Phase II study in patients with breast cancer. In addition, ILEX plans to develop DFMO as a chemoprevention drug.

         DEVELOPMENT HISTORY. DFMO's demonstrated activity in many preclinical cancer and parasitic disease models led MMD to pursue its development as an agent to treat certain infectious diseases, parasitic diseases and advanced cancer. MMD obtained marketing approval of DFMO as a treatment for Trypanosoma brucei gambiense and rhodensiense infections ("African Sleeping Sickness"), a rare disease found in certain developing countries. MMD supplies an intravenous dosage form of DFMO to the World Health Organization for distribution for this indication under the trade name ORNIDYL.

         MMD also conducted clinical studies with DFMO in patients with advanced cancer. DFMO inhibits the growth of tumors rather than killing cancer cells and, therefore, tumor reductions were rarely seen in most tumor types. However, promising results were observed when DFMO was used to treat patients with brain tumors. As a result, the NCI is sponsoring an ongoing, randomized, controlled Phase III trial in patients with brain tumors with survival as the primary endpoint. In the study initiated in 1992 by the NCI, DFMO is combined with Procarbazine + cyclohexylnitrosourea ("CCNU") + Vincristine ("PCV") and compared to PCV alone in patients with primary brain tumors. This study could yield results supportive of an NDA filing by ILEX for DFMO for the treatment of patients with brain tumors. ILEX's Scientific Advisory Board advised the Company to acquire the rights to DFMO from MMD because (i) DFMO had demonstrated antitumor activity alone and in combination with other oncology drugs in numerous laboratory studies, (ii) DFMO's mechanism of action is novel,
(iii) recent clinical studies had indicated that DFMO at low doses might be effective without the side effects seen at higher doses, (iv) Phase III studies had been initiated in patients with brain tumors and (v) the NCI was sponsoring a number of chemoprevention studies using DFMO.

         In laboratory studies sponsored by ILEX, DFMO has been shown to be more active than Tamoxifen in mice implanted with estrogen receptor positive breast tumors, to be active in tumor cell lines that are resistant to the effects of Tamoxifen, and to be active in estrogen receptor negative cell lines and to enhance the effectiveness of paclitaxel. Because many women fail therapy for advanced disease, there is a significant need for new therapies for breast cancer.

         DEVELOPMENT STATUS. ILEX plans to evaluate the results of the NCI study of DFMO for the treatment of patients with glioblastoma multiforme when they are available in 1998 and to determine if the clinical results are sufficient to support an NDA submission. The Company initiated a Phase II study in 1997 in patients with breast cancer. If positive results are seen, the Company plans to initiate Phase III trials.

         MARKETING. The Company will seek one or more partners for development of this compound outside of the United States and may retain marketing rights in the United States. The annual incidence of breast cancer and brain tumors in the United States is estimated to be approximately 186,000 and 17,900 per year, respectively. Approximately 45,000 women die from breast cancer each year and more than 13,000 patients with brain tumors annually die from their disease.

         PROPRIETARY POSITION. In August 1995, ILEX obtained a worldwide, exclusive license to patents held by MMD covering the composition and use of DFMO for the treatment of cancer and various parasitic infections (excluding African Sleeping Sickness). Four MMD patents have issued in the United States which expire from August 16, 2000 through March 26, 2008. Applications for five additional MMD patents are pending. Fifty foreign patents have issued to MMD; four foreign applications have been filed by MMD. In November 1996, the Company learned that notice of allowance of claims had been received for a patent claiming the use of DFMO with a number of chemotherapeutic agents. The Company has filed two U.S. patent applications for the use of DFMO in combination with certain drugs used to treat breast cancer and in certain novel formulations. Pursuant to the terms of a license agreement, ILEX has paid MMD a licensing fee and is required to pay it certain milestone payments. In addition, ILEX is obligated to pay MMD a royalty based on net sales of DFMO related to applications of the product patented by MMD, and a lower royalty for applications not covered by MMD patents, subject to adjustment under certain circumstances.

         MGBG (MITOGUAZONE)

         OVERVIEW. MGBG is the first of a new class of cancer treatment drugs which inhibit polyamines (substances which are used by dividing cells to stabilize DNA). MGBG is being developed for the treatment of patients with non-Hodgkin's lymphoma ("NHL"), Hodgkin's disease and pancreatic cancer. MGBG was submitted to the FDA for AIDS related NHL under accelerated approval procedures. In June 1997, an Oncology Drug Advisory Committee ("ODAC") of the FDA recommended against approval based on efficacy rates. The ODAC recommended completion of a Phase III trial to document efficacy. The Company has licensed worldwide marketing rights to MGBG to Sanofi. MGBG is expected to be marketed under the trade name Zyrkamine. The use of MGBG is protected by an issued patent in the United States, and MGBG is designated as an Orphan Drug for treatment of patients with diffuse lymphomas.

         DEVELOPMENT HISTORY. Early clinical trials sponsored by the NCI in the 1970's showed that MGBG had antitumor activity, particularly in leukemias and lymphomas; however, when administered on a daily dosing schedule, the drug caused intolerable inflammation of mucus membranes ("mucositis") which led to a discontinuation of clinical trials. Interest in the drug was renewed in the 1980's when it was discovered that the drug remained in the bloodstream for an extended period of time and that daily dosing caused an excessive accumulation of the drug. Subsequent clinical trials using a weekly or biweekly schedule demonstrated that MGBG had significant antitumor activity, particularly in patients with lymphomas, and such a dosing schedule did not cause severe mucositis or severe toxicity to bone marrow cells (i.e. non-myelosuppressive). In addition, MGBG has been shown to cross the blood brain barrier, making it an attractive agent for testing in patients with cancers of the central nervous system ("CNS"), particularly CNS lymphoma, a disease for which there is currently no effective therapy. ILEX acquired rights to MGBG based upon MGBG's demonstrated antitumor activity in human clinical trials. In addition, the Company believes MGBG may ultimately be used in combination regimens for treating various types of cancer because it works by a novel mechanism of action, is not myelosuppressive and has relatively few harmful side effects (is relatively "well tolerated"). Rights to MGBG were acquired by CTRC Research in 1992 from the Public Health Service ("PHS"), a division of the Department of Health and Human Services, and were subsequently transferred to ILEX.

         ILEX initially chose AIDS-related lymphoma as the first indication for MGBG because of the drug's demonstrated activity against lymphomas, its lack of myelosuppression, which is important in patients with AIDS, and its ability to be transported to the CNS, which is a frequent metastatic site. The choice of initial ("first-line") therapy for patients with this disease depends on many factors, but the therapy most commonly used, known as CHOP, is a combination of cytotoxic agents, cyclophosphamide + doxorubicin + vincristine + prednisone. Based on the ODAC recommendation and discussions with the FDA, the Company is now exploring a combination regimen of MGBG and rituximab as a treatment for non-Hodgkin's lymphoma.

         DEVELOPMENT STATUS. In October 1996, the Company submitted an NDA to the FDA seeking marketing approval for MGBG as a treatment for patients with AIDS-related NHL who have failed a potentially curative regimen such as CHOP. The Company sought marketing approval under the accelerated approval procedures promulgated by the FDA for anticancer drugs. The ODAC recommended against marketing approval of MGBG based on efficacy rates.

         The Company completed two open-labeled Phase II clinical trials in a total of 90 patients with AIDS-related NHL who had failed at least one potentially curative treatment regimen. In both studies, 600 mg/m2 was given via an intravenous infusion on Days 1 and 8 and once every two weeks thereafter until disease progression or the patient completed an additional 16 weeks of treatment after response was first observed. The primary endpoint of the studies was tumor response rate, and other endpoints included duration of response, survival and clinical benefit parameters.

         The percentage of patients that had a complete remission, plus the percentage of patients that had more than a 50% reduction in the size of their tumors ("objective response rate") in the 90 patients enrolled in the two studies, was 14.5%. Six patients (6.7%) had a complete remission, seven (7.8%) had a partial response (greater than 50% decrease in tumor size) and 16 (17.8%) had their disease stabilized. In both studies the drug was well tolerated and there was evidence that patients who had tumor shrinkage or stabilization also experienced relief from tumor-associated symptoms. The Company believes these results are meaningful because there are no approved treatments for patients who have failed first-line therapy. Additionally, patients who participated in the studies had very advanced disease and yet some clearly benefitted from tumor shrinkage and improvement in their tumor-associated symptoms.

         The Company has responded to the ODAC's recommendation by conducting additional trials to demonstrate MGBG's efficacy in non-AIDS related lymphoma. ILEX is conducting a Phase I/II trial in patients with NHL, using MGBG combined with rituximab, and may initiate a Phase III trial in 1998, depending on results from the Phase I trial, in patients with lymphoma. The Company has also initiated a Phase I trial combining MGBG with gemcitabine.

         MARKETING. Worldwide marketing rights have been licensed to Sanofi pursuant to the terms of a license and development agreement between Sanofi and ILEX. Under the terms of the agreement, ILEX is responsible for providing clinical trial materials, managing the clinical development of MGBG and preparing and submitting an NDA. If approved, the NDA and Orphan Drug Designation are to be assigned to Sanofi, which will be responsible for the marketing and manufacture of MGBG for commercial distribution. ILEX has received from Sanofi an initial license fee and development funding for MGBG and is entitled to receive additional development funding, milestone payments and royalties on sales. The Company and Sanofi are in negotiations regarding modifications to this Agreement which may reduce Sanofi's funding requirement in exchange for geographic marketing rights.

         PROPRIETARY POSITION. In November 1994, the exclusive license to the United States patent for MGBG held by PHS was transferred to ILEX from CTRC Research. The PHS United States patent, which expires in May 2002, claims the intended regimen for using MGBG to treat patients with cancer. No international patents have been issued or are pending. Pursuant to the terms of the agreement with PHS, ILEX is obligated to pay PHS an annual royalty based on net sales of MGBG. MGBG is currently designated as an Orphan Drug for the treatment of patients with diffuse lymphomas, a classification of most lymphomas that are treated by chemotherapy.

         CRISNATOL

         Development of Crisnatol was terminated in 1997 due to previously unencountered toxicity at therapeutic doses. ILEX and its partner, Janssen Pharmaceutical N.V., a subsidiary of Johnson & Johnson ("Janssen"), chose to discontinue development in September 1997.

         OTHER PRODUCTS

         INTOPLICINE. ILEX has licensed Intoplicine, a compound that inhibits two enzymes involved in cancer cell replication, from Rhone-Poulenc Rorer Inc. ("RPR"). In preclinical studies, intoplicine demonstrated significant antitumor activity against human tumor stem cells and in tumorbearing animal model systems. RPR terminated development of Intoplicine, because, in Phase I clinical trials by RPR, patients developed serious liver toxicity at dose levels below that which RPR believed to be necessary for antitumor activity. ILEX believes that it is possible to change the dosing schedule to decrease or eliminate the toxicity. RPR granted ILEX an exclusive, worldwide license to its United States patent, five foreign patents and five foreign patent applications on Intoplicine, and agreed to transfer know-how and regulatory documents to the Company. ILEX is testing these new dosing regimens in Phase I clinical trials in patients with various tumors.

         AMINOPTERIN. ILEX is collaborating with the University of Texas-Southwestern Medical Center at Dallas on the development of Aminopterin, a compound in the same family as methotrexate. ILEX assisted the investigator with the preparation of an Investigational New Drug ("IND") application and supplied the initial clinical quantities. Clinical results from a Phase I/II trial indicate that the drug may stabilize or shrink certain tumors. Two Phase II trials have been initiated, one in patients with acute lymphocytic leukemia and one in patients with endometrial cancer. Aminopterin is not covered by any existing patents.

         OXYPURINOL. In March 1995, ILEX obtained rights to an exclusive, worldwide license to technology held by Wellcome related to the synthesis and use of Oxypurinol. Oxypurinol is an analogue of Wellcome's Allopurinol for the treatment of gout or cancer patients who have high uric acid levels, a condition resulting from chemotherapy treatment in some cancer patients. ILEX is currently distributing Oxypurinol on a compassionate basis to patients who are allergic to Allopurinol or who cannot take Allopurinol for other reasons. ILEX intends to pursue marketing approval of this agent for treatment of patients who have allergic reactions to Allopurinol utilizing the data that has been collected on the compassionate use program.

         DHAC

         Dihydro-5-azacytidine ("DHAC") is an agent that interacts with DNA and was initially developed as an antitumor agent by the NCI. In Phase II trials conducted by the NCI, DHAC was shown to induce responses in patients with mesothelioma, a cancer of the lung pleural cavity which is often attributed to exposure to asbestos. DHAC was also shown to increase expression of certain genes needed for inhibition of cancer cell growth. ILEX licensed DHAC in December 1996 to MGI Pharma, which subsequently returned such rights to ILEX in September 1997. ILEX has chosen to defer development of DHAC while it focuses its efforts on other compounds in its portfolio.




CHEMOPREVENTION COMPOUNDS

         The Company believes that drugs can be developed which can be used to treat premalignant conditions and halt the progression of cells to invasive cancer. There are a number of conditions which currently can be diagnosed and which predispose an individual to developing cancer. Examples include (i) high-grade cervical dysplasia, which if left unattended, often progresses to invasive cervical cancer; (ii) recurrent colon polyps, which can lead to colon cancer; (iii) actinic keratosis, which can progress to skin cancers; and (iv) instances when an individual has had a local tumor removed and is at a high risk for developing a second tumor. The Company believes that in the near future, physicians will increasingly be able to use relatively simple genetic-based tests to identify individuals at risk for developing cancer. There is a significant need for non-toxic, oral drugs that may be prescribed to prevent the onset of cancer in these situations.

         ILEX believes that clinical development strategies will be fundamental to the development of chemoprevention drugs. However, because there are currently no chemoprevention drugs which have obtained marketing approval, the clinical development path is uncertain. The Company believes that the design of clinical trials with appropriate intermediate endpoints in terms of demonstrating safety and efficacy in treating conditions that are known to progress to cancer will be important to the successful development of these products. Because of the potential market opportunity and ILEX's expertise in formulating clinical development strategies, the Company plans to devote resources to develop chemoprevention products. ILEX has two products which are currently being developed for chemoprevention, DFMO and ILX23-7553 (Vitamin D3 Analogue).

         DFMO

         OVERVIEW. In addition to its cancer treatment potential, DFMO has shown potential to prevent the onset of cancer. Preclinical models have demonstrated that DFMO can block one of the steps involved in carcinogenesis in a number of tumor models. Studies sponsored by the NCI's Division of Cancer Prevention and Control ("DCPC") have shown that DFMO can reverse certain premalignant conditions. The Company plans to conduct pivotal trials in patients with intraepithelial neoplasias, which can lead to cancer, and to collaborate with DCPC in the development of DFMO as a treatment for recurrent colon polyps (which can lead to colon cancer), superficial bladder cancer and skin cancer. ILEX obtained a worldwide, exclusive license to DFMO for use in the field of cancer and infectious diseases. ILEX also plans to develop DFMO as a cancer treatment compound.

         DEVELOPMENT HISTORY. Clinical studies conducted by investigators at the University of Wisconsin demonstrated that low, non-toxic doses of DFMO taken orally could inhibit the target enzyme, ornithine decarboxylase. Doses equal to 1/20th of those used to treat advanced disease were shown to be effective. As a result, DCPC initiated a number of Phase I and II (a) chemoprevention studies in patients at risk for developing colorectal cancer, bladder cancer, prostate cancer, skin cancer, cervical cancer or head-and-neck cancer. In one study, DFMO was shown to regress high- grade CIN lesions in 50% of women with only 30 days of treatment. High-grade lesions, if not treated, can progress to cervical cancer. In another randomized, controlled study, DFMO was shown to reduce actinic keratosis lesions, a condition which can progress to squamous cell carcinoma of the skin.

         DEVELOPMENT STATUS. The Company has entered into a clinical trials agreement to collaborate with DCPC in the development of DFMO as a chemoprevention agent. The Company expects to start a Phase III trial in 1998. DCPC has initiated a randomized, placebo-controlled study designed to demonstrate that DFMO can reduce the recurrence of colon polyps. Individuals who have recurrent colon polyps are known to be at high risk for developing colon cancer. DCPC plans to initiate two Phase III trials with DFMO in 1998, one in patients who are at high risk for developing skin cancer and one in patients with previously treated superficial bladder cancer.

         MARKETING. The Company plans to retain marketing rights to DFMO in the United States and Europe for the oral dose form and to seek marketing partners in Europe and Japan and for topical uses worldwide.

         PROPRIETARY POSITION. The Company has filed a patent application for the use of DFMO to treat CIN lesions on behalf of M.D. Anderson Cancer Center and has obtained an exclusive license to the drug.

ILX23-7553 (VITAMIN D3 ANALOGUE)

         ILEX has obtained an exclusive, worldwide license from Hoffmann-La Roche to ILX23-7553, an analogue of vitamin D3, for uses in the field of cancer. ILX23-7553 has been shown in preclinical studies to cause cancer cells to stop dividing (i.e. differentiation) and to shrink established tumors. At therapeutic concentrations, ILX23-7553 does not appear to cause hypercalcemia, a toxic side effect caused by vitamin D3. ILEX plans to develop ILX23-7553 for the prevention of several cancers, including prostate cancer. ILEX has synthesized the compound and conducted preclinical studies such that it can submit an IND for ILX23-7553 in 1998. ILEX is in discussions with DCPC for the development of this agent.

CONTRACT RESEARCH AND DEVELOPMENT SERVICES

         In order to fund its drug development efforts and monitor oncology trends, the Company provides contract clinical research, development and manufacturing services to pharmaceutical and biotechnology companies engaged in the development of oncology drugs. ILEX believes it is well-positioned to provide such services due to its expertise in the identification, development, manufacturing and regulatory approval process of oncology drugs. The Company believes it is currently the only full-service provider of contract research services focused exclusively on oncology.

         Companies developing oncology drugs face particular issues related to conducting clinical studies. Patients are increasingly being seen by physicians in practice rather than at teaching institutions. Therefore, the traditional clinical trial sites often cannot provide sufficient numbers of patients for studies. In addition, with the FDA's approving new oncology drugs more rapidly and the large number of oncology drugs currently in development, it is critical that clinical trial designs take into account competing clinical trials and changing treatment practices.

         ILEX's internal clinical staff has extensive knowledge of the current oncology environment, which the Company believes provides its clients with a distinct advantage. The

Company offers its contract research clients, among other things, expertise in the design of cancer clinical protocols, preparation of regulatory submissions, toxicology services, organization and monitoring of clinical trials, and state-of-the-art manufacturing capabilities. As a result, ILEX believes that it may be able to reduce the time normally required by other pharmaceutical and biotechnology companies and broad-based CROs to develop oncology products and increase the probability of obtaining regulatory approval.

         The Company estimates that pharmaceutical and biotechnology companies spent approximately $6 billion in 1997 for research and development of anticancer and endocrine system drugs. During the twelve-month period ended December 31, 1997, ILEX provided services to 27 clients. At December 31, 1997, the Company had active contracts with 16 pharmaceutical and biotechnology companies and is in ongoing discussions with these and additional companies to manage development programs for their oncology drugs.

         In July 1997, ILEX entered into a comprehensive clinical development alliance with PRN Research, Inc. ("PRN"), a wholly-owned subsidiary of Physician Reliance Network, Inc., the largest oncology practice management company in the United States, pursuant to which, for an initial term of ten years, PRN will be a preferred vendor as a clinical trial site for ILEX therapeutic development projects. PRN will (i) exclusively promote and market ILEX's CRO services to pharmaceutical and biotechnology companies; (ii) exclusively refer all CRO business opportunities to ILEX; (iii) be available to participate in all clinical trials managed by ILEX, and participate in no less than two-thirds of such clinical trials, subject to acceptance by PRN's Scientific Review Committee; (iv) allow ILEX to install data entry interface systems at PRN clinical trial sites to collect data and interface with ILEX's data entry system; (v) provide scientific review services to ILEX; and (vi) not compete with ILEX's CRO business.

         In August 1997, ILEX formed an alliance with Pharma Forschung Kaufbeuren GmbH ("PFK"), a European contract research organization headquartered outside Munich, Germany. ILEX acquired 30% of the ownership interests of PFK, and PFK was renamed PFK-ILEX. This alliance allows the Company to pursue a leadership role in the European oncology contract research services market and to pursue simultaneous development of oncology drugs in the U.S. and Europe.

         ILEX has in the past derived, and may in the future derive, a significant portion of its contract research services revenue from a relatively limited number of major projects or clients. Concentrations of business in the contract research services industry are not uncommon, and the Company is likely to experience such concentration in future years. The Company intends to continue to expand its contract research business by focusing its marketing efforts on longer term, multi-phase drug development programs. For the year ended December 31, 1997, ILEX's top five CRO customers accounted for 95% of the Company's contract research services revenue. The loss of business from a significant client could materially and adversely affect the Company's business, financial condition and results of operations.

         CLINICAL RESEARCH SERVICES

         The Company offers its contract research clients a full range of services, including but not limited to the following:

                 STUDY PROTOCOL DESIGN. The protocol defines the medical issues the study seeks to examine and the statistical tests that will be conducted. Accordingly, the protocol defines the frequency and type of laboratory and clinical measures that are to be tracked and analyzed, the number of patients required to produce a statistically valid result, the period of time over which the patients must be tracked, and the frequency and dosage of drug administration. The Company believes its experience with

         NDA-directed studies, knowledge of rapidly changing clinical practices and knowledge of the FDA's position on acceptable endpoints are very beneficial to the design of oncology clinical trials.

                 SITE AND INVESTIGATOR RECRUITMENT. The study drug is administered to patients by physicians, referred to as "investigators", at hospitals, clinics or other locations, referred to as "sites." The trial's success depends on the successful identification and recruitment of investigators with an adequate base of patients who satisfy the requirements of the study protocol. ILEX has access to leading sites and investigators through its relationship with CTRC Research, the Company's Scientific Advisory Board and investigators used in previous studies.

                 PATIENT ENROLLMENT. The speed with which trials can be completed is significantly affected by the rate at which patients are enrolled by investigators. ILEX has access to a large patient population through its relationship with CTRC Research and Physician Reliance Network, Inc., which enrolls numerous oncology patients into Phase II and III trials. The Company also has access to a network of investigators who collaborate with ILEX, CTRC Research and members of ILEX's Scientific Advisory Board.

                 REGULATORY AFFAIRS SERVICES. ILEX provides comprehensive regulatory product registration services for pharmaceutical and biotechnology products in North America and, to a lesser extent, in Europe, including regulatory strategy formulation, document preparation and liaison with the FDA and other regulatory agencies. ILEX works closely with clients to devise regulatory strategies and comprehensive product development programs. The Company's regulatory affairs experts review existing published literature, assess the scientific background of a product, assess the competitive and regulatory environment, identify deficiencies and define the steps necessary to obtain registration in the most expeditious manner. Through this service, the Company helps its clients determine the feasibility of developing a particular product or product line.
         ILEX's regulatory group specializes in enabling clients to make timely regulatory submissions with the final objective of NDA approval. The Company frequently communicates with the FDA, which the Company believes streamlines the approval process by allowing the Company to address regulatory concerns early in the development process. ILEX also closely monitors evolving regulatory policies in the United States and internationally, which allows the Company to design global regulatory strategies with the objective of expedited product approvals.

                 TOXICOLOGY SERVICES. ILEX performs the full range of drug safety toxicology analyses in a state-of- the-art, American Association for Accreditation of Laboratory Animal Care ("AAALAC") accredited facility currently certified to meet National Institutes of Health U.S. Public Health Service guidelines and current Good Laboratory Practices ("cGLP") standards. The Company's drug safety specialists develop and execute comparative studies, find the mechanism of action and interpret the data to determine a compound's clinical significance. The Company has also developed animal models to test compounds for the prevention of alopecia, mucositis and cardiotoxicity, side effects frequently associated with cancer treatment drugs. ILEX's Quality Assurance Unit audits all drug safety studies to certify that technicians are performing the procedures according to Standard Operating Procedures and/or protocols. The Company currently manages validated animal testing laboratories at the University of Texas Health Science Center-San Antonio ("UTHSCSA") for the purposes of conducting toxicology studies under cGLP.

                 MANUFACTURING EXPERTISE. ILEX believes that it is one of only a few custom chemical synthesis manufacturers focused on bulk oncology drugs in the United States. The Company conducts its manufacturing operations at a 7,200-square-foot state-of-the-art manufacturing facility, at which it manufactures bulk drug products for preclinical and clinical trials for CRO clients and in-licensed compounds. Oncology drugs are complex, toxic molecules that are difficult to synthesize and require special handling procedures. ILEX's management team has extensive oncology drug manufacturing expertise. Most of the compounds being developed by the Company have never been manufactured on a commercial basis, and the Company has no experience in manufacturing compounds in commercial quantities. There can be no assurance that such compounds can be manufactured at a cost, or in quantities, necessary to make them commercially viable.

         Additional services provided by the Company include study monitoring and data collection, report writing and medical services.

RELATIONSHIP WITH CTRC

         The Company was incorporated in December 1993 coincident with the transfer of certain advanced drug development programs, intellectual property rights and commercial opportunities from CTRC Research. CTRC Research was formed as part of a program begun by CTRC, a regional cancer treatment and research center located in San Antonio, Texas, which was founded in 1972 and today, in conjunction with the UTHSCSA, is an NCI-designated Comprehensive Cancer Center, one of two in the state of Texas. Under the leadership of Charles Coltman, Jr. M.D., Co-Chairman of the Company's Scientific Advisory Board, CTRC has become known for its expertise in clinical research. Dr. Coltman is also Chairman of the Southwest Oncology Group ("SWOG"). Dr. Daniel Von Hoff, the other Co-Chairman of the Company's Scientific Advisory Board, was appointed Director of Research at CTRC in 1988. In 1991, under the direction of Dr. Von Hoff, CTRC established the Institute for Drug Development ("IDD") under a Program Agreement with UTHSCSA, with the mission of accelerating the development of oncology drugs. Primarily through the efforts of Dr. Von Hoff, IDD has since established one of the largest groups in the United States for conducting Phase I trials of oncology drugs. In 1991, CTRC also formed CTRC Research to principally engage in the research activities of CTRC, including the IDD. CTRC and CTRC Research and their related entities have had some level of participation in the clinical development of a substantial majority of the anticancer drugs developed over the past 10 years.

         CTRC Research beneficially owns approximately 22.7% of the Company's outstanding shares of Common Stock.

         CTRC Research provides certain administrative and technical assistance to the Company on a fee-for-service basis. The Company believes that access to these resources will better enable it to focus its efforts on building highly effective clinical development, manufacturing and toxicology capabilities. The Company expects to continue to engage CTRC Research to conduct clinical studies of ILEX's products, which enables ILEX to receive timely feedback regarding the efficacy and safety of new drugs.

         CTRC Research and Sanofi have entered into agreements (collectively, the "Sanofi Agreements"), pursuant to which Sanofi agreed to fund various CTRC Research programs (the "Research Programs") through December 31, 1997 and obtained an exclusive option through December 2000 to evaluate and license all of CTRC Research's commercial drugs, compounds, products and rights arising from the Research Programs. If Sanofi declines or fails to exercise its options to license a CTRC Research product or right, ILEX will have certain rights to negotiate to license and develop those products pursuant to the terms of a subordinated option agreement between ILEX and CTRC Research (the "Subordinated Option Agreement"). The terms of the Subordinated Option Agreement provide ILEX with a first right to negotiate a license for the technology declined by Sanofi and, upon the expiration of the Sanofi Agreements, a first right to negotiate a funding and licensing agreement with CTRC Research for programs unencumbered by Sanofi. However, the terms of that agreement only provide ILEX with an option to negotiate to license certain of CTRC Research's rights and fund certain of its programs, to the extent that Sanofi has not licensed or funded such rights or programs. Moreover, the parties have agreed to negotiate an extension of Sanofi's exclusive option prior to or upon its expiration. There can be no assurance that ILEX and CTRC Research will be able to agree on the terms of any licenses or agreements or that any products acquired or licensed by ILEX will be successful. The Subordinated Option Agreement expires March 2000, and the parties have agreed to negotiate the possible renewal of the agreement upon its expiration.

         The Company believes that its established relationship with CTRC Research and its related entities and the Company's experienced Scientific Advisory Board put it in a position to identify and to license novel anticancer drugs for development. ILEX believes its established relationship with CTRC Research and SWOG allows it to obtain prompt feedback on the safety and efficacy of its compounds, and access to potential contract services clients. However, CTRC Research is an independent entity that neither ILEX nor its management controls. There can be no assurance that ILEX and CTRC will be able to maintain their mutually beneficial relationship and any deterioration of such relationship could have a material adverse effect on the Company's business, financial condition and results of operations.

STRATEGIC ALLIANCES AND COLLABORATIONS

         The Company may develop and commercialize on its own those product candidates for which the clinical trial and marketing requirements can realistically be managed by the Company. However, for most of the Company's products, including CAMPATH-1H, MGBG, Crisnatol and Piritrexim, for which greater resource commitments will be required, the Company has formed or intends to form corporate partnerships with pharmaceutical companies for product development and commercialization. In a typical licensing arrangement, a corporate partner would likely bear the substantial cost of clinical development, scale-up production, FDA approval and marketing. ILEX has entered into strategic alliances with respect to CAMPATH-1H, MGBG and Piritrexim. Although the Company believes that these strategic partners and any future corporate partners in these collaborations have or will have an economic motivation to perform their contractual responsibilities, the amount and timing of capital to be devoted to these activities are not within the control of the Company. There can be no assurance that such partners will perform their obligations as expected or that the Company will derive any additional revenue from such arrangements. Furthermore, there can be no assurance that the Company will be able to negotiate additional collaborative arrangements in the future, or that such collaborative arrangements will be successful. To the extent that the Company chooses not to, or is unable to, establish such arrangements, it would require substantially greater capital to undertake development and marketing of its proposed products at its own expense and could result in delays in the Company's introduction of new products. The Company does not currently have sales, marketing or distribution capability.

         LEUKOSITE

         In May 1997, ILEX formed the LeukoSite Joint Venture to develop products containing the CAMPATH-1H antibody pursuant to which LeukoSite sublicensed the rights to manufacture and market CAMPATH products to the joint venture in exchange for licensing fees, milestone payments and royalties. ILEX and LeukoSite own the joint venture equally.

         MPI

         In December 1996, ILEX formed a joint venture with MPI to develop Piritrexim pursuant to which ILEX licensed worldwide rights to manufacture and market Piritrexim to the joint venture in exchange for licensing fees, milestone payments and royalties. The joint venture subcontracted with MPI and ILEX to execute the development plan. ILEX and MPI own the joint venture equally.

         SANOFI

         Worldwide marketing rights to MGBG have been licensed to Sanofi pursuant to the terms of a license and development agreement between Sanofi and ILEX. Under the terms of the agreement, ILEX is responsible for securing clinical trials materials, managing the clinical development of MGBG and preparing and submitting an NDA. The NDA, if approved, and Orphan Drug Designation are to be assigned to Sanofi, which will be responsible for the marketing and manufacturing of MGBG for commercial distribution. ILEX has received from Sanofi an initial licensing fee and development funding for MGBG. If the license continues unmodified, ILEX is entitled to receive additional development funding, milestone payments and royalties on sales. ILEX and Sanofi are in discussions which may lead to the elimination of Sanofi development funding and milestones in exchange for marketing rights in selective territories.

         PRN

         In July 1997, ILEX entered into a comprehensive clinical development alliance with PRN Research, Inc. ("PRN"), a wholly-owned subsidiary of Physician Reliance Network, Inc. ("PRN Parent"), the largest oncology practice management company in the United States, pursuant to which, for an initial term of ten years, PRN will be a preferred vendor as a clinical trial site for ILEX therapeutic development projects. PRN will (i) exclusively promote and market ILEX's CRO services to pharmaceutical and biotechnology companies; (ii) exclusively refer all CRO business opportunities to ILEX; (iii) be available to participate in all clinical trials managed by ILEX and participate in no less than two-thirds of such clinical trials, subject to acceptance by PRN's Scientific Review Committee; (iv) allow ILEX to install data entry interface systems at PRN clinical trial sites to collect data and interface with ILEX's data entry system; (v) provide scientific review services to ILEX; and (vi) not compete with ILEX's CRO business. ILEX will issue to PRN 943,800 shares of Common Stock in three increments between June 30, 1998 and July 1, 2000, and, provided certain revenue goals of ILEX are achieved, PRN may receive up to an additional 1,255,988 shares of Common Stock between July 1, 1998, and July 1, 2001. ILEX will market and promote PRN's provision of services and participation in ILEX's clinical trials to pharmaceutical and biotechnology companies. In addition, PRN has assigned its economic interests in a contract research agreement among PRN, ILEX and Eli Lilly & Co. to ILEX in exchange for 312,188 shares of Common Stock.

         The Agreement between ILEX and PRN may be terminated by either party in the event a "change of control" occurs in the other party. In the case of PRN, a "change of control" occurs in the event (i) PRN Parent no longer owns at least 80% of the issued and outstanding voting stock of PRN, or (ii) any "Person" (as such term is defined in Sections 12(d) and 13(d) of the Securities Exchange Act of 1934, as amended, becomes the beneficial owner of more than 40% of the voting power of PRN Parent's outstanding securities, and such Person is engaged in either the CRO, pharmaceutical or biotechnology business. In the case of ILEX, a "change of control" occurs in the event any Person becomes the beneficial owner of more than 40% of the voting power of ILEX outstanding securities and such person is engaged in the physician's practice management business. Either party may also terminate the Agreement in the event the stockholders of the other party approve a plan of liquidation or in the event of an agreement of sale or disposition by the other party of all or substantially all of such party's assets.

         PFK

         In August 1997, ILEX formed an alliance with Pharma Forschung Kaugbeuen GmbH ("PFK"), a European contract research organization headquartered outside Munich, Germany. ILEX acquired 30% of the ownership interests of PFK, and PFK was renamed PFK-ILEX. The Company has the option to acquire up to 49% of the ownership interests of PFK-ILEX. This alliance allows the Company to pursue a leadership role in the European oncology contract research services market and to pursue simultaneous development of oncology drugs in the U.S. and Europe.

         JANSSEN

         In October 1996, ILEX entered into an agreement with Janssen, a subsidiary of Johnson & Johnson, under which Janssen obtained worldwide rights to manufacture and market Crisnatol. In September 1997, ILEX and Janssen agreed to terminate the development of Crisnatol, and this project is being concluded.

         POTENTIAL FUTURE ALLIANCES AND COLLABORATIONS

         In the ordinary course of its business, the Company investigates, evaluates and discusses with others the potential creation of strategic collaborations, and the acquisition of businesses, technologies and compounds that complement the Company's business. Although the Company currently has no definitive understandings or agreements with respect to any such strategic collaboration or acquisition, the Company is actively engaged in discussions with several parties which may either singly or in the aggregate materially impact the Company's business, financial condition and results of operations. No assurance can be given, however, that any such strategic collaboration or acquisition will be made or, if made, that it will prove to be successful.

IN-LICENSING AGREEMENTS

         As a part of its business strategy, the Company actively seeks to expand its product portfolio. Historically, these acquisitions have been in the form of exclusive licensing arrangements with a number of universities, pharmaceutical companies, and individual inventors.

         The Company's in-license agreements (the "Licenses") generally require the Company to undertake and pursue with diligence and best efforts the development of the compounds and technologies licensed and to report on a regular basis on the Company's development, progress and plans. Each of the Licenses requires payments of royalties on sales of products covered by the License and, in several instances, minimum annual royalties. Under most of the Licenses, the licensor has the first right to sue for infringement of, and defend invalidity charges against, the licensed patents. All of the Licenses provide that the licensor or sublicensor may terminate all or a portion of the license or sublicense in the event of the Company's default in its obligations, including the obligations to diligently pursue and apply best efforts to the development of the licensed compound or technology, and, in some instances, in the event of the Company's insolvency or bankruptcy. In addition, certain Licenses will automatically terminate if the Company does not achieve certain development milestones by specified dates or, in lieu thereof, make payments extending such dates. A termination of any of the Licenses could have a material adverse effect upon the Company. The Company believes it has complied in all material respects with the terms of all of its Licenses to date. The Company intends to continue its licensing program and to engage in compound acquisitions with a primary focus on clinical stage oncology compounds. There can be no assurance that any such licenses or acquisitions will be on terms similar to the Licenses or favorable to the Company.

         The Company's agreements with its strategic corporate partners typically provide that in the event the Company is required to pay a royalty to a third party in order to market a product in any country because of a third-party patent in such country, a portion of any such payments may be credited by the Company against royalties payable to the partner. In addition, if a product containing the compound subject to the agreement is introduced into any country in which patent rights do not exist, and sales of such competing product exceed certain specified percentages of unit sales of the Company's products, then the royalty rates are subject to reduction. Subject to certain exceptions, the obligation to pay royalties with respect to net sales in a specific country typically ceases from eight to 15 years from the date of first commercial sale of the product in a such country.

ORPHAN DRUG STATUS

         Pursuant to the Orphan Drug Act of 1983 (the "Orphan Drug Act" ), the FDA may designate a drug intended to treat a "rare disease or condition" as an "orphan drug." A "rare disease or condition" is one which affects less than 200,000 people in the United States, or which affects more than 200,000 people but for which the cost of development and distribution of the drug will not be recovered from sales of the drug in the United States. Upon approval of an NDA for an orphan drug, such drug may be eligible for exclusive marketing rights in the United States for designated and approved indications for seven years. Orphan drugs may also be eligible for federal income tax credits for certain clinical trial expenses. The Company holds orphan drug designations for MGBG for treatment of patients with diffuse lymphomas and for DHAC for treatment of patients with mesothelioma.

         The Company may receive marketing exclusivity for an orphan drug only if it is the sponsor of the first NDA approved for the drug for an indication for which the drug was designated as an orphan drug prior to the approval of such NDA. Therefore, unlike patent protection, orphan drug status does not prevent other manufacturers from attempting to develop the drug for the designated indication or from obtaining NDA approval prior to approval of the Company's NDA. If another sponsor's NDA for the same drug and the same indication is approved first, that sponsor is entitled to exclusive marketing rights if that sponsor has received orphan drug designation for the drug. In that case, the FDA would be prohibited from approving the Company's application to market the product for the relevant indication for a period of seven years. If another sponsor's NDA for the same drug and the same indication is approved first, but that drug has not been designated as an orphan drug, the FDA would still be permitted to approve the Company's NDA without the exclusivity provided by orphan drug status.

         The Company believes that some of its products in addition to MGBG and DHAC may qualify for designation as orphan drugs. There can be no assurance, however, that such other products will receive orphan drug status. Moreover, possible amendment of the Orphan Drug Act by the United States Congress and possible reinterpretation by the FDA are frequently discussed. Legislation to limit exclusivity in some respects was passed by Congress, but vetoed by the President in 1990. FDA regulations reflecting certain other limitations and procedures went into effect in January 1993. Therefore, there is no assurance as to the precise scope of protection that may be afforded by orphan drug status in the future, or that the current level of exclusivity and tax credits will remain in effect.

PATENTS, TRADEMARKS AND TRADE SECRETS

         Proprietary protection for the Company's products is important to the Company's business. Although the Company seeks appropriate patent protection both in the United States and abroad for its proprietary technology, to date, the Company has no patents issued in its name. In addition to seeking its own patents, the Company has entered into license agreements with various pharmaceutical companies and research, educational and governmental institutions to obtain certain patent rights from them for the purpose of developing, manufacturing and selling potential products using the compounds and technologies protected by such patents. Under these agreements, the Company is obligated to pay royalties of varying rates based upon, among other things, levels of revenues from the licensed products. Generally, the agreements continue for a specified number of years or for as long as any licensed patents remain in force, absent breach of the terms of the agreements or termination of the agreements. The patent positions of biotechnology and pharmaceutical companies, however, can be highly uncertain and often involve complex legal and factual questions, and therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents cannot be predicted.

         The Company's compounds acquired pursuant to in-licensing arrangements are protected by 14 patents obtained by the Company's licensors in the United States, and six patents of the Company's licensors are pending in the United States. The Company's licensors also obtained 126 foreign patents (counterparts to the United States issued patents and patent applications) and nine foreign patents are pending. The patents and patent applications in-licensed by the Company have not been independently investigated by the Company, and there can be no assurance that any such patents or patent applications will not be challenged or will provide protection for the Company's compounds. The Company has filed two of its own United States patent applications for the use of DFMO in combination with certain drugs used to treat breast cancer and in certain novel formulations. There can be no assurance that a patent will issue as a result of either such application or what scope of protection that these issued patents will provide or whether such patents will ultimately be upheld as valid by a court of competent jurisdiction in the event of a legal challenge. The patent and license applicable to DHAC has expired and, as a result, the DHAC technology is currently available for general public use. Notwithstanding the patent and license expiration, ILEX holds an Orphan Drug Designation for DHAC for the treatment of patients with mesothelioma and has applied for a patent for using DHAC as a treatment for patients with prostate cancer. Currently, Orphan Drug Designation provides market exclusivity to ILEX for this indication for seven years following marketing approval. Following this period of exclusivity for this indication, however, this product will be deemed a generic drug for all indications and, therefore, will be subject to competitive pricing pressures. In addition, Oxypurinol and Aminopterin do not have patent protection. United States patents on ILEX's other current products which expire in the next 10 years include: MGBG (2002); Crisnatol (2004, 2005); DFMO (2000); and Piritrexim
(2007). Various patents have been granted outside of the United States relating to CAMPATH-1H, which expire between years 2011 and 2013. The United States patent application of the LeukoSite Joint Venture for CAMPATH-1H is pending.

         A number of significant changes in the United States patent laws were mandated by the North American Free Trade Agreement ("NAFTA") and the Uruguay Round of the General Agreement on Tariffs and Trade ("GATT"). Legislation enacting these treaties has been passed into law. The term of exclusive rights afforded by a United States patent has historically been a period of 17 years measured from the date of grant. Under the new legislation, the new term of United States patents will commence on the date of grant, and terminate 20 years from the date on which the patent application was filed in the United States. Existing patents and future patents granted on an application filed before June 8, 1995, will have a term that is the longer of 20 years from the filing date or 17 years from the date of grant. If a patent issues from a continuation-in- part, divisional or continuing application, the 20-year patent expiration date is measured from the filing date of the earliest United States priority application, other than a provisional application, relied on by the applicant. This change will affect the term of any patent granted on applications filed subsequent to June 8, 1995, including patents which ultimately mature from existing applications, if they are refiled as continuations or continuations-in-part after June 8, 1995.

         Under the Drug Price Competition and Patent Term Restoration Act of 1984, United States product patents, use patents or manufacturing patents may be extended for up to five years under certain circumstances to compensate the patent holder for the time required for FDA regulatory review of the product. The benefits of the Act are available only to the first approved use of the active ingredient in the drug product and may be applied only to one patent per drug product. This law also establishes a period of time following FDA approval of certain new drug applications during which other sponsors may not submit an NDA for the drug without infringing upon the Company's patent. There can be no assurance that the Company will be able to take advantage of either the patent term extension or market exclusivity provisions of this law.

         No assurance can be given that any patent issued to, or licensed by, the Company will provide protection that has commercial significance. In this regard, the patent position of pharmaceutical compounds is particularly uncertain. No assurance can be given that the Company's patents will afford protection against competitors with similar compounds or technologies, that others will not obtain patents claiming aspects similar to those covered by the Company's patents or applications, that the patents of others will not have an adverse effect on the ability of the Company to do business or that the patents issued to or licensed by the Company will not be infringed, challenged, invalidated or circumvented. Moreover, the Company believes that obtaining foreign patents may, in some cases, be more difficult than obtaining domestic patents because of differences in patent laws, and the Company recognizes that its patent position, therefore, may be stronger in the United States than abroad. In addition, the protection provided by foreign patents, once they are obtained, may be weaker than that provided by domestic patents.

         In addition to pursuing patent protection in appropriate cases, the Company also relies on trade secret protection for its unpatented proprietary technology. However, trade secrets are difficult to protect. There can be no assurance that the Company will be able to meaningfully protect its rights in such unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary information and techniques, circumvent the Company's attempts to protect its proprietary technology, or otherwise gain access to the Company's trade secrets, that such trade secrets will not be disclosed or that the Company can effectively protect its rights to unpatented trade secrets. The Company requires its employees and consultants to execute proprietary information agreements upon commencement of employment or consulting relationships with the Company, which agreements provide that all confidential information developed or made known to the individual during the course of the relationship shall be kept confidential except in specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets or other proprietary information in the event of unauthorized use or disclosure of such information.

         ILEX is a registered United States trademark of the Company.

COMPETITION

         Competition in the area of pharmaceutical products is intense. There are many companies, both public and private, including pharmaceutical and biotechnology companies, that are engaged in the development of products for certain of the applications being pursued by the Company. Moreover, products currently exist in the market that will compete directly with the products that the Company is seeking to develop. Most of these companies have substantially greater financial, research and development, manufacturing and marketing experience and resources than the Company and represent substantial long-term competition for the Company. Such companies may succeed in discovering and developing pharmaceutical products more rapidly than the Company and its collaborative partners or pharmaceutical products that are safer or more effective or less costly than any that may be developed by the Company and its collaborative partners and may also prove to be more successful than the Company and its collaborative partners in production and marketing. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Academic institutions, governmental agencies and other public and private research organizations also conduct clinical development, seek patent protection and establish collaborative arrangements for the development of oncology products. ILEX faces competition based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position. There can be no assurance that the Company's competitors will not (i) develop safer and more effective products; (ii) obtain patent protection or intellectual property rights that limit the Company's or its collaborative partners' ability to commercialize products that may be developed; or (iii) commercialize products earlier than the Company. The industry in which the Company competes is characterized by extensive research and development efforts and rapid technological progress. New developments occur and are expected to continue to occur at a rapid pace, and there can be no assurance that discoveries or commercial developments by the Company's competitors will not render some or all of the Company's potential products obsolete or non-competitive, which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's competitive position also depends on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement development and marketing plans, obtain patent protection and secure adequate capital resources.

         In its contract research services, the Company primarily competes against in-house departments of pharmaceutical companies, other more broad-based CROs and, to a lesser extent, universities and teaching hospitals. Many of these competitors have substantially greater capital, technical and other resources than the Company. CROs generally compete on the basis of previous experience, medical and scientific expertise in specific therapeutic areas, the quality of contract research, the ability to organize and manage large-scale trials on a global basis, the ability to manage large and complex medical databases, the ability to provide statistical and regulatory services, the ability to recruit investigators and patients, the ability to integrate information technology with systems to improve the efficiency of contract research, an international presence with strategically located facilities, financial viability and price. There can be no assurance that the Company will be able to compete favorably in these areas.

GOVERNMENT REGULATION

         The design, development, research, testing, manufacture, labeling, distribution, marketing and advertising of products such as the Company's proposed products are subject to extensive regulation by governmental regulatory authorities in the United States and other countries. The drug approval process is generally lengthy, expensive and subject to unanticipated delays. The FDA, and comparable agencies in foreign countries, impose substantial requirements on the introduction of new pharmaceutical products through lengthy and detailed preclinical and clinical testing procedures, sampling activities and other costly and time-consuming compliance procedures.
A new drug may not be marketed in the United States until it has undergone rigorous testing and has been approved by the FDA. The drug may then be marketed only for the specific indications, uses, formulation, dosage forms and strengths approved by the FDA. Similar requirements are imposed by foreign regulators upon the marketing of a new drug in their respective countries. Satisfaction of such regulatory requirements, which includes demonstrating to the satisfaction of the FDA that the relevant product is both safe and effective, typically takes 8-10 years or more depending upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Preclinical studies must be conducted in conformance with the FDA's current Good Laboratory Practices regulations. The Company's compounds require extensive clinical trials and FDA review as new drugs. Clinical trials are vigorously regulated and must meet requirements for FDA review and oversight and requirements under good clinical practice regulations. There can be no assurance that the Company will not encounter problems in clinical trials that would cause the Company or the FDA to delay or suspend clinical trials. Any such delay or suspension could have a materially adverse effect on the Company's business, financial condition and results of operations.

         The steps required before a drug may be marketed in the United States include (i) preclinical laboratory and animal tests, (ii) submission to the FDA of an application for an Investigational New Drug exemption, or IND, which must become effective before human clinical trials may commence, (iii) human clinical trials to establish the safety and efficacy of the drug, (iv) the submission of a detailed NDA to the FDA and (v) FDA approval of the NDA. In addition to obtaining FDA approval for each product, each domestic establishment where the drug is to be manufactured must be registered with the FDA. Domestic manufacturing establishments must comply with current Good Manufacturing Practices ("cGMP") and are subject to periodic inspections by the FDA. Foreign manufacturing establishments also must comply with cGMP and are subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.

         Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product. Products must be formulated according to cGMP, and preclinical tests must be conducted by laboratories that comply with FDA regulations regarding cGLP. The results of preclinical tests are submitted to the FDA as part of an IND, which must become effective before the sponsor may conduct clinical trials in human subjects. Unless the FDA objects to an IND, the IND becomes effective 30 days following its receipt by the FDA. There is no certainty that submission of an IND will result in FDA authorization of the commencement of clinical trials.

         Clinical trials involve the administration of the investigational drug to patients. Clinical trials typically are conducted in three phases, which generally are conducted sequentially, and test for safety, side effects, dosage tolerance, metabolism and clinical pharmacology. With respect to anticancer agents, testing typically is done with a small group of patients with advanced cancers that have proved unresponsive to other forms of therapy. Phase I testing typically takes one year to complete. Phase II involves tests in a larger but still limited patient population to determine the efficacy of the drug for specific indications, to determine optimal dosage and to identify possible side effects and safety risks. Phase II testing for an indication typically takes from one and one-half to two and one-half years to complete.
If a drug proves to be efficacious in Phase II evaluations, expanded Phase III trials are undertaken to evaluate the overall risks and benefits of the drug in relationship to the treated disease in light of other available therapies. Phase III studies generally take from two and one-half to five years to complete. There can be no assurance, however, that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all. Furthermore, the FDA may suspend clinical trials at any time if it decides that patients are being exposed to a significant health risk.

         The results of the preclinical studies and clinical trials are submitted to the FDA as part of an NDA for approval of the marketing and commercial shipment of the drug. The NDA also includes information pertaining to the chemistry, formulation, activity and manufacture of the drug and each component of the final product, as well as details relating to the sponsoring company. The NDA review process takes more than two years on average to complete, although reviews of treatments for cancer and other life-threatening diseases may be accelerated. However, the process may take substantially longer if the FDA has questions or concerns about a product. In general, the FDA requires at least two adequate and well-controlled clinical studies demonstrating efficacy in order to approve an NDA. The FDA may, however, request additional information, such as long-term toxicity studies or other studies relating to product safety. Notwithstanding the submission of such data, the FDA ultimately may decide that the application does not satisfy its regulatory criteria for approval. Finally, the FDA may require additional clinical tests following NDA approval.

         The Company's area of focus, oncology, is not thoroughly understood and there can be no assurance that the drugs the Company is seeking to develop will prove to be safe and effective in treating or preventing cancer. The development of such drugs will require the commitment of substantial resources to conduct the preclinical development and clinical trials necessary to bring such compounds to market. Drug research and development by its nature is uncertain. There is a risk of delay or failure at any stage, and the time required and cost involved in successfully accomplishing the Company's objectives cannot be predicted. Actual drug research and development costs could exceed budgeted amounts, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company cannot predict with certainty when, if ever, it might submit for regulatory review additional compounds currently under development. Once the Company submits its potential products for review, there can be no assurance that FDA or other regulatory approvals for any pharmaceutical products developed by the Company will be granted on a timely basis, if at all. There also can be no assurance that delays or rejections will not be encountered based upon additional government regulation from future legislation or administrative action or that changes will not be made in FDA policy during the period of product development and FDA regulatory review of each submitted NDA. A delay in obtaining or failure to obtain such approvals would have a material adverse effect on the Company's business, financial condition and results of operations. Even if such regulatory approval is obtained, it is limited as to the indicated uses for which the product may be promoted or marketed. A marketed product, its manufacturer and the facilities in which it is manufactured are subject to continual review and periodic inspections. Failure to comply with regulatory requirements and other factors could subject the Company to regulatory or judicial enforcement actions, including, but not limited to, product recalls or seizures, injunctions, withdrawal of the product from the market, civil penalties, criminal prosecution, refusals to approve new products and withdrawal of existing approvals, as well as potentially enhanced product liability exposure. Sales of the Company's products outside the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. These requirements vary widely from country to country and could delay introduction of the Company's products in certain countries.

         One element of the Company's strategy is to develop chemoprevention compounds that, when taken chronically, may prevent the progression to cancer. To date, the FDA has not approved any chemoprevention compounds and there can be no assurance that the FDA will approve such compounds in the future. Because no chemoprevention drugs have yet obtained marketing approval, the clinical development path is uncertain. There can be no assurance that ILEX will be able to successfully develop a safe and efficacious chemoprevention product, that such product will be commercially viable or that it will achieve market acceptance.

         In 1988, the FDA issued regulations intended to expedite the development, evaluation and marketing of new therapeutic products to treat life-threatening and severely debilitating illnesses for which no satisfactory alternative therapies exist. These regulations provide for early consultation between the sponsor and the FDA in the design of both preclinical studies and clinical trials. There can be no assurance, however, that any future products the Company may develop will be eligible for evaluation by the FDA under the 1988 regulations. In addition, there can be no assurance that future products, if eligible, will be approved for marketing at all or, if approved for marketing, will be approved for marketing sooner than would be traditionally expected. Regulatory approval granted under these regulations may be restricted by the FDA as necessary to ensure the safe use of the drug. In addition, post-marketing clinical studies are required. If drugs do not perform satisfactorily in such post-marketing clinical studies, the products would likely be required to be withdrawn from the market.

         The Company intends to seek orphan drug status for some of its product candidates pursuant to the Orphan Drug Act and has been granted orphan drug status for MGBG for treatment of patients with diffuse lymphomas and for DHAC for treatment of patients with mesothelioma. There can be no assurance orphan drug status will be granted for other product candidates or that any such grant of orphan drug status will provide the Company with any benefits. Although orphan drug status may provide an applicant exclusive marketing rights in the United States for a designated indication for seven years following marketing approval, in order to obtain such benefits, the applicant must be the sponsor of the first NDA approved for that drug and indication. Moreover, amendment of the Orphan Drug Act by the United States Congress and reinterpretation by the FDA are frequently discussed. Legislation to limit exclusivity in some respects was passed by Congress, but vetoed by the President in 1990. FDA regulations reflecting certain other limitations and procedures went into effect in January 1993. Therefore, there can be no assurance as to the precise scope of protection that may be afforded by orphan drug status in the future, or that the current level of exclusivity will remain in effect. See "-- Orphan Drug Status."

         Among the requirements for product approval is the requirement that prospective manufacturers conform to the FDA's cGMP standards, which also must be observed at all times following approval. Accordingly, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to ensure compliance with cGMP standards. Failure to so comply subjects the manufacturer to possible FDA action, such as the suspension of manufacturing or seizure of the product. The FDA may also request a voluntary recall of a product.

         The product testing and approval process is likely to take a substantial number of years, and involves the expenditure of substantial resources. There can be no assurance that any approval will be granted. The FDA also may require post-marketing testing and surveillance to monitor the product and its continued compliance with regulatory requirements. Upon approval, a drug may only be marketed for the approved indications in the approved dosage forms and at the approved levels. Adverse experiences with the product must be reported to the FDA. The FDA also may require the submission of any lot of the product for inspection and may restrict the release of any lot that does not comply with FDA standards, or may otherwise order the suspension of manufacture, recall or seizure if non-compliant product is discovered. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems concerning safety or efficacy of the product are discovered following approval.

         The Prescription Drug User Fee Act of 1992 was enacted to expedite FDA review and approval of new drugs by providing the FDA additional funds through the imposition of user fees. The Act imposes three kinds of user fees on manufacturers of prescription drugs: (i) a one-time fee for each single-source prescription drug application submitted on or after September 1, 1992; (ii) an annual fee for each establishment that produces single-source prescription drugs; and (iii) an annual fee for each single-source prescription drug product marketed.

         The Company also will be subject to foreign regulatory requirements governing clinical trials, manufacturing of products, marketing of products and product approvals. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The approval process varies from country to country and the time required may be longer or shorter than that required for FDA approval. Under its agreement with licensees and distributors in foreign countries, the Company often requires the licensee or the distributor to be responsible for obtaining regulatory approvals in their respective territories.

         Health care reform, if enacted, could result in significant change in the financing and regulation of the health care industry. The Company is unable to predict whether such changes will be enacted or, if enacted, the effect of such changes on the future operation of the Company's business. Changes affecting drug pricing, drug reimbursement, prescription benefits and levels of reimbursement for drugs, among other changes, could have a materially adverse effect on the Company's business, financial condition and results of operations.

                           ADDITIONAL BUSINESS RISKS

ABSENCE OF DEVELOPED PRODUCTS; EARLY STAGE OF PRODUCT DEVELOPMENT; UNCERTAINTY OF PRODUCT DEVELOPMENT AND CLINICAL DEVELOPMENT

         The Company has no products available for sale and does not expect to have any products available to be marketed in the near future. The Company's proposed products are primarily in the development stage and will require extensive clinical testing prior to submission of any regulatory application for commercial use. These potential products are subject to the risks of failure inherent in the development of pharmaceutical products. Some of the Company's potential products may be found to be unsafe or ineffective or otherwise fail to receive necessary regulatory clearances, and some have been found to have adverse side effects in previous clinical trials. A finding that these products have undesirable or unintended side effects or other characteristics that prevent or limit their commercial use could have a materially adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that any products will be developed successfully by the Company or its partners, prove to be safe and efficacious, receive required governmental regulatory approvals, be capable of being manufactured on a large scale or at acceptable costs, be economical to market or achieve market acceptance. There can also be no assurance that third parties will not market superior products or that reimbursement to the consumer from government and private insurance plans and other third-party payors ("third-party payors") will be sufficient or available.

         The Company's area of focus, oncology, is not thoroughly understood and there can be no assurance that the drugs the Company is seeking to develop will prove to be safe and effective in treating or preventing cancer. The development of such drugs will require the commitment of substantial resources to conduct the preclinical development and clinical trials necessary to bring such compounds to market. Drug research and development by its nature is uncertain. For example, to date, no drug for the prevention of cancer (i.e., chemoprevention drug) has been approved by the FDA, and there can be no assurance that the Company will be able to develop successfully a safe and efficacious chemoprevention drug, that such drug will be commercially viable or that it will achieve market acceptance. There is a risk of delay or failure at any stage, and the time required and cost involved in successfully accomplishing the Company's objectives cannot be predicted. For example, actual drug research and development costs could exceed budgeted amounts, which could have a materially adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON COLLABORATIVE RELATIONSHIPS; DEPENDENCE ON LICENSES

         The Company's strategy for the development, clinical testing, manufacture and commercialization of certain of its proposed products depends upon the Company's entering into various collaborations with corporate partners, licensors, licensees and others, and is contingent upon the subsequent success of these third parties in performing their responsibilities. The Company has entered into corporate collaborations with Sanofi, Janssen, LeukoSite, PRN and MPI. The amount and timing of capital and resources to be devoted to these activities by its strategic partners and any future collaborators are not within the control of the Company. There can be no assurance that such partners will perform their obligations as expected or that the Company will derive any additional revenue from such arrangements. There can be no assurance that these strategic partners or any other future collaborators will not pursue their existing or alternative products in preference to those being developed in collaboration with the Company. In addition, there can be no assurance that these collaborations will be maintained, that these strategic partners or any of the Company's future collaborators will pay any additional fees to the Company or that they will market any products pursuant to agreements with the Company. Furthermore, there can be no assurance that the Company will be able to negotiate additional collaborative arrangements in the future, or that such collaborative arrangements will be maintained or be successful. To the extent that the Company chooses not to, or is unable to, establish and maintain (or avoid termination of) such arrangements, it would require substantially greater capital to undertake development and marketing of its proposed products at its own expense. In addition, the Company may encounter significant delays in introducing its proposed products into certain markets or find that the sale of its proposed products in such markets is adversely affected by the absence of such collaborative agreements. The Company does not have sales, marketing or distribution capability. To market any of its products directly, the Company must develop a marketing and sales force with both technical expertise and supporting distribution capability. There can be no assurance that the Company will be able to establish in-house sales and distribution capabilities or marketing relationships with third parties, that such marketing relationships will be successful or that the Company will be otherwise successful in gaining market acceptance for its products. Failure to market or otherwise develop its products successfully through corporate partners or directly would have a materially adverse effect on the Company's business, financial condition and results of operations.

LIMITED OPERATING HISTORY; HISTORY OF OPERATING LOSSES; EXPECTED FUTURE LOSSES

         The Company commenced operations in October 1994 and has only a limited operating history upon which an evaluation of its performance may be based. Potential investors, therefore, have limited historical financial information upon which to base an evaluation of the Company's performance and an investment in shares of Common Stock. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of operations.

         To date, the Company has incurred substantial net losses. Net loss for the years ended December 31, 1995, 1996 and 1997 was $712,000, $615,000 and $8,682,000, respectively. The Company has not generated any revenues from product sales to date, and there can be no assurance that revenues from product sales will be achieved. Moreover, even if the Company does achieve revenues from product sales or increased contract research services, the Company expects to incur significant operating losses over the next several years. The Company's ability to achieve a profitable level of operations in the future will depend in large part on its completing development of its compounds, obtaining regulatory approvals for such compounds, commercializing these potential products through marketing agreements with other companies or, if the Company chooses, marketing such compounds independently, successfully manufacturing such compounds, achieving market acceptance of such compounds and expanding its contract research services business. There can be no assurance that the Company will ever be successful in developing such compounds, obtaining such approvals, bringing such compounds to market, developing sales, marketing or distribution capabilities, manufacturing such products, generating market acceptance or expanding its contract services business. The likelihood of the long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace as well as the comprehensive and uncertain regulatory environment in which the Company operates. There can be no assurance that the Company will ever achieve significant revenues or profitable operations. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

         The Company will require substantial additional funds to conduct research and development, to develop further its potential pharmaceutical products, to manufacture and market any pharmaceutical products that may be developed and to expand its contract research services business. The Company expects its capital and operating expenditures to increase substantially over the next several years. The Company has no current sources of funding beyond the proceeds from its initial public offering, its collaborative agreements with its strategic partners, its drug development service operations, existing cash and cash equivalents and investments in marketable securities. The Company believes that its collaborative agreements with strategic partners, its contract research services, existing cash and cash equivalents and investments in marketable securities will satisfy its currently budgeted cash requirements through at least year 2000 based upon the Company's current operating plan and conditions, but there can be no assurance that the Company will not require, or choose to raise, additional funds prior to such date. The Company may seek such additional funding through public or private equity or debt financings, collaborative or other arrangements with third parties or from other sources. There can be no assurance, however, that additional funds will be available on acceptable terms, if at all. If additional funds are raised by issuing equity securities, further substantial dilution to existing stockholders, including purchasers of the Common Stock offered hereby, may result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its development programs, or to obtain funds by entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its products or technologies that the Company would not otherwise relinquish and which could have a materially adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

DEPENDENCE ON KEY INDIVIDUALS; UNCERTAINTY OF IDENTIFICATION AND ACQUISITION OF NEW PRODUCT CANDIDATES; NEED FOR ADDITIONAL PERSONNEL

         The success of the Company depends upon its ability to identify and obtain rights to commercially viable oncology compounds and to negotiate favorable relationships with owners of oncology-related technology. There can be no assurance that the Company will be successful in identifying commercially viable oncology compounds, in-licensing the rights to such compounds or negotiating other favorable relationships. Due to the technical expertise and knowledge required by ILEX to identify potential compounds or technology acquisition targets, it has made a strategic decision to rely heavily upon Dr. Daniel Von Hoff, a founder of the Company and Co-Chairman of the Company's Scientific Advisory Board. Dr. Von Hoff does not have an employment contract with the Company, and the consulting contract between the Company and Dr. Von Hoff does not obligate Dr. Von Hoff to devote any specified level of time or resources to the development of potential products for ILEX. Dr. Von Hoff has substantial other professional time commitments, including serving on the scientific advisory boards of other companies, and there can be no assurance that he will provide the Company with any product targets in the future. In addition, Dr. Von Hoff is prohibited under the terms of his consulting agreement from making recommendations about, or actively participating in decisions regarding the acquisitions of compounds or technologies (i) owned or discovered by or licensed to certain entities related to CTRC, or (ii) for which Dr. Von Hoff was the principal investigator, supervised the principal investigator or provided the leadership for the clinical or preclinical studies for such compounds or technologies, when such actions would give the appearance of a conflict. Dr. Von Hoff is also prohibited from acting as the principal investigator for or supervising the principal investigator for studies conducted by the Company. There can be no assurance that the Company, through Dr. Von Hoff or otherwise, will be successful in selecting product candidates or developing commercial pharmaceutical products that are safe and efficacious. Discontinuation of the Company's relationship with Dr. Von Hoff could have a significant adverse effect on the Company's business, financial condition and results of operations.

         Because of the specialized scientific nature of the Company's business, the Company's success is highly dependent upon its ability to attract and retain qualified scientific and technical personnel. Loss of the services of Mr. Richard Love or Dr. Von Hoff would be significantly detrimental to the Company's product development and manufacturing programs and the Company's ability to identify and obtain rights to commercially viable oncology compounds. Mr. Love's employment agreement with the Company provides that it is terminable without cause by either party upon 30 days' notice, and Dr. Von Hoff's consulting agreement with the Company is terminable without cause by either party upon 60 days' notice. The Company is also highly dependent on the other principal members of its scientific and management staff, and the loss of the services of such personnel could have a materially adverse effect on the Company's business, financial condition and results of operations. The Company only maintains key-man life insurance policies on each of Mr. Love and Dr. Von Hoff, in each case in the amount of $3 million.

         To expand its research and development programs, pursue its product development plans and expand its CRO business, the Company will be required to hire additional qualified scientific and technical personnel, as well as personnel with expertise in clinical testing and government regulation. There is intense competition for qualified personnel in the areas of the Company's activities, and there can be no assurance that the Company will be able to attract and retain the qualified personnel necessary for the development of its business. The Company faces competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and research institutions. The failure to attract and retain key scientific and technical personnel would have a materially adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON CERTAIN INDUSTRIES AND CLIENTS; LOSS OR DELAY OF CRO CONTRACTS; DEPENDENCE ON CTRC RESEARCH AND ITS RELATED ENTITIES

         Most of the Company's CRO contracts are terminable upon 60 to 90 days' notice by the client. Clients terminate or delay service contracts for a variety of reasons, including, among others, the failure of a compound being tested to satisfy safety requirements, unexpected or undesired clinical results of the compound, the client's decision to forgo a particular study, insufficient patient enrollment or investigator recruitment, or production problems resulting in shortages of the compound. The loss or delay of a large contract or the loss or delay of multiple contracts could have a materially adverse effect on the business, financial condition and results of operations of the Company. The Company's contract services revenues are highly dependent on research and development expenditures by the pharmaceutical and biotechnology industries. The Company's business, financial condition and results of operations could be materially and adversely affected by general downturns in, or adverse trends or factors impacting, the pharmaceutical or biotechnology industries, the impact of the current trend toward consolidation in these industries or any decrease in research and development expenditures. The Company has an option to license certain drug discoveries arising from research programs of CTRC Research. However, the Company has no written agreement to acquire drugs or technology from CTRC Research other than the Subordinated Option Agreement and there can be no assurance that such a relationship will continue. If ILEX and CTRC Research and its related entities are unable to maintain a mutually beneficial relationship, including access by the Company to CTRC Research's and its related entities' patients and investigators and potential contract research clients, the business, financial condition and results of operations of the Company could be materially and adversely affected.

INTENSE COMPETITION; RAPID TECHNOLOGICAL CHANGE

         Competition in the area of pharmaceutical products is intense. There are many companies, both public and private, including pharmaceutical and biotechnology companies, that are engaged in the development of products for certain of the applications being pursued by the Company. Moreover, products currently exist in the market that will compete directly with the products that the Company is seeking to develop. Most of these companies have substantially greater financial, research and development, manufacturing and marketing experience and resources than the Company and represent substantial long-term competition for the Company. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Academic institutions, governmental agencies and other public and private research organizations also conduct clinical development, seek patent protection and establish collaborative arrangements for the development of oncology products. There can be no assurance that the Company's competitors will not (i) develop more safe and effective products; (ii) obtain patent protection or intellectual property rights that limit the Company's or its collaborative partners' ability to commercialize products that may be developed; or (iii) commercialize products earlier than the Company. The industry in which the Company competes is characterized by extensive research and development efforts and rapid technological progress. New developments occur and are expected to continue to occur at a rapid pace, and there can be no assurance that discoveries or commercial developments by the Company's competitors will not render some or all of the Company's potential products obsolete or non-competitive, which would have a materially adverse effect on the Company's business, financial condition and results of operations. In its contract research services, the Company primarily competes against in-house departments of pharmaceutical companies, CROs and, to a lesser extent, universities and teaching hospitals. Many of these competitors have substantially greater capital, technical and other resources than the Company and represent significant long-term competition for the Company. There can be no assurance that the Company will be able to compete favorably in its contract research services.

UNCERTAINTY REGARDING PATENTS AND PROPRIETARY POSITION; RIGHTS TO TECHNOLOGY DEPENDENT UPON COMPLIANCE WITH LICENSES AND AGREEMENTS

         The Company's success depends in part on its ability to obtain patents, maintain trade secrets and operate without infringing on the proprietary rights of others. To date, the Company has no patents issued in its name. There can be no assurance that the Company's patent position will provide it with significant protection against competitors or that patents issued to or licensed by the Company will not be infringed or will not be challenged, invalidated or circumvented. The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and often involve complex legal and factual questions, and therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents cannot be predicted. There can also be no assurance that the Company will develop additional technologies, drugs or processes that are patentable, license new technology, that patents will issue from any patent application or that claims allowed will be sufficient to protect the Company's products and technologies. Competitors may have filed applications, may have been issued patents or may obtain additional patents and proprietary rights relating to technologies, drugs and processes that compete with those of the Company. The failure by the Company to protect adequately its technologies, drugs and processes covered by issued patents or to obtain patents could have a materially adverse effect on the Company's business, financial condition and results of operations.

         The patents and patent applications in-licensed by the Company have not been independently investigated by the Company, and there can be no assurance that any such patents or patent applications will not be challenged or will provide protection for the Company's compounds. The patent and license applicable to DHAC have expired and, as a result, the DHAC technology is currently available for general public use. In addition, Oxypurinol and Aminopterin do not have patent protection and United States patents on ILEX's other current products which expire in the next 10 years include: MGBG (2002); Crisnatol (2004, 2005); DFMO (2000); and Piritrexim (2007). The patent application of the LeukoSite Joint Venture for CAMPATH-1H is pending. The Company's rights to its proprietary compounds are dependent upon compliance with certain licenses and agreements which require, among other things, certain royalty and other payments, the Company's reasonable use of the underlying technology of the applicable patents, as well as the filing of certain regulatory submissions. In addition, the terms of the Company's license and development agreements with Sanofi require the parties to agree on a decrease in the royalties and payments to be received by ILEX under certain limited circumstances. Failure to comply with such licenses and agreements, which could result in loss of the Company's underlying rights to one or more of these potential products or a decrease in the payments to ILEX under the Sanofi agreements, could have a materially adverse effect on the Company's business, financial condition and results of operations.

         Trade secrets are difficult to protect. There can be no assurance that the Company will be able to meaningfully protect its rights in unpatented proprietary technology or that the others will not independently develop substantially equivalent proprietary information and techniques, circumvent the Company's attempts to protect its proprietary technology, or otherwise gain access to the Company's trade secrets, that such trade secrets will not be disclosed or that the Company can effectively protect its rights to unpatented trade secrets.

         Litigation, which could result in substantial costs to the Company, could be necessary to protect the Company's Orphan Drug Designations or patent position or to determine the scope and validity of third-party proprietary rights, and there can be no assurance that the Company will have the required resources to pursue such litigation or otherwise to protect its patent rights. An adverse outcome in litigation with respect to the validity of any Company patents could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such product or technology, any of which could have a materially adverse effect on the Company's business, financial condition and results of operations.

         There can be no assurance that claims against the Company will not be raised successfully in the future based on patents or other intellectual property rights held by others. Such other persons could bring legal actions against the Company claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the affected product. If any actions are successful, in addition to any potential liability for damages, the Company could be required to obtain a license in order to continue to manufacture or market the affected product. There can be no assurance that the Company would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, if at all. There has been, and the Company believes that there will continue to be, significant litigation in the pharmaceutical industry regarding patent and other intellectual property rights. If the Company becomes involved in any litigation, it could consume a substantial portion of the Company's resources and capital regardless of the outcome of such litigation.

LACK OF OPERATING EXPERIENCE; MANAGEMENT OF GROWTH

         The Company has no experience in manufacturing or procuring products in commercial quantities or selling pharmaceutical products and has only limited experience in negotiating, establishing and maintaining strategic relationships, conducting clinical trials and other later-stage phases of the regulatory approval process. To date, the Company has engaged exclusively in acquiring and developing pharmaceutical compounds and providing clinical research, development and manufacturing services. The Company's ability to manage its growth, if any, will require it to continue to improve and expand its management, operational and financial systems and controls. If the Company's management is unable to manage growth effectively, the Company's business, financial condition and results of operations will be adversely affected. In addition, if rapid growth occurs, it may strain the Company's operational, managerial and financial resources. In the normal course of business, the Company evaluates potential acquisitions of patents, compounds, technologies and businesses that could complement or expand the Company's business. In the event the Company were to identify an appropriate acquisition candidate, there is no assurance that the Company would be able to successfully negotiate, finance or integrate such acquired patents, compounds, technologies or businesses. Furthermore, such an acquisition could cause a diversion of management time and resources. There can be no assurance that a given acquisition would not materially adversely affect the Company's business, financial condition and results of operations.

EXTENSIVE GOVERNMENT REGULATION; NO ASSURANCE OF NECESSARY FDA AND OTHER REGULATORY APPROVALS

         The design, development, research, testing, manufacture, labeling, distribution, marketing and advertising of products such as the Company's proposed products are subject to extensive regulation by governmental regulatory authorities in the United States and other countries. The drug approval process is generally lengthy, expensive and subject to unanticipated delays. Satisfaction of such regulatory requirements, which includes demonstrating to the satisfaction of the FDA that the relevant product is both safe and effective, typically takes several years or more depending upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. There can be no assurance that the Company will not encounter problems in clinical trials which would cause the Company or the FDA to delay or suspend clinical trials. Any such delay or suspension could have a materially adverse effect on the Company's business, financial condition and results of operations.

         The Company cannot predict with certainty when, if ever, it might submit for regulatory review additional compounds currently under development. Once the Company submits its potential products for review, there can be no assurance that FDA or other regulatory approvals for any pharmaceutical products developed by the Company will be granted on a timely basis, if at all. There can also be no assurance that delays or rejections will not be encountered or that changes will not be made in FDA policy during the period of product development and FDA regulatory review of each submitted NDA. A delay in obtaining or failure to obtain such approvals would have a materially adverse effect on the Company's business, financial condition and results of operations. Even if such regulatory approval is obtained, it is limited as to the indicated uses for which the product may be promoted or marketed. A marketed product, its manufacturer and the facilities in which it is manufactured are subject to continual review and periodic inspections. Failure to comply with regulatory requirements and other factors could subject the Company to regulatory or judicial enforcement actions. Sales of the Company's products outside the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval which could delay introduction of the Company's products in certain countries.

         One element of the Company's strategy is to develop chemoprevention compounds that when taken chronically may prevent the progression to cancer. To date, the FDA has not approved any chemoprevention compounds and there can be no assurance that the FDA will approve such compounds in the future. Because there are currently no chemoprevention drugs which have obtained marketing approval, the clinical development path is uncertain. There can be no assurance that ILEX will be able to successfully develop a safe and efficacious chemoprevention product, that such product will be commercially viable or will achieve market acceptance.

POTENTIAL LIMITATIONS ON THIRD-PARTY REIMBURSEMENT RELATED MATTERS AND HEALTH CARE REFORM

         The levels of revenues and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of health care. The Company cannot predict the effect that private sector or governmental health care reforms may have on its business, and there can be no assurance that any such reforms will not have a materially adverse effect on the Company's business, financial condition and results of operations. In addition, in both the United States and elsewhere, sales of prescription drugs are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors and others are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more products to the market, there can be no assurance that these products will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow the Company to sell its products on a competitive basis. In addition, because no chemoprevention drug has been approved by the FDA to date, there can be no assurance that any chemoprevention drug developed by the Company, if any, would be eligible for reimbursement to the consumer.

CONTROL BY EXISTING STOCKHOLDERS; ANTI-TAKEOVER PROVISIONS

         CTRC Research beneficially owns approximately 22.7% of the Company's outstanding shares of Common Stock, and the Company's executive officers and directors, as a group, beneficially own or control approximately 50% of the Company's outstanding shares of Common Stock. Accordingly, together with CTRC Research, the present directors and executive officers have the ability to exercise substantial influence over the outcome of most stockholders' actions. Moreover, the Company's Certificate of Incorporation does not provide for cumulative voting with respect to the election of directors. Consequently, the present directors and executive officers, together with CTRC Research, to exercise substantial influence over the election of the members of the Board of Directors. Such concentration of ownership could have an adverse effect on the price of the Common Stock or have the effect of delaying or preventing a change in control of the Company. In addition, certain provisions of Delaware law and the Company's Certificate of Incorporation could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. These provisions of Delaware law and the Company's Certificate of Incorporation may also have the effect of discouraging or preventing certain types of transactions involving an actual or threatened change of control of the Company (including unsolicited takeover attempts), even though such a transaction may offer the Company's stockholders the opportunity to sell their stock at a price above the prevailing market price. Certain of these provisions allow the Company to issue Preferred Stock without any vote or further action by the Stockholders and prevent or eliminate cumulative voting in the election of directors. These provisions may make it more difficult for stockholders to take certain corporate actions and could have the effect of delaying or preventing a change in control of the Company. In addition, certain of the Company's corporate partners have the right to terminate their respective agreements with the Company upon certain changes in control of the Company, which may discourage acquisitions or other changes in control (including those in which stockholders of the Company might otherwise receive a premium for their shares over then-current market prices).

RIGHTS OF LICENSORS

         Through licenses and other agreements, the Company has various rights to certain products. The terms of these licenses and agreements generally survive for a specified period of years; however, the licensor also has the ability to terminate the license, or render it nonexclusive, if the Company fails to perform its obligations pursuant to the agreements, or in the case of any compound acquired from a public health service, including MGBG, if public health and safety needs require such actions. In certain of these agreements the licensor has reserved royalty-free licenses for research and other purposes. If any of these licenses were terminated or rendered nonexclusive, the business, financial condition and results of operations of the Company could be materially and adversely affected.

LACK OF COMMERCIAL MANUFACTURING EXPERIENCE; HANDLING OF HAZARDOUS MATERIALS; ENVIRONMENTAL MATTERS

         ILEX is currently responsible for manufacturing bulk drug product for preclinical and clinical trials of MGBG, CAMPATH-1H and oncology drugs on behalf of third parties; however, other than MGBG and CAMPATH-1H, the compounds being developed by the Company have never been manufactured on a commercial scale and the Company has no experience in manufacturing these compounds in commercial quantities. There can be no assurance that such compounds can be manufactured at a cost, or in quantities, necessary to make them commercially viable. All facilities and manufacturing techniques used in the manufacture of compounds for clinical use or for sale in the United States must be operated in conformity with current Good Manufacturing Practices ("cGMP") regulations, FDA regulations and guidelines governing the development and production of pharmaceutical compounds. The Company's facilities are subject to scheduled periodic regulatory inspections to ensure compliance with cGMP requirements. Failure on the part of the Company to comply with applicable requirements could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. A finding that the Company had materially violated cGMP requirements could result in additional regulatory sanctions and, in severe cases, could result in a mandated closing of the Company's facilities, which would materially and adversely affect the Company's business, financial condition and results of operations. If the Company proves to be unsuccessful in supplying compounds on acceptable terms, fails to satisfy regulatory requirements or if it should encounter delays or difficulties in its third-party relationships, the Company's clinical testing schedule would be delayed, resulting in delay in the submission of compounds for regulatory approval or the market introduction and subsequent sales of such products, which could have a materially adverse effect on the Company's business, financial condition and results of operations.

         The Company's development and preclinical supply contract manufacturing programs involve or could involve in the future the controlled use of hazardous materials, chemicals and various radioactive compounds. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials will comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. The Company may incur substantial costs to comply with environmental regulations if and when the Company develops commercial scale manufacturing capacity.

POTENTIAL LIABILITY; POSSIBLE INSUFFICIENCY OF INSURANCE

         Clinical research involves the testing of new drugs on human volunteers pursuant to a research plan, and such testing involves a risk of liability for personal injury or death to patients due to, among other reasons, possible unforeseen adverse side effects or improper administration of the new drug. Many of these patients are already seriously ill and are at risk of further illness or death. The Company could be materially and adversely affected if it were required to pay damages or incur defense costs (i) in connection with a claim outside the scope of indemnity or insurance coverage,
(ii) if the indemnity, although applicable, is not performed in accordance with the terms of the relevant contract or (iii) if the Company's liability exceeds the amount of applicable insurance. In addition, there can be no assurance that such insurance will continue to be available on terms acceptable to the Company, if at all, or that, if obtained, the insurance coverage will be sufficient to cover any potential claims or liabilities. Similar risks would exist upon the commercialization or marketing of any products by the Company or its partners.

VOLATILITY OF STOCK PRICE; VARIATION IN QUARTERLY OPERATING RESULTS

         The stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many pharmaceutical, biotechnology and developmental stage companies and that are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Common Stock. In addition, the market price of the Common Stock may be highly volatile. Factors that may have a significant effect on the market price of the Common Stock include fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, announcements of new collaborations or changes in existing collaborations by the Company or its competitors, the loss, or prospect of loss, of a significant contract with one or more of the Company's contract research clients, FDA and international regulatory actions, actions with respect to reimbursement matters, developments with respect to patents or proprietary rights, public concern as to the safety of products, developed by the Company or others, changes in health care policy in the United States and internationally, rumors relating to the Company or its competitors, changes in stock market analyst recommendations regarding the Company, other pharmaceutical companies or the pharmaceutical industry generally and general market conditions.

         The Company's results of operations historically have fluctuated on a quarterly basis and can be expected to continue to be subject to quarterly fluctuations, and quarterly comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, fluctuations in quarterly results could affect the market price of the Common Stock in a manner unrelated to the longer term operating prospects of the Company.

ADVERSE EFFECT ON MARKET PRICE OF SHARES ELIGIBLE FOR FUTURE SALE OR POSSIBLE FUTURE ISSUANCES OF SHARES; REGISTRATION RIGHTS

         The sale, or availability for sale, of substantial amounts of Common Stock in the public market pursuant to Rule 144 ("Rule 144") under the Securities Act of 1933, as amended (the "Securities Act") or otherwise could materially adversely affect the market price of the Common Stock and could impair the Company's ability to raise additional capital through the sale of its equity securities or debt financing. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated), including a person who may be deemed to be an "affiliate" of the Company as that term is defined under the Securities Act, would be entitled to sell within any three-month period a number of shares beneficially owned for at least one year that does not exceed the greater of (i) 1% of the then outstanding shares of Common Stock, or (ii) the average weekly trading volume in the Common Stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also subject to certain requirements as to the manner of sale, notice and the availability of current public information about the Company. However, a person who is not deemed to have been an affiliate of the Company during the 90 days preceding a sale by such person and who has beneficially owned shares of Common Stock for at least two years may sell such shares without regard to the volume, manner of sale or notice requirements of Rule 144.

         ILEX is also obligated to issue to PRN 943,800 shares of Common Stock in three increments between June 30, 1998 and July 1, 2000, and, provided certain revenue goals of ILEX are achieved, PRN may receive up to an additional 1,255,988 shares of Common Stock between June 30, 1998, and July 1, 2001.

         In addition, the holders of approximately 671,565 shares of Common Stock are entitled to certain piggy-back registration rights with respect to such shares, and PRN is also entitled to such rights with respect to the additional shares issuable to them, as discussed above. If the Company is required to include in a Company-initiated registration shares held by such holders pursuant to the exercise of their piggy-back registration rights, sales made by such holders may have an adverse effect on the Company's ability to raise needed capital and on the price of the Common Stock. In addition, certain stockholders hold demand registration rights which permit them to request the Company to register the shares of Common Stock held by them. If such parties, by exercising their demand registration rights, cause a large number of shares to be registered and sold in the public market, such sales may have an adverse effect on the market price for the Common Stock. In addition, shares of Common Stock that are issued by the Company to fund its operations or in connection with an acquisition could also have an adverse effect on the market price for the Common Stock.

PRODUCT LIABILITY AND INSURANCE

         The Company's business involves the risk of product liability claims. The Company has not experienced any product liability claims to date. Although the Company maintains clinical trials liability insurance with coverage limits of $10 million per occurrence and an annual aggregate maximum of $10 million, and general commercial liability insurance with an additional $5 million umbrella coverage per occurrence and an annual aggregate maximum of $5 million, there can be no assurance that product liability claims will not exceed such insurance coverage limits, which could have a materially adverse effect on the Company's business, financial condition or results of operations, or that such insurance will continue to be available on commercially reasonable terms, if at all.

EMPLOYEES

         At December 31, 1997, the Company had 130 full-time employees, 103 of whom are engaged in research and development activities. No employees are covered by collective bargaining agreements, and the Company believes it maintains good relations with its employees.

ITEM 2.  PROPERTIES

         The Company's administrative offices comprise approximately 25,800 square feet of leased office space in San Antonio, Texas. The lease governing the Company's existing office space expires at the end of December 2001.

         The Company leases and operates a 7,200-square-foot manufacturing facility that has been designed to produce multi-kilogram lot sizes of anticancer compounds under cGMP. The design of this facility, prepared by ILEX staff, has been reviewed by the Regional Compliance Office of the FDA and found to be suitable for production of bulk drugs. The manufacturing facility is owned by a non-profit corporation that is controlled by CTRC Research and the Texas Research and Technology Foundation, and provides for the payment by the Company of fixed monthly rent plus a percentage of gross sales generated from the facility. These two organizations obtained a grant to build the facility from the Economic Development Administration. ILEX has a 15-year lease to the facility with three five-year-extension options.

         The Company's facility has sufficient capacity to manufacture the materials necessary to satisfy the requirements for conducting clinical trials of ILEX's current clients and collaborative partners. The Company will be required to expand its manufacturing facilities or to contract with other manufacturers in the event the Company's CRO manufacturing business is expanded or there is a need for commercial quantities of the Company's compounds.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a party to claims and legal proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party would have a material adverse effect on the Company's financial statements; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on the Company's results of operations for the interim period in which such resolution occurred.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II.


ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         As of March 19, 1998, there were approximately 100 registered holders and 1,900 beneficial owners of the Company's Common Stock, which is traded on the NASDAQ National Market under the symbol "ILXO". The following table sets forth, for the calendar periods indicated, the range of high and low bid closing prices for the Company's Common Stock, as reported by the NASDAQ National Market:



                                        1997
                              -----------------------
                                High           Low
                                ----           ---

 First Quarter                  $13-1/2        $12

 Second Quarter                  24-3/4         12

 Third Quarter                   20-1/4         11-3/4

 Fourth Quarter                  12              5-7/8


         The Company's Common Stock began trading February 20, 1997. The closing price of the Company's Common Stock on March 19, 1998 was $9.25.

         The Company has not paid dividends on its Common Stock the past three years and anticipates that it will not pay dividends in the foreseeable future.


             [The remainder of this page intentionally left blank.]

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial information relating to the Company has been taken or derived from the audited financial statements, and notes related thereto, and other records of the Company. The statements of operations and balance sheets for the years ended December 31, 1995, 1996, and 1997 have been audited by Arthur Andersen LLP, independent certified public accountants, as indicated in their report on those statements. The selected financial information should be read in conjunction with the Company's financial statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Years Ended December 31,


                                                          Years Ended
                                                          December 31,
                                              -------------------------------------
                                                1995          1996          1997
                                              --------       -------      --------
                                              (in thousands, except per share data)

SUMMARY OF OPERATING STATEMENT DATA:
   Revenue:
      Product development ...............     $  3,551      $  3,581      $  5,027
      Contract research services(1) .....          658         1,537         7,534
      Licensing fees ....................         --           3,025           300
                                              --------      --------      --------

        Total revenue ...................        4,209         8,143        12,861
   Operating expenses:
      Research and development costs ....        3,213         3,637         6,740
      General and administrative ........        1,312         2,886         6,691
      Costs of contract research services          330         1,446         2,507
      Subcontractor costs ...............          199           723         3,173
      PRN amortization ..................         --            --             538
                                              --------      --------      --------
        Total operating expenses ........        5,054         8,692        19,649
                                              --------      --------      --------

Operating loss ..........................         (845)         (549)       (6,788)
Other Income (Expense):
   Interest income ......................          133           684         2,583
   Equity in losses in joint ventures ...         --            (750)       (4,295)
   Equity in loss in European affiliate .         --            --            (182)
                                              --------      --------      --------

Net loss ................................     $   (712)     $   (615)     $ (8,682)
                                              ========      ========      ========
Net loss per share ......................     $   (.09)     $   (.07)     $   (.72)
                                              ========      ========      ========

Weighted average number of shares of
common stock and common stock
equivalents outstanding(1) ..............        7,747         8,744        12,118
                                              ========      ========      ========

BALANCE SHEET DATA:

   Cash, cash equivalents and
investments in ..........................     $  9,636      $ 22,984      $ 42,646
      marketable securities

   Working capital ......................        9,004        11,682        34,336
   Total assets .........................       11,257        27,374        55,311
   Accumulated deficit ..................         (758)       (1,373)      (10,055)
   Total stockholders' equity ...........        9,511        24,826        51,076

--------
(1) See Note 2 of Notes to Financial Statements for information concerning the computation of net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is included to describe the Company's financial position and results of operations for each of the three years in the period ended December 31, 1997. The Consolidated Financial Statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

         During 1997, the Company announced several major events. In February, it completed an initial public offering of its Common Stock. In May it entered into a joint venture with LeukoSite, Inc. and licensed the product rights to CAMPATH-1H. In July, it entered into an agreement with PRN, under which PRN will refer all contract research business to ILEX. Together, the two companies will provide comprehensive clinical development services to pharmaceutical and biotechnology clients. In August, ILEX purchased a 30% equity stake in a German-based contract research organization, which has been renamed PFK-ILEX. Together, the two firms are pursuing a leadership position in the European market for clinical research in oncology, offering clients simultaneous development of their oncology compounds in both the United States and Europe. ILEX initiated Phase II clinical trials of its drug Piritrexim related to bladder cancer in August and, in September, launched a Phase II trial of DFMO related to breast cancer. Also in September, ILEX restructured its business into two wholly-owned subsidiaries -- one to develop ILEX's portfolio of anticancer products and one to provide contract research services to other pharmaceutical and biotechnology companies.

         ILEX has no products available for sale and does not expect to have any products resulting from its drug development efforts, including its collaborations with others, commercially available for at least the next two years, if at all. The Company has incurred losses and expects to incur losses for the foreseeable future as the Company's research and development expenditures increase. The Company's revenue for the foreseeable future will be limited to development funding under its collaborative relationships, fee-for-service revenues pursuant to contracts with its contract research organization ("CRO") clients, interest income and other miscellaneous income.

         Until its initial public offering in February 1997, the Company had financed its operations primarily through the sale of Convertible Preferred Stock, through development funding provided by its collaborative partners under its collaborative agreements, through licensing fees and milestone payments with its CRO clients. The development funding received by the Company pursuant to collaborative agreements often includes payments for research to support the development of specific compounds, recorded as development revenue, and licensing fees and milestone payments recorded as licensing fees. ILEX's collaborative agreements are generally conducted on a best efforts basis and payments for research are recognized based on the time incurred on the related studies. The Company is reimbursed for investigator costs based on actual costs incurred or at predetermined rates plus out-of-pocket costs incurred during the performance of the study. Revenues related to milestone payments are recognized upon the achievement of the related milestone and when collection is probable.

         ILEX also derives revenue from performing CRO services for companies within the pharmaceutical and biotechnology industries. In general, the Company provides CRO services to a client based on a pre-specified contract cost that may be adjusted during the term of the project. The terms of the Company's engagements vary, ranging from less than one month to several years, and generally may be terminated upon notice of 30 days or less by the client. The Company recognizes revenue with respect to its CRO services on a percentage of completion basis as work is performed.

         Research and development costs are expensed as incurred and include costs associated with collaborative agreements. These costs consist of direct and indirect costs related to specific projects as well as fees paid to other entities which conduct certain research activities on behalf of the Company.

         During the years ended December 31, 1995, 1996, and 1997, the Company had one collaborative research agreement that accounted for 84%, 40%, and 10% of total revenue, respectively. In addition, one CRO client accounted for 26% of total revenue during 1997. See Note 2 of the Notes to Consolidated Financial Statements contained herein.

         The following is a discussion of the financial condition and results of operations for the Company for 1995, 1996 and 1997. It should be read in conjunction with the Interim Financial Statements of the Company, the Notes thereto and other financial information included elsewhere in this report.

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

         To date, the majority of the Company's expenditures have been for research and development activities including associated general and administrative expense and losses incurred by joint ventures. The Company does not expect to receive royalties or other revenues based upon net sales of drugs that may be developed for a significant number of years, if at all. ILEX expects research and development expenses to increase significantly over the next several years as its development programs progress. In addition, general and administrative expenses necessary to support such expanded programs are also expected to increase over the next several years.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1997

OPERATING REVENUES

         Total revenue increased from approximately $8.1 million in 1996 to $12.9 million in 1997. The increase of approximately $4.8 million, or 59%, was due to an additional $1.4 million of product development revenues and $6.0 million of contract research revenues offset by a decrease of $2.7 million in licensing fees. The $1.4 million increase in product development revenues, to $5.0 million, compares to $3.6 million in 1996. The increase primarily reflects additional revenue from license and development agreements signed in the fourth quarter of 1996 relating to Piritrexim and Crisnatol, as well as revenues from the LeukoSite joint venture for the development of CAMPATH-1H. This increase was partially offset by a decrease in revenues with respect to the development of MGBG. The $6.1 million increase in contract research services revenues, to $7.5 million, compared to approximately $1.5 million in 1996, reflects an increase in both the number of contracts underway as well as in the size and complexity of the contract research projects.

OPERATING EXPENSES

         Total Operating Expenses. Total operating expenses increased from approximately $8.7 million in 1996 to $19.6 million in 1997. This increase of approximately $10.9 million, or 125%, was due to an increase in research and development costs, general and administrative costs, subcontractor costs, and PRN amortization and accrual expenses. ILEX anticipates that general and administrative expenses will substantially increase as the Company increases the number of products in development, product in-licenses and collaborations. ILEX believes that research and development costs will increase substantially in future periods as the Company expands its preclinical and clinical trials associated with developing additional compounds.

         Research and Development Costs. Research and development costs increased from approximately $3.6 million in 1996 to $6.7 million in 1997. This increase of $3.1 million, or 86%, was primarily attributable to spending approximately $1.5 million in connection with the development of DFMO and $1.0 million on CAMPATH-1H (exclusive of manufacturing).

         General and Administrative Costs. General and administrative costs increased from approximately $2.9 million in 1996 to $6.7 million in 1997. This increase of $3.8 million, or 131%, is primarily attributable to increases in rental expense, legal costs, business development activities and compensation related to additional administrative staff.


         Costs of Contract Research Services. Contract research services costs increased from $1.4 million in 1996 to $2.5 million in 1997. This increase of $1.1 million, or 79%, is primarily attributable to increases in expenditures required to support growth in the number and size of contract research contracts.

         Subcontractor Costs. Subcontractor costs increased from $0.7 million in 1996 to $3.2 million in 1997. This increase of $2.5 million is primarily due to increases in expenditures required to support growth in the Company's contract research services operations.

         PRN Amortization and Accrual. Amortization of the cost of the initial shares granted to PRN and the accrual of anticipated cost of issuing future milestone payments was $0.5 million in 1997. Since the collaborative relationship with PRN was not entered into until July 1997, there were no expenses for the comparable period in 1996.

OPERATING LOSS

         The loss from operations increased from ($0.5 million) in 1996 to ($6.8 million) in 1997. This increase of ($6.3 million), or 1,260% is primarily attributable to increased spending on ILEX's portfolio products which have not yet been partnered for development, including increased spending associated with the development of DFMO and CAMPATH.

EQUITY IN LOSSES IN JOINT VENTURES AND EUROPEAN AFFILIATE

         Equity in losses in joint ventures was ($4.3 million) in 1997, and in the European affiliate was ($182,000) for 1997. Since the joint ventures were not formed until December 1996 and May 1997, respectively, and the agreement with the European CRO was concluded in August 1997, the comparable expenses for 1996 were limited to ($0.8 million).

NET INTEREST INCOME

         Net interest income increased from approximately $0.7 million in 1996 to $2.6 million in 1997. This increase of $1.9 million, or 271%, is attributable to an increase in interest income resulting from higher average balances of cash, cash equivalents and investments in marketable securities from proceeds received from ILEX's initial public offering of Common Stock completed in February 1997 and private placements of the Company's securities completed in the last quarter of 1996.

NET INCOME (LOSS)

         The net loss increased ($8.1 million) during 1997, or 1,350% from ($0.6 million) in 1996 to ($8.7 million) in 1997.

EARNINGS (NET LOSS) PER SHARE

         The net loss per share increased from ($0.07) per share in 1996 to ($0.72) in 1997, a change of ($0.65) per share. This was primarily attributable to increased spending on the product portfolio and the expenses associated with the PRN collaboration.

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1996

         Total revenue increased from approximately $4.2 million in the year ended December 31, 1995 to $8.1 million in 1996. The increase of $3.9 million, or 93%, was due to an additional $3.0 million of licensing fee revenue, $30,000 of product development revenue, and $880,000 of contract research services revenue. The licensing fee revenue was received pursuant to collaborations with Janssen, MGI Pharma and the MPI joint venture, as well as from a milestone payment from Sanofi. The incremental product development revenues were attributable to increased revenues received by the Company under its product development agreements with Sanofi and Janssen. The increase in contract research services revenues was a result of an increased number of contracts.

         Total operating expenses increased from approximately $5.1 million in the year ended December 31, 1995 to $8.7 million in 1996. This increase of $3.6 million, or 71%, was primarily a result of increases in costs of contract research services of $1.1 million associated with the start-up of the Company's manufacturing facilities, which commenced operations in early 1996, subcontractor costs of $520,000 relating to increases in expenditures required to support the Company's contract research services operations and research and development costs of approximately $420,000, primarily due to costs associated with MGBG. In addition, operating expenses increased by approximately $1.6 million due to increases in general and administrative expenses associated with increased compensation primarily as a result of increased number of personnel and, to a lesser extent, business development costs.

     Net interest income increased from approximately $133,000 in the year ended December 31, 1995, to $684,000 in 1996. This increase of $551,000 is attributable to an increase in interest income resulting from higher average balances of cash, cash equivalents and investments in marketable securities from proceeds received from sales of Convertible Preferred Stock completed in 1995 and 1996.

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

INCOME TAXES

     The availability of the NOL carryforward to reduce U.S. federal taxable income is subject to various limitations under the Internal Revenue Code of 1986 (the "Code"), as amended, in the event of an ownership change as defined in
Section 382 of the Code. The Company experienced a change in ownership interest in excess of 50 percent as defined under the Code upon the consummation of its offering of Series B convertible preferred stock. The Company does not believe that this change in ownership significantly impacts the Company's ability to utilize its net operating loss and tax credit carryforwards as of December 31, 1997, because the amount of the annual limitation under the Code of such carryforwards is in excess of the total amount of net operating loss and tax credit carryforwards. The Company did not experience a change in control under the Code as the result of its initial public offering. See Note 12 of the Notes to Consolidated Financial Statements contained herein.

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

     To date, the majority of the Company's expenditures have been for research and development activities, including associated general and administrative expense and losses incurred by joint ventures. The Company does not expect to receive royalties or other revenues based upon sales of products that may be developed for a significant number of years, if at all. ILEX expects research and development expenses to increase significantly for the next several years.

as its development programs progress. In addition, general and administrative expenses necessary to support such expanded programs are also expected to increase over the next several years. At December 31, 1997, the Company had cash, cash equivalents and investments in marketable securities of approximately $42.6 million and working capital of approximately $34.3 million. The Company believes that such amounts will be used primarily to support continued research and development of its compounds, expand its CRO services business, for general and administrative expenses and for other general corporate purposes.

         At December 31, 1997, the Company did not have any material commitments for capital expenditures.

         ILEX's future expenditures and capital requirements will depend on numerous factors, including without limitation, the progress of its research and development programs, the progress of its preclinical and clinical testing, the magnitude and scope of these activities, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in or termination of existing collaborative arrangements, the ability of the Company to establish, maintain and avoid termination of collaborative arrangements and the purchase of capital equipment and acquisitions of compounds, technologies or businesses. The Company's cash requirements are expected to continue to increase each year as it expands its activities and operations. There can be no assurance that the Company will ever be able to generate product revenue or achieve or sustain profitability.

YEAR 2000 COMPLIANCE

         The efficient operation of the Company's business is dependent on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several key areas of the Company's business, including information management services and financial reporting, as well as in various administrative functions. The Company has been evaluating its Programs and Systems to identify potential year 2000 compliance problems, as well as manual processes, external interfaces with customers, and services supplied by vendors to coordinate year 2000 compliance and conversion. The year 2000 problem refers to the limitations of the programming code in certain existing software programs to recognize date sensitive information for the year 2000 and beyond. Unless modified prior to the year 2000, such systems may not properly recognize such information and could generate erroneous data or cause a system to fail to operate properly.

         Based on current information, the Company expects to attain year 2000 compliance and institute appropriate testing of its modifications and replacements in a timely fashion and in advance of the year 2000 date change. It is anticipated that modification or replacement of the Company's Programs and Systems will be performed in-house by company personnel. The Company believes that, with modifications to existing software and conversions to new software, the year 2000 problem will not pose a significant operational problem for the Company. However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant third party computers may not interface properly with the Company's computer systems. The Company could be adversely affected by the year 2000 problem if it or unrelated parties fail to successfully address this issue. Management of the Company currently anticipates that the expenses and capital expenditures associated with its year 2000 compliance project will not have a material effect on its financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SCHEDULES

         The reports of the Company's Independent Public Accountants, Financial Statements and Notes to Financial Statements appear herein commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by item 10 of Form 10-K is incorporated herein by reference to such information in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

         The information called for by item 11 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by item 12 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by item 13 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

                                    PART IV.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     1.       Financial Statements
                 Index to Financial Statements appears on Page F-1.

        2.       Financial Statement Schedules
                 The Financial Statement Schedules of fifty percent or less owned persons required to be filed by Regulation S-X are attached hereto as Exhibit 9.9.1.

(b)              Reports on Form 8-K

                 None

(c)              Exhibits

 EXHIBIT
 NUMBER        IDENTIFICATION OF EXHIBIT
 -------       -------------------------
 3.1           Amended and Restated Certificate of Incorporation of the Company
               (Incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement No. 333-17769 on Form S-1 filed
               December 12, 1996, as amended)
 3.2           Bylaws of the Company, as amended (Incorporated herein by
               reference to Exhibit 3.2 of the Company's Registration Statement
               No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 4.1 Specimen of certificate representing Common Stock, $.01 par value, of the Company (Incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.1 Revolving Promissory Note dated November 18, 1994, in the original principal amount of $500,000, payable by the Company to CTRC Research Foundation (Incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)
 10.2 Loan Agreement dated November 18, 1994 between the Company and CTRC Research Foundation (Incorporated herein by reference to Exhibit 10.2 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.3 Letter Agreement dated December 4, 1996 between the Company and CTRC Research Foundation terminating the line of credit (Incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)
 10.4 Assignment of Rights and Assets dated November 1994 from CTRC Research Foundation to the Company (Incorporated herein by reference to Exhibit 10.4 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 EXHIBIT
 NUMBER        IDENTIFICATION OF EXHIBIT
 -------       -------------------------

 10.5 First Amendment to Assignment of Rights and Assets dated September 1995 between ILEX Oncology, Inc. and CTRC Research Foundation (Incorporated herein by reference to Exhibit 10.5 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.6 Services Agreement dated November 18, 1994 between CTRC Research Foundation and the Company (Incorporated herein by reference to Exhibit 10.6 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)
 10.7 Covenant Not To Sue dated September 1995 between CTRC Research Foundation and the Company (Incorporated herein by reference to Exhibit 10.7 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.8 Office Lease dated October 1, 1994 between the Company and CTRC Research Foundation (Incorporated herein by reference to Exhibit
               10.8 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)
 10.9 Lease Agreement dated October 1, 1994 between Texas Research and Technology Foundation and the Company (Incorporated herein by reference to Exhibit 10.9 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.10 Lease Agreement dated September 1, 1995 between CTRC Research Foundation and the Company (Incorporated herein by reference to Exhibit 10.10 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.11 Commercial Industrial Sublease Agreement between TRTF/CTRCRF Building Corporation and the Company (Incorporated herein by reference to Exhibit 10.11 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)
 10.12 Agreement dated November 1, 1994 [cGMP Plant] by and among Texas Research and Technology Foundation, CTRC Research Foundation, TRTF/CTRCRF Building Corporation and the Company (Incorporated herein by reference to Exhibit 10.12 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.13+ License Agreement [Piritrexim Isethionate] dated March 31, 1995 by and among BW Wellcome Co., The Wellcome Foundation Limited and the Company (Incorporated herein by reference to Exhibit
               10.13 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)
 10.14+ License Agreement [Oxypurinol] dated March 31, 1995 by and among BW Wellcome Co., The Welcome Foundation Limited and the Company (Incorporated herein by reference to Exhibit 10.14 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 EXHIBIT
 NUMBER        IDENTIFICATION OF EXHIBIT
 -------       -------------------------

 10.15+ License Agreement [Crisnatol Mesylate] dated November 1, 1993 by and among BW Wellcome Co., The Welcome Foundation Limited and CTRC Research Foundation (Incorporated herein by reference to Exhibit 10.15 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.16+ Amendment and Agreement with Respect to License Agreement [Crisnatol Mesylate] dated October 5, 1996 amending License Agreement dated November 1, 1993 by and among BW Wellcome Co., The Welcome Foundation Limited and CTRC Research Foundation (Incorporated herein by reference to Exhibit 10.16 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)
 10.17+ License Agreement [Eflornithine] between ILEX Oncology, Inc. and Marion Merrell Dow Inc. and its subsidiaries Merrell Dow Pharmaceuticals Inc. and Marion Merrell Dow France Et Cie (Incorporated herein by reference to Exhibit 10.17 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.18+ Development and License Agreement [Crisnatol Mesylate] dated October 11, 1996 by and among the Company and Janssen Pharmaceutica, N.V. (Incorporated herein by reference to Exhibit
               10.18 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)
 10.19+ License Agreement [Farnesyl Transferase Inhibitors] dated July 1, 1996 by and between Sother Limited and the Company (Incorporated herein by reference to Exhibit 10.19 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.20+ License Agreement [RP 60475] dated November 18, 1994 between Rhone-Poulenc Rorer S.A. and the Company (Incorporated herein by reference to Exhibit 10.20 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.21+ Agreement dated November 25, 1996 between Hoffmann-La Roche, Inc. and the Company [RO23-7553] (Incorporated herein by reference to Exhibit 10.21 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.22+ License and Development Agreement [MGBG] dated October 1, 1992 between Sterling Winthrop Inc. and CTRC Research Foundation (Incorporated herein by reference to Exhibit 10.22 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)
 10.23+ Research Collaboration Agreement dated December 12, 1995 between CTRC Research Foundation and Sanofi (Incorporated herein by reference to Exhibit 10.23 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.24 Consent, Acknowledgement and Waiver Agreement dated September 1994 by and among CTRC Research Foundation, Sterling Winthrop Inc. and the Company (Incorporated herein by reference to Exhibit 10.24 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 EXHIBIT
 NUMBER        IDENTIFICATION OF EXHIBIT
 -------       -------------------------

 10.25+        Drug Development Project Agreement
               [4-hydroperoxycyclophosphamide] effective April 1, 1993 between CTRC Research Foundation and MGI Pharma, Inc. (Incorporated herein by reference to Exhibit 10.25 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.26 Material Transfer Agreement [Dihydro-5-Azacytidine] dated March 9, 1995 between the Company and the National Institutes of Health (Incorporated herein by reference to Exhibit 10.26 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.27+ Patent License Agreement--Exclusive [Methyl-Glyoxal Bix-Guanylhydrazone] dated September 8, 1991 between the National Institutes of Health and Cancer Therapy and Research Center (Incorporated herein by reference to Exhibit 10.27 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.28 Agreement for Services dated February 15, 1995 between the Company and The University of Texas Health Science Center at San Antonio (Incorporated herein by reference to Exhibit 10.28 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.29 Agreement for Services effective September 20, 1994 between CTRC Research Foundation and The University of Texas Health Science Center at San Antonio (Incorporated herein by reference to Exhibit 10.29 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.30 Master Services Agreement (Preclinical Services) dated June 11, 1996 by and between the Company and Lipitek International, Inc. (Incorporated herein by reference to Exhibit 10.30 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.31 Letter Agreement dated September 28, 1995 between Cross Atlantic Partners K/S, Boston Capital Ventures III, Limited Partnership, Rovent II Limited Partnership, CTRC Research Foundation and the Company (Incorporated herein by reference to Exhibit 10.31 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.32 Warrant for the purchase of shares of Common Stock dated September 1995 between the Company and Vector Securities International, Inc. (Incorporated herein by reference to Exhibit 10,32 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.33 Warrant for the purchase of shares of Common Stock dated July 1996 between the Company and Chestnut Partners, Inc. (Incorporated herein by reference to Exhibit 10.33 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.34 Institute for Drug Development Program Agreement dated September 20, 1994 between CTRC Research Foundation and The University of Texas Health Science Center at San Antonio (Incorporated herein by reference to Exhibit 10.34 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 EXHIBIT
 NUMBER        IDENTIFICATION OF EXHIBIT
 -------       -------------------------

 10.35 Subordinated Option Agreement dated March 27, 1995 between CTRC Research Foundation and the Company (Incorporated herein by reference to Exhibit 10.35 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)
 10.36         Employment Agreement dated November 2, 1994 between Richard L.
               Love and the Company (Incorporated herein by reference to Exhibit 10.36 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.37 Amendment to Employment Agreement dated April 4, 1995 between Richard L. Love and the Company (Incorporated herein by reference to Exhibit 10.37 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)
 10.38 Amendment to Employment Agreement dated September 27, 1995 between Richard L. Love and the Company (Incorporated herein by reference to Exhibit 10.38 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.39         Employment Agreement dated November 2, 1994 between Alexander L.
               Weis, Ph.D. and the Company (Incorporated herein by reference to Exhibit 10.39 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.40 Amendment to Employment Agreement dated April 10, 1995 between Alexander L. Weis, Ph.D. and the Company (Incorporated herein by reference to Exhibit 10.40 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)
 10.41 Amendment to Employment Agreement dated September 27, 1995 between Alexander L. Weis, Ph.D. and the Company (Incorporated herein by reference to Exhibit 10.41 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.42 Employment Agreement Dated August 13, 1996 between James R. Koch and the Company (Incorporated herein by reference to Exhibit
               10.42 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)
 10.43 Employment Agreement dated August 27, 1996 between Pedro Santabarbara, M.D., Ph.D. and the Company (Incorporated herein by reference to Exhibit 10.43 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.44         Letter Agreement dated November 2, 1994 between Alexander L.
               Weis, Ph.D. and the Company (Incorporated herein by reference to Exhibit 10.44 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.45 Consulting Services Agreement dated March 16, 1995 between the Company and Charles A. Coltman, Jr., M.D. (Incorporated herein by reference to Exhibit 10.45 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 EXHIBIT
 NUMBER        IDENTIFICATION OF EXHIBIT
 -------       -------------------------

 10.46 Consulting Services Agreement dated January 1, 1995 between the Company and Daniel Von Hoff, M.D. (Incorporated herein by reference to Exhibit 10.46 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.47 1995 Stock Option Plan for the Company (Incorporated herein by reference to Exhibit 10.47 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)
 10.48 1996 Non-Employee Director Stock Option Plan for the Company (Incorporated herein by reference to Exhibit 10.48 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.49 Form of Non-Employee Director Stock Option Agreement (Incorporated herein by reference to Exhibit 10.49 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.50 Third Amended and Restated Registration Rights Agreement between the Company, CTRC and the holders of the Series B, C, D and E Preferred Stock (Incorporated herein by reference to Exhibit
               10.50 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)
 10.51 Convertible Preferred Stock Purchase Agreement dated September 29, 1995 among the Company and the holders of Series B Preferred Stock (Incorporated herein by reference to Exhibit 10.51 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.52 Convertible Preferred Stock Purchase Agreement dated December 11, 1996 between the Company and MPI (Incorporated herein by reference to Exhibit 10.52 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.53 Convertible Preferred Stock Purchase Agreement dated November 11, 1996 between the Company and Johnson & Johnson Development Corporation (Incorporated herein by reference to Exhibit 10.53 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.54 Convertible Preferred Stock Purchase Agreement dated as of July 22, 1996 among the Company and the holders of Series C Preferred Stock (Incorporated herein by reference to Exhibit 10.54 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.55 Form of Pledge Agreement between Cancer Therapy and Research Center Endowment and each of Gary V. Woods, Ruskin C. Norman, M.D. and Robert V. West, Jr., Ph.D. (Incorporated herein by reference to Exhibit 10.55 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 EXHIBIT
 NUMBER        IDENTIFICATION OF EXHIBIT
 -------       -------------------------

 10.56+ Exclusive License Agreement [Oxypurinol] dated November 27, 1996 between MGI Pharma, Inc. and the Company (Incorporated herein by reference to Exhibit 10.56 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.57+ Exclusive License Agreement [DHAC] dated November 7, 1996 between MGI Pharma, Inc. and the Company (Incorporated herein by reference to Exhibit 10.57 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.58 Stock Purchase Agreement dated April 11, 1995 between Daniel Von Hoff and the Company (Incorporated herein by reference to Exhibit 10.58 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.59         Stock Purchase Agreement dated April 11, 1995 between Alexander
               L. Weis and the Company (Incorporated herein by reference to Exhibit 10.59 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.60         Stock Purchase Agreement dated April 11, 1995 between Richard L.
               Love and the Company (Incorporated herein by reference to Exhibit 10.60 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.61         Stock Purchase Agreement dated April 11, 1995 between Charles A.
               Coltman, Jr., and the Company (Incorporated herein by reference to Exhibit 10.61 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.62 Promissory Note dated April 12, 1995 between Daniel Von Hoff and the Company (Incorporated herein by reference to Exhibit 10.62 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.63 Promissory Note dated April 12, 1995 between Richard L. Love and the Company (Incorporated herein by reference to Exhibit 10.63 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.64 Promissory Note dated April 12, 1995 between Charles A. Coltman, Jr. and the Company (Incorporated herein by reference to Exhibit
               10.64 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.65 Promissory Note dated April 12, 1995 between Alexander L. Weis and the Company (Incorporated herein by reference to Exhibit
               10.65 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.66 Ownership Restriction Agreement dated December 11, 1996 between MPILEX Management, L.L.C., MPILEX Partners, L.P. and holders of units thereof (Incorporated herein by reference to Exhibit 10.66 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.67 Agreement of Limited Partnership of MPILEX Partners, L.P. among MPILEX Management, L.L.C. (Incorporated herein by reference to Exhibit 10.67 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.68 Regulations of MPILEX Management, L.L.C. dated December 1996 (Incorporated herein by reference to Exhibit 10.68 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)
 10.69+ License Agreement dated December 11, 1996 between MPILEX Partners, L.P. and the Company (Incorporated herein by reference to Exhibit 10.69 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

 10.70 Lease Agreement between the Company and N.W.A. Limited Partnership, dated October 15, 1996 (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 14, 1997)
 10.71 First Amendment to Lease Agreement between the Company and N.W.A. Limited Partnership, dated March 26, 1997 (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 14, 1997)

 10.72 Registration Rights Agreement dated July 9, 1997, between the Company and PRN Research, Inc. (Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed August 14, 1997)

 10.73         Service Agreement dated June 30, 1997, between the Company and
               PRN Research, Inc.  (Incorporated herein by reference to Exhibit
               10.4 to the Company's Quarterly Report on Form 10-Q filed August
               14, 1997)
 11.1*         Computation of Earnings Per Share

 21.1          Subsidiaries of the Company

               Name                               State of Incorporation        Names Doing Business Under
               ----                               ----------------------        --------------------------
               ILEX Oncology Services, Inc.            Delaware                        ILEX Services, Inc.

               ILEX Ventures, Inc.                     Delaware                        ILEX Products, Inc.

 23.1*         Consent of Arthur Andersen LLP
 24.1*         Power of Attorney (included on signature page)

 27*           Financial Data Schedule

 99.1*         Financial Statements of L&I Partners, L.P.

---------------
*       Filed herewith.
+ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas, on March __, 1998.

                               ILEX ONCOLOGY, INC.

                               By   /s/  RICHARD L. LOVE
                                  ----------------------------------------------
                                  Richard L. Love,
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


                               By   /s/          JAMES R. KOCH
                                  ----------------------------------------------
                                  James R. Koch
                                  Vice President and Chief Financial Officer
                                  (Chief Financial and Accounting Officer)


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 2, 1998.



Signature                                    Title
---------                                    -----


/s/  GARY V. WOODS                           Director
-------------------------------
     Gary V. Woods


 /s/ RICHARD L. LOVE                         President, Chief Executive
--------------------------------             Officer and Director
    Richard L. Love


/s/ DANIEL D. VON HOFF, M.D.                 Director
--------------------------------
    Daniel D. Von Hoff, M.D.


/s JOHN L. CASSIS
--------------------------------             Director
John L. Cassis


/s/ A. DANA CALLOW, JR.
--------------------------------             Director
A. Dana Callow, Jr.


/s/ RUSKIN C. NORMAN, M.D.
--------------------------------             Director
    Ruskin C. Norman, M.D.


/s/ JASON S. FISHERMAN                       Director
--------------------------------
    Jason S. Fisherman


/s/ JOSEPH BAILES, M.D.                      Director
--------------------------------
    Joseph Bailes, M.D.

                               ILEX ONCOLOGY, INC.
                               --------------------

                          INDEX TO FINANCIAL STATEMENTS
                          ------------------------------


                                                                                                                   Page
                                                                                                                   ----
Report of Independent Public Accountants                                                                            F-2

Balance Sheets as of December 31, 1996 and 1997                                                                     F-3

Statements of Operations - For the Years Ended December 31, 1995, 1996 and 1997                                     F-4

Statements of Stockholders' Equity - For the Years Ended December 31, 1995, 1996 and 1997                           F-5

Statements of Cash Flows - For the Years Ended December 31, 1995, 1996 and 1997                                     F-6

Notes to Financial Statements                                                                                       F-8

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To ILEX Oncology, Inc.:

We have audited the accompanying balance sheets of ILEX Oncology, Inc. (a Delaware corporation), as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ILEX Oncology, Inc., as of December 31, 1996 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1995, 1996 and 1997, in conformity with generally accepted accounting principles.



                                                   ARTHUR ANDERSEN LLP



San Antonio, Texas
January 30, 1998

                               ILEX ONCOLOGY, INC.
                               --------------------

                                 BALANCE SHEETS
                                 --------------

             (In Thousands, Except Shares and Per Share Amounts)


                                                                                              December 31
                                                                                          --------------------
                                                   ASSETS                                   1996        1997
                                                   ------                                 -------      -------
CURRENT ASSETS:
   Cash and cash equivalents                                                              $  5,037    $ 22,655
   Investments in marketable securities                                                      5,768      10,111
   Accounts receivable, net of allowance for doubtful accounts of $123 in 1996 and 1997      2,152       4,652
   Prepaid expenses and other                                                                1,047         720
                                                                                          --------    --------

                                           Total current assets                             14,004      38,138
                                                                                          --------    --------



NONCURRENT ASSETS:
   Investment in joint ventures and European affiliate                                         250        (113)
   Intangible assets                                                                            --       4,847
   Investments in marketable securities                                                     12,179       9,880
                                                                                          --------    --------

                                                                                            12,429      14,614
                                                                                          --------    --------

PROPERTY AND EQUIPMENT:
   Office equipment                                                                            612       2,509
   Lab equipment                                                                               162         300
   Leasehold improvements                                                                      300         312
                                                                                          --------    --------

                                                                                             1,074       3,121
   Less- Accumulated depreciation and amortization                                            (133)       (562)
                                                                                          --------    --------

                                                                                               941       2,559
                                                                                          --------    --------

                                           Total assets                                   $ 27,374    $ 55,311
                                                                                          ========    ========

                              ILEX ONCOLOGY, INC.
                              -------------------

                                 BALANCE SHEETS
                                 --------------

              (In Thousands, Except Shares and Per Share Amounts)



                                                                                                              December 31
                                                                                                        ----------------------
                                    LIABILITIES AND STOCKHOLDERS' EQUITY                                  1996          1997
                                    ------------------------------------                                -------        -------
CURRENT LIABILITIES:
   Accounts payable-
     Related parties                                                                                    $    250    $    163
     Other                                                                                                   378         345
   Accrued subcontractor costs-
     Related parties                                                                                         345         982
     Other                                                                                                   251         657
   Accrued liabilities                                                                                       568         727
   Deferred revenue                                                                                          530         928
                                                                                                        --------    --------

                           Total current liabilities                                                       2,322       3,802
                                                                                                        --------    --------

OTHER LONG-TERM LIABILITIES                                                                                  226         433
                                                                                                        --------    --------

COMMITMENTS AND CONTINGENCIES (Notes 9 and 11)

STOCKHOLDERS' EQUITY:
   Convertible Preferred Stock, $0.01 par value; 20,000,000 shares authorized-
     Series A; 2,991,477 issued and outstanding in 1996                                                       30          --
     Series B; 3,101,448 issued and outstanding in 1996                                                       31          --
     Series C; 1,309,424 issued and outstanding in 1996                                                       13          --
     Series D; 113,953 issued and outstanding in 1996                                                          1          --
     Series E; 475,753 issued and outstanding in 1996                                                          5          --
   Common stock, $0.01 par value; 40,000,000 shares authorized; 1,187,539 and 12,279,530 shares issued
     and outstanding in 1996 and 1997, respectively                                                           12         123
   Additional paid-in capital                                                                             26,218      61,090
   Receivables on sale of common stock (Note 6)                                                             (111)        (82)
   Accumulated deficit                                                                                    (1,373)    (10,055)
                                                                                                        --------    --------

                           Total stockholders' equity                                                     24,826      51,076
                                                                                                        --------    --------

                           Total liabilities and stockholders' equity                                   $ 27,374    $ 55,311
                                                                                                        ========    ========


   The accompanying notes are an integral part of these financial statements.



                                  F-3 (CON'T)

                               ILEX ONCOLOGY, INC.
                               -------------------

                             STATEMENT OF OPERATIONS
                             -----------------------

                    (In Thousands, Except Per Share Amounts)


                                                                                        Years Ended
                                                                                        December 31
                                                                          ------------------------------------
                                                                            1995          1996          1997
                                                                          --------      --------      --------
REVENUE:
   Product development                                                    $  3,551      $  3,581      $  5,027
   Contract research services                                                  658         1,537         7,534
   Licensing fees                                                             --           3,025           300
                                                                          --------      --------      --------

                      Total revenue                                          4,209         8,143        12,861
                                                                          --------      --------      --------

OPERATING EXPENSES:
   Research and development costs                                            3,213         3,637         6,740
   General and administrative                                                1,312         2,886         6,691
   Costs of contract research services                                         330         1,446         2,507
   Subcontractor costs                                                         199           723         3,173
                                                                          --------      --------      --------

                      Total operating expenses without PRN                   5,054         8,692        19,111

   PRN amortization                                                           --            --             538
                                                                          --------      --------      --------

                      Total operating expenses                               5,054         8,692        19,649
                                                                          --------      --------      --------

OPERATING LOSS                                                                (845)         (549)       (6,788)

OTHER INCOME (EXPENSE):
   Equity in losses in joint ventures and European affiliate                  --            (750)       (4,477)
   Interest income                                                             159           688         2,583
   Interest expense                                                            (26)           (4)         --
                                                                          --------      --------      --------

NET LOSS                                                                  $   (712)     $   (615)     $ (8,682)
                                                                          ========      ========      ========

NET LOSS PER SHARE                                                        $   (.09)     $   (.07)     $   (.72)
                                                                          ========      ========      ========

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
                                                                             7,747         8,744        12,118
                                                                          ========      ========      ========

The accompanying notes are an integral part of these financial statements.

                               ILEX ONCOLOGY, INC.
                               --------------------

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       -----------------------------------

           (In Thousands, Except Shares Issued and Per Share Amounts)

                                                 Series A Convertible   Series B Convertible      Series C Convertible
                                                   Preferred Stock        Preferred Stock           Preferred Stock
                                                 --------------------   --------------------     --------------------
                                                   Shares     $ 0.01       Shares     $ 0.01       Shares      $ 0.01
                                                 Issued and     Par      Issued and     Par       Issued and     Par
                                                 Outstanding   Value     Outstanding   Value     Outstanding    Value
                                                 -----------  ------    ------------  ------     -----------   ------
BALANCES, December 31, 1994                            --         --           --       $ --               --    $ --
   Issuance of common stock                            --         --           --         --               --      --
   Issuance of Series A convertible
     preferred stock                              2,991,477       30           --         --               --      --
   Private placement of Series B
     convertible preferred stock for cash
                                                       --         --      3,101,448       31               --      --
   Issuance cost of Series B convertible
     preferred stock                                   --         --           --         --               --      --
   Net loss                                            --         --           --         --               --      --


                                                 ----------      ---     ----------      ---       ----------     ---
BALANCES, December 31, 1995                       2,991,477       30      3,101,448       31               --      --
   Private placement of Series C convertible
     preferred stock for cash                          --         --           --         --        1,309,424      13
   Private placement of Series D
     convertible preferred stock for cash
                                                       --         --           --         --               --      --
   Private placement of Series E
     convertible preferred stock for cash
                                                       --         --           --         --               --      --
   Issuance cost of convertible preferred stock
                                                       --         --           --         --               --      --
   Payments received on receivables on sale
     of common stock                                   --         --           --         --               --      --
   Net loss                                            --         --           --         --               --      --
                                                 ----------      ---     ----------      ---       ----------     ---
BALANCES, December 31, 1996                       2,991,477       30      3,101,448       31        1,309,424      13
   Issuance of common shares in public offering,
     net of issuance costs                             --         --           --         --               --      --
   Conversion of Series A, B, C, D and E
     preferred stock into common stock           (2,991,477)     (30)    (3,101,448)     (31)      (1,309,424)    (13)
   Exercise of stock options and warrants
                                                       --         --           --         --               --      --
   Issuance of common shares for collaborative
     agreement                                         --         --           --         --               --      --
   Issuance of common shares for investment in
     European affiliate                                --         --           --         --               --      --
   Payments received on receivables on sale
     of common stock                                   --         --           --         --               --      --
   Net loss                                            --         --           --         --               --      --
                                                 ----------     ------   ----------      ----       ---------    ----
BALANCES, December 31, 1997                                     $  --           --       $ --       $      --    $ --
                                                 ==========     ======   ==========      ====       =========    ====


The accompanying notes are an integral part of these financial statements.

                                                       Series D Convertible        Series E Convertible
                                                         Preferred Stock             Preferred Stock          Common Stock
                                                       --------------------        ---------------------    -------------------
                                                         Shares      $ 0.01          Shares      $ 0.01        Shares    $0.01
                                                       Issued and      Par         Issued and      Par      Issued and     Par
                                                       Outstanding    Value        Outstanding    Value     Outstanding   Value
                                                       -----------   ------       ------------   ------     -----------   -----
BALANCES, December 31, 1994                                  --        $ --              --        $ --              58   $ --
   Issuance of common stock                                  --          --              --          --       1,187,481     12
   Issuance of Series A convertible
     preferred stock                                         --          --              --          --             --      --
   Private placement of Series B
     convertible preferred stock for cash
                                                             --          --              --          --             --      --
   Issuance cost of Series B convertible
     preferred stock                                         --          --              --          --             --      --
   Net loss                                                  --          --              --          --             --      --


                                                     ----------         ---      ----------         ---      ----------   ---
BALANCES, December 31, 1995                                  --          --              --          --       1,187,539     12
   Private placement of Series C convertible
     preferred stock for cash                                --          --              --          --             --      --
   Private placement of Series D
     convertible preferred stock for cash
                                                        113,953           1              --          --             --      --
   Private placement of Series E
     convertible preferred stock for cash
                                                             --          --          475,753          5             --      --
   Issuance cost of convertible preferred stock
                                                             --          --              --          --             --      --
   Payments received on receivables on sale
     of common stock                                         --          --              --          --             --      --
   Net loss                                                  --          --              --          --             --      --
                                                     ----------         ---      ----------         ---      ----------   ---
BALANCES, December 31, 1996                             113,953           1         475,753           5       1,187,539     12
   Issuance of common shares in public offering,
     net of issuance costs                                   --          --              --          --       2,700,000     27
   Conversion of Series A, B, C, D and E
     preferred stock into common stock                 (113,953)         (1)       (475,753)         (5)      7,992,055     80
   Exercise of stock options and warrants
                                                             --          --              --          --          70,387      1
   Issuance of common shares for collaborative
     agreement                                               --          --              --          --         312,188      3
   Issuance of common shares for investment in
     European affiliate                                      --          --              --          --          17,361     --
   Payments received on receivables on sale
     of common stock                                         --          --              --          --              --     --
   Net loss                                                  --          --              --          --              --     --
                                                     ----------         ---      ----------         ---      ----------   ---
BALANCES, December 31, 1997                                  --        $ --              --        $ --      12,279,530   $123
                                                     ==========        ====      ==========        ====      ==========   ====



The accompanying notes are an integral part of these financial statements.


                                  F-5 (CONT'D)

                                                                          Receivables
                                                         Additional        on Sale
                                                          Paid-In         of Common      Accumulated
                                                          Capital           Stock         Deficit        Total
                                                         ---------        -----------    -----------     -----
BALANCES, December 31, 1994
   Issuance of common stock                                 $  (11)         $  --     $    (46)        $  (57)
   Issuance of Series A convertible                             195          (136)          --             71
     preferred stock
   Private placement of Series B                                (30)           --           --              --
     convertible preferred stock for cash

   Issuance cost of Series B convertible                     10,834            --           --          10,865
     preferred stock
   Net loss                                                    (656)           --           --            (656)
                                                                 --            --         (712)           (712)

                                                         ----------          ----      -------       ----------
BALANCES, December 31, 1995                                  10,332          (136)        (758)           9,511
   Private placement of Series C convertible
     preferred stock for cash                                 9,987            --           --           10,000
   Private placement of Series D
     convertible preferred stock for cash
                                                                999            --           --            1,000
   Private placement of Series E
     convertible preferred stock for cash
                                                              4,995            --           --            5,000
   Issuance cost of convertible preferred stock
                                                                (95)           --           --              (95)
   Payments received on receivables on sale
     of common stock                                             --            25           --               25
   Net loss                                                      --            --         (615)            (615)
                                                         ----------          ----      -------       ----------
BALANCES, December 31, 1996                                  26,218          (111)      (1,373)          24,826
   Issuance of common shares in public offering,
     net of issuance costs                                   29,135            --           --           29,162
   Conversion of Series A, B, C, D and E
     preferred stock into common stock                           --            --           --               --
   Exercise of stock options and warrants
                                                                163            --           --              164
   Issuance of common shares for collaborative
     agreement                                                5,296            --           --            5,299
   Issuance of common shares for investment in
     European affiliate                                         278            --           --              278
   Payments received on receivables on sale
     of common stock                                             --            29           --               29
   Net loss                                                      --            --       (8,682)          (8,682)
                                                         ----------          ----     --------       ----------
BALANCES, December 31, 1997                              $   61,090          $(82)    $(10,055)      $   51,076
                                                         ==========          ====     ========       ==========


The accompanying notes are an integral part of these financial statements.


                                  F-5 (CONT'D)

                               ILEX ONCOLOGY, INC.
                               -------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                 (In Thousands)

                                                                                       Years Ended December 31
                                                                                 ------------------------------------
                                                                                   1995          1996          1997
                                                                                 --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                     $   (712)     $   (615)     $ (8,682)
    Adjustments to reconcile net loss to net cash used in operating activities-
       Provision for uncollectible receivables                                        123          --            --
       Depreciation and amortization                                                   25           105           967
       Equity in losses in joint ventures and European affiliate in
         excess of distributions                                                     --             750         4,477
       Change in assets and liabilities-
         (Increase) decrease in assets-
           Accounts receivable                                                        172        (1,432)       (3,589)
           Prepaid expenses and other                                                (387)         (653)          327
         Increase in liabilities-
           Accounts payable                                                             7           240            89
           Accrued liabilities                                                        269           281           982
           Deferred revenue                                                            93           360           398
           Other long-term liabilities                                               --             226           207
                                                                                 --------      --------      --------

                   Net cash used in operating activities                             (410)         (738)       (4,824)
                                                                                 --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities                                                --         (19,197)       (7,844)
   Maturities of marketable securities                                               --           1,250         5,800
   Purchase of property and equipment                                                (468)         (539)       (2,047)
   Investments in joint ventures and European affiliate                              --          (1,000)       (2,736)
                                                                                 --------      --------      --------

                   Net cash used in investing activities                             (468)      (19,486)       (6,827)
                                                                                 --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock for cash, net of issuance costs                            66          --          29,076
   Issuance of preferred stock for cash, net of issuance costs                     10,209        15,905          --
   Exercise of options and warrants                                                  --            --             164
   Payments of receivables on sale of common stock                                      5            25            29
   Advances from related party                                                        155          --            --
   Repayment of advances from related party                                          --            (305)         --
                                                                                 --------      --------      --------
                   Net cash provided by financing activities                       10,435        15,625        29,269
                                                                                 --------      --------      --------

                                                                                       Years Ended December 31
                                                                                  --------------------------------
                                                                                   1995        1996         1997
                                                                                  -------     -------      -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              $ 9,557     $(4,599)     $17,618

CASH AND CASH EQUIVALENTS, beginning of period                                         79       9,636        5,037
                                                                                  -------     -------      -------

CASH AND CASH EQUIVALENTS, end of period                                          $ 9,636     $ 5,037      $22,655
                                                                                  =======     =======      =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for-
     Interest                                                                     $    20     $    10      $  --
     Income taxes                                                                    --          --           --



The accompanying notes are an integral part of these financial statements.

                               ILEX ONCOLOGY, INC.
                               -------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                        DECEMBER 31, 1995, 1996 AND 1997
                        ---------------------------------

                (Amounts in Thousands, Except Share Information,
                Per Share Information or As Otherwise Indicated)


1.  ORGANIZATION AND OPERATIONS:
    ---------------------------

ILEX Oncology, Inc. (the "Company"), formerly Biovensa, Inc., was incorporated in December 1993 under the laws of the State of Delaware. The Company was incorporated as a for-profit, wholly owned subsidiary of the CTRC Research Foundation ("CTRC Research"), a nonprofit organization.

The Company is a drug development company focused exclusively on oncology. The Company is focused primarily in the areas of identification, development, manufacturing and regulatory approval of oncology compounds to develop cancer therapeutics, build a chemoprevention product platform and serve as a value-added provider of contract development services. In addition to its proprietary product development programs, the Company offers contract research services to both the pharmaceutical and biotechnology industries.

Currently, the Company has no products available for sale. The Company's proposed products are primarily in the development stage and will require extensive clinical testing prior to submission of any regulatory application for commercial use. Accordingly, the Company has incurred net losses to date. The Company has not generated any revenues from product sales to date, and there can be no assurance that revenues from product sales will be achieved. The Company's ability to achieve a profitable level of operations in the future will depend in large part on its completing development of its compounds, obtaining regulatory approvals for such compounds, commercializing these potential products through marketing agreements with other companies or, if the Company chooses, marketing such compounds independently, successfully manufacturing such compounds, achieving market acceptance of such compounds and expanding its contract research services business. There can be no assurance that the Company will ever be successful in developing such compounds, obtaining such approvals, bringing such compounds to market, developing sales, marketing or distribution capabilities, manufacturing such products, generating market acceptance or expanding its contract services business.

The Company may require substantial additional funds to conduct research and development, to further develop its potential pharmaceutical products, to manufacture and market any pharmaceutical products that may be developed and to expand its contract research service business. The Company expects its capital and operating expenditures to increase substantially over the next several years. The Company's current sources of funding are derived from its collaborative agreements with its strategic partners, its contract research services, existing cash and cash equivalents and investments in marketable securities. The Company believes that its collaborative agreements with strategic partners, its contract research services, existing cash and cash equivalents and investments in marketable securities will satisfy its cash requirements for the foreseeable future. There can be no assurance, however, that additional funds will be available on acceptable terms, if at all.

Although it was incorporated in December 1993, the Company did not commence operations until October 1, 1994, after CTRC Research's assignment to the Company of certain rights and assets, including CTRC Research's advanced drug development and manufacturing programs.

The Company changed its name to ILEX Oncology, Inc., on December 22, 1994. Prior to 1996, the Company had been in the development stage.

2.  SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------

Revenue Recognition
-------------------

   Product Development - - Revenues from drug development studies are either based on the time incurred on such studies or are recognized on a percentage-of-completion basis. The Company is reimbursed for investigator costs based on actual costs incurred or predetermined rates and out-of-pocket costs incurred during the performance of the study. Revenues related to reimbursed investigator costs are included in product development revenues and the related expenses are included as a component of research and development expenses. Revenues related to milestone payments of the drug development studies are recognized based on the completion of the milestone measurements.

   Contract Research Services - - Revenues from contract research services are related to both fixed price and hourly based customer contracts and are recognized on a percentage-of-completion basis or as such services are performed.

   Licensing Fees - - Revenues from the signing of licensing agreements are recognized upon the execution of the agreements as the Company has no future obligations related to the signing of the license agreement and such fees are nonrefundable. Revenues from royalties are recognized in the period the Company earns such royalties.

Property and Equipment
----------------------

Property and equipment are reported at cost and depreciated over the estimated useful lives of the individual assets using the straight-line method. Leasehold improvements represent capitalized employee salaries related to construction and other miscellaneous costs incurred to bring the leased cGMP (current Good Manufacturing Practices) facility (Note 11) into use. Leasehold improvements are amortized over the lesser of the life of the lease or the useful life of the related property. Expenditures for maintenance and repairs are charged to expense as incurred. The estimated lives used in computing depreciation and amortization are as follows:

          Office equipment                   3 - 10 years
          Lab equipment                      5 - 10 years
          Leasehold improvements               15 years

Deferred Revenue
----------------

Deferred revenue represents advances for services not yet rendered under contract services and billings in excess of revenue recognized.

Investments in Marketable Securities
------------------------------------

At December 31, 1997 and 1996, marketable debt securities have been categorized as held to maturity and are stated at amortized cost, as these securities have staggered maturity dates, and management of the Company does not intend to liquidate these securities before maturity. Marketable debt securities with an original maturity of less than one year are classified in the balance sheet as current assets, while securities with a maturity of greater than one year are classified as long-term assets.

Credit Risk and Major Customer
------------------------------

The Company places its excess temporary cash and cash equivalents in a money market account with a high-quality financial institution. At times, such amounts may be in excess of the FDIC insurance limit. The Company's accounts receivable are from pharmaceutical and biotechnology companies. Based on the Company's evaluation of the collectibility of these accounts receivable, an allowance for doubtful accounts of $123 was necessary as of both December 31, 1996 and 1997. The Company believes the exposure to credit risk related to the remaining accounts receivable is minimal.

For the years ended December 31, 1995 and 1996, 84 percent and 40 percent, respectively, of revenue arose from one customer. For the year ended December 31, 1997, the Company's top five customers accounted for 77 percent of revenue.

Estimates in Financial Statements
---------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Income Taxes
------------

The Company has incurred losses since inception for both book and tax purposes. Accordingly, no income taxes have been provided for in the financial statements for the years ended December 31, 1995, 1996 and 1997.

Statements of Cash Flows
------------------------

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

Noncash financing and investing activities for the years ended December 31, 1995, 1996 and 1997, include the following:


                                                                                   1995        1996      1997
                                                                                 --------    --------  --------
Receivable on sale of stock                                                       $   208     $ --       $--

Conversion of preferred stock into common stock                                      --         --          80

Contribution payable to MPILEX Partners, L.P. ("MPILEX")                             --         --          11

Contribution made to MPILEX as a reduction in accounts receivable                    --         --       1,089

Issuance of common stock for investment in PFK GmbH ("PFK")                          --         --         278

Issuance of common stock to Physician Reliance Network, Inc. ("PRN") for
   collaborative agreement                                                           --         --       5,299

Investments in Joint Ventures and European Affiliate
----------------------------------------------------

The Company holds a 50 percent interest in two joint ventures and a 30 percent interest in a European affiliate. All of these are for the purpose of research collaboration endeavors. The Company accounts for its investments in joint ventures and European affiliate using the equity method of accounting.

Net Loss Per Share
------------------

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), was issued. In accordance with FAS 128, basic net loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted net loss per share is equal to basic net loss per share as the effect of all common stock equivalents is antidilutive.

New Accounting Pronouncements
-----------------------------

In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), was issued. FAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997.

In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("FAS 131"), was issued. FAS 131 establishes standards for reporting information about operating segments in annual and interim financial statements. FAS 131 is effective for financial statements for periods beginning after December 15, 1997.

3.  INVESTMENTS IN MARKETABLE SECURITIES:
    -------------------------------------

Marketable securities due within one year and classified as current assets at December 31, 1997, include the following:


                                                                         Cost        Fair Value
                                                                         ----        ----------
          U.S. Treasury securities                                      $ 10,111     $ 10,564
                                                                        ========     ========

Marketable securities with a maturity greater than one year and classified as noncurrent assets at December 31, 1997, include the following:

                                                                         Cost        Fair Value
                                                                         ----        ----------

          U.S. Treasury securities                                     $  7,166       $  6,713
                                                                       ========       ========

          Government agency securities                                 $  2,714       $  2,699
                                                                       ========       ========

Gross unrealized holding gains and losses at December 31, 1997, were approximately $37 and $53, respectively.

 4.  INVESTMENTS IN JOINT VENTURES
     AND EUROPEAN AFFILIATE:
     -----------------------------

In December 1996, the Company entered into an agreement with MPI Enterprises, L.L.C. ("MPI"), for an equally owned joint venture, MPILEX, for research collaboration endeavors. The Company provided initial funding of $1,000 in 1996. During 1997, the Company contributed $1,089 to MPILEX by contributing accounts receivable from MPILEX. At December 31, 1997, the Company had a contribution payable to MPILEX of $11. The following is summarized financial information for MPILEX as of and for the year ended December 31, 1997.

Summarized Income Statement Information
---------------------------------------
Revenue                                     $   -
Operating expenses                             1,887
Operating loss                                (1,887)
Net loss                                      (1,873)

Summarized Balance Sheet Information
---------------------------------------

Assets                                      $  1,618
Liabilities                                      792
Partners' equity                                 826

In May 1997, the Company entered into an agreement with Leukosite, Inc.
("Leukosite"), for an equally owned joint venture, L&I Partners, L.P. ("L&I"), for research collaboration endeavors. During 1997, the Company provided funding of $1,338. The following is summarized financial information for L&I as of and for the period ended December 31, 1997:

Summarized Income Statement Information
---------------------------------------

Revenue                                     $   -
Operating expenses                             6,722
Operating loss                                (6,722)
Net loss                                      (6,716)

Summarized Balance Sheet Information
---------------------------------------

Assets                                      $    353
Liabilities                                    4,412
Partners' equity                              (4,059)

In September 1997, the Company entered into an agreement with PFK, a German contract research organization, to purchase a 30 percent equity interest in PFK.

The aforementioned joint ventures and European affiliate are reflected as a negative investment of $113 in the accompanying financial statements. The negative investment balance resulted from the Company's share of L&I's negative partners' equity as the Company has committed to making additional capital contributions in order to fund the obligations and operations of L&I.

 5.  DISCLOSURES ABOUT FAIR VALUE
     OF FINANCIAL INSTRUMENTS:
     ----------------------------

The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company:

     Current Assets and Current Liabilities - - The carrying value approximates fair value due to the short maturity of these items.

     Investment in Marketable Securities - - The fair value of marketable securities is based on currently published market quotations.

6.  STOCKHOLDERS' EQUITY:
    ---------------------

In April 1995, certain consultants and employees of the Company exercised rights to purchase, in aggregate, 1,187,481 shares of common stock pursuant to their respective consulting or employment agreements for $208. A portion of this amount was paid in cash and a portion was financed by the Company. At December 31, 1996 and 1997, notes receivable from the consultants and employees related to these financings equaled $111 and $82, respectively. The notes receivable bear interest at an annual rate of 8 percent and mature in March 1999. Payments of principal and interest are due quarterly with the remaining balance due at maturity. The notes receivable are presented as a deduction from stockholders' equity for financial reporting purposes.

Also in April 1995, the Company issued 2,991,477 shares of Series A convertible preferred stock in exchange for certain rights and net assets previously transferred to the Company as capital contributions by CTRC Research. The rights and net assets previously transferred to the Company were recorded at the carrying value of its predecessor as of the date of the transfer.

The Company effected private placements of 3,101,448 shares of Series B convertible preferred stock in September 1995 and 1,309,424 shares of Series C convertible preferred stock in July 1996. In November 1996, the Company effected private placements of 113,953 shares of Series D convertible preferred stock. The Company entered into an agreement with the holder of the Series D convertible preferred stock in October 1996, related to the development of one of its oncology compounds. In December 1996, the Company effected a private placement of 475,753 shares of Series E convertible preferred stock. In connection with the placement of the Series E convertible preferred stock, the Company entered into an agreement with an entity for an equally owned joint venture for research collaboration endeavors. (See Note 4.)

In February 1997, the Company completed the issuance of an additional 2.7 million common shares through a public offering, resulting in net proceeds (after deducting issuance costs) of $29.2 million. In connection with the public offering, the board of directors approved an approximate 1.75 for 1 reverse stock split of the Company's common stock effective upon the effective date of the public offering. All common stock, convertible preferred stock, options, warrants and per share information included in the accompanying financial statements has been adjusted to give retroactive effect to the split. All of the Series A, Series B, Series C, Series D and Series E convertible preferred stock was converted into 7,992,055 shares of common stock at the date of the public offering. The Company has used the net proceeds of the public offering to fund its research and development activities, including the formation of joint ventures and other collaborative relationships. In addition, the Company has used some of the proceeds of this public offering to expand its contract research services through internal growth, including the acquisition of information technology and expansion of other strategic collaborations. The Company has used the remainder of the proceeds of this public offering for working capital and general corporate purposes. The Company invested the net proceeds of this public offering in government securities and investment-grade, interest-bearing instruments.

In July 1997, the Company entered into a series of collaborative agreements with PRN under which the Company and PRN agree to jointly market their clinical trial service capabilities. As part of entering into these agreements, the Company issued 312,188 common shares to PRN. The Company recorded this cost as an intangible asset and began amortizing it over a five-year period. The Company has also agreed to issue up to an additional 943,800 shares to PRN over a three-year period if PRN remains in compliance with various provisions of the agreements. Additionally, 1,255,988 common shares will be issued over a four-year period based on achievement of certain milestones. No additional shares have been issued related to these agreements. At December 31, 1997, the Company did not anticipate achievement of any milestones in 1998.

In September 1997, the Company acquired a 30 percent equity interest in PFK, a German contract research organization. This purchase resulted in the issuance of 17,361 common shares in addition to a cash payment of $1.4 million.

7.  STOCK OPTIONS AND STOCK PURCHASE WARRANTS:
    ------------------------------------------

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), was issued. FAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, FAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted FAS 123 and has elected to remain with the accounting prescribed by APB 25. The Company has made the required disclosures prescribed by FAS 123.

During 1995, the Company adopted a stock option plan (the "Plan"). Under the Plan, incentive stock options may be granted to key employees and consultants of the Company as approved by a committee of the Company's board of directors. The stock options granted as part of the consulting and employee agreements described in Note 8 are covered by the Plan. Originally, the Company had reserved 570,904 shares of common stock for issuance in accordance with the Plan. In October 1996, the Company increased the number of authorized shares of common stock reserved for issuance under the Plan to 1,141,807. Stock options vest pursuant to the individual stock option agreements, usually 25 percent per year beginning one year from the date of grant, with unexercised options expiring 10 years from the date of grant.

In October 1996, the Company adopted a nonemployee directors' stock option plan (the "Directors' Plan"). Under the Directors' Plan, each nonemployee director is granted a one-time option equaling 17,128 shares of common stock. In October 1996, December 1996 and August 1997, the nonemployee directors were granted 102,768, 17,128 and 17,128 options, respectively, exercisable at approximately $7.01, $7.01 and $16.50 per share, respectively. These options vest at 1/48 per month, with unexercised options expiring 10 years from the date of grant.
During 1997, 17,128 of these options were forfeited when a nonemployee director left the Company.

A summary of the status of the Company's fixed stock option plans for the years ended December 31, 1995, 1996 and 1997, and changes during the periods on those dates is presented below:

                                                   December 31, 1995      December 31, 1996     December 31, 1997
                                                   -----------------     ------------------     -----------------
                                                           Weighted               Weighted              Weighted
                                                            Average                Average               Average
                                                           Exercise               Exercise              Exercise
                                                   Shares     Price      Shares      Price      Shares     Price
                                                   ------  --------      ------   --------      ------- --------
Outstanding, beginning of period                       --    $  --       337,490   $  2.41      688,680   $ 4.21
Granted                                            337,490     2.41      361,982      5.91      380,730    12.96
Exercised                                              --       --          --        --        (68,975)    2.20
Forfeited                                              --       --        (10,792)    4.75      (28,177)    5.79
                                                   -----------------     ------------------     -------- -------

Outstanding, end of period                         337,490  $  2.41      688,680   $  4.21      972,258   $ 7.74
                                                   =================     ==================     ================

Options exercisable at end of period                41,981  $  1.31      131,393   $  2.28      232,256   $ 3.77
                                                   =================     ==================     ================

Weighted average fair value of options
   granted during the period                                $  1.09                $  3.02                $10.39
                                                            =======                ========               ======

The following table summarizes the information about fixed stock options outstanding at December 31, 1997:

                                          Options Outstanding                        Options Exercisable
                          --------------------------------------------------    ----------------------------
                                              Weighted                              Number          Weighted
                                               Average           Weighted       Exercisable at      Average
                            Number            Remaining          Average         December 31,       Exercise
   Exercise Prices        Outstanding     Contractual Life    Exercise Price        1997             Price
   ---------------        -----------     ----------------    --------------   ---------------     ---------
$0.18 - $3.50               378,180           7.9 years            $ 2.85           175,566          $  2.63
$6.50 - $9.00               325,268           9.1 years            $ 7.13            54,906          $  7.01
$10.00 - $13.13              67,588           9.5 years            $11.77             -              $   -
$14.00 - $17.88             145,124           9.5 years            $15.79             1,784          $ 16.50
$18.00 - $23.00              56,098           9.6 years            $18.48             -              $   -
                        -----------                                            ------------
                            972,258           8.8 years            $  7.74          232,256          $  3.77
                        ===========                                            ============

Because the Company has elected to remain with the accounting prescribed by APB 25, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined on the fair value of the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                    December 31
                                                          ------------------------------
                                                           1995        1996        1997
                                                          ------      ------     -------
Net loss                            As reported           $ (712)     $ (615)    $(8,682)
                                                          ======      ======     =======

                                    Pro forma             $ (725)     $ (787)    $(9,468)
                                                          ======      ======     =======

Loss per share                      As reported           $(0.09)     $(0.07)    $ (0.72)
                                                          ======      ======     =======

                                    Pro forma             $(0.09)     $(0.09)    $ (0.78)
                                                          ======      ======     =======

For options granted before the Company's public offering, the fair value of each option grant was estimated on the date of the grant using the minimum value method as the Company was a nonpublic entity when such options were granted. This value is calculated as the current stock price less the present value of the exercise price for a stock that does not pay dividends. The assumptions used for the minimum value computation for the years ended December 31, 1995 and 1996, are: the risk free interest rates are 6.2 percent and 6.5 percent, respectively; the exercise price is equal to the fair market value of the underlying common stock at the grant date; the expected life of the option is the term to expiration; and the common stock will pay no dividends.

For options granted in 1997, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0 percent; expected volatility of 62.18 percent; risk free interest rate of 6.3 percent; expected life of the option is the term to expiration.

In connection with the private placement of Series B convertible preferred stock, the Company issued a warrant for the purchase of 97,054 shares of common stock at approximately $3.50 per share to the securities firm that assisted in the private placement of Series B convertible preferred stock. The Company's management determined the value of the warrant issued was immaterial to the financial position and results of operations of the Company. The value of the warrants was based on the exercise price of the warrant and the fair value of the Company's common stock at the date of issuance as well as the terms of the warrant issued. The warrant may be exercised in whole at any time or in part from time to time, prior to its expiration in September 2000.

In connection with the private placement of Series C convertible preferred stock, the Company issued 327,367 warrants for the purchase of common stock at approximately $8.76 per share to the Series C convertible preferred stockholders. The value of the warrants issued were de minimus based on the exercise price of the warrants and the fair value of the Company's common stock on the date the warrants were issued. As such, no amount of the Series C convertible preferred stock was attributed to the warrants. The Company's management determined the value of the warrant issued was immaterial to the financial position and results of operations of the Company. The method the Company used to determine the value of the warrant was to make an assessment of the fair value of the warrant by: (1) comparing the exercise price of the warrant to the fair value of the Company's common stock at the date the warrant was issued (the Company determined that the exercise price of the warrant was in excess of the fair value of the common stock at the date of issuance); (2) reviewing the terms of the warrant and noting that the warrants were nontransferable, they lacked liquidity as there was no current market for trading such warrants; and (3) the common stock underlying the warrants lacked liquidity as there was no current market for trading such stock. Based on these assumptions, the Company believed the value of the warrant was minimal as compared to the price paid for the convertible preferred Series C stock. The warrants may be exercised in whole at any time or in part from time to time, prior to their expiration in July 2001. During 1997, 1,412 of these warrants were exercised.

In July 1996, the Company entered into a consultation agreement with a firm for services related to the Company's public offering (see Note 6). In connection with this agreement, the Company issued to the firm a warrant for the purchase of 28,546 shares of the Company's common stock at approximately $8.76 per share. The warrant may be exercised in whole or in part from time to time, prior to its expiration in July 2001. The Company used the same methodology and assumption as described for stock options accounted for under FAS 123 as noted above, for determining the fair value of the warrant issued. The value of the warrant is immaterial to the financial position and results of operations of the Company.

8.  RELATED-PARTY TRANSACTIONS:
    --------------------------

CTRC Research performs certain administrative and technical support services for the Company. For the years ended December 31, 1995, 1996 and 1997, the Company paid CTRC Research approximately $313, $143 and $0, respectively, for these services and reimbursement of salaries and benefits. As described in Note 11, the Company has lease agreements with CTRC Research for labs and the cGMP facility. For the years ended December 31, 1995, 1996 and 1997, the Company paid CTRC Research approximately $49, $34 and $94, respectively, related to these lease agreements. At December 31, 1996 and 1997, the Company had payables to CTRC Research amounting to $16 and $111, respectively, related to the aforementioned services and lease agreements.

In March 1995, the Company entered into a subordinated option agreement with CTRC Research. The agreement gives the Company the subordinated option to acquire licenses or certain marketable rights, as defined in the agreement, owned by CTRC Research. The subordinated option for any particular marketable right is exercisable only after a third party, with which CTRC Research has contracted, elects not to exercise its primary option on the same marketable right. The subordinated option agreement expires in fiscal year 2000.

Subcontractors provide the Company with consulting services and preclinical and clinical testing related to certain of its contracts. Such costs may be included in either research and development costs or subcontractor costs in the accompanying financial statements. For the years ended December 31, 1995, 1996 and 1997, the Company incurred the following expenses for subcontracting costs.

                                                           December 31
                                                  ------------------------------
                                                    1995        1996        1997
                                                  --------- ----------- --------
CTRC Research                                     $   140      $  371      $  486
Director of the Company                               136         227         388
Stockholders                                          142         433         305
Company owned by officer/director of
   the Company                                         42         378       1,654
PRN                                                  -           -            540
MPI                                                  -           -             21
PFK                                                  -           -            404
                                                  -------    --------    --------

                                                  $   460      $1,409      $3,798
                                                  =======      ======      ======

At December 31, 1996 and 1997, the following subcontractor costs were payable to related parties:

                                                          December 31
                                                       ------------------
                                                         1996      1997
                                                       -------- ---------
CTRC Research                                          $    91   $    194
Director of the Company                                     60         29
Stockholders                                                92       -
Company owned by officer/director of the Company
                                                           102         49
PRN                                                       -           530
MPI                                                       -             4
PFK                                                       -           176
                                                       -------   --------
                                                       $   345   $    982
                                                       =======   ========

In December 1996, the Company sold the license for an oncology compound to MPILEX. The Company recognized license fee revenue of $1,500 from the sale of this license.

During 1995, the Company entered into consulting services agreements with two individuals. Both consultants have been designated as co-chairmen of the Company's Scientific Advisory Board and one of the consultants is also a director of the Company. Under the terms of the agreements, the consultants are entitled to receive annual retainers and fixed daily fees for full days of service or hourly fees for partial days of service. In addition, the consultants were granted the right to purchase common stock as stipulated in the agreements. As discussed in Note 6, the consultants exercised this right and financed a portion of the common stock purchases with a promissory note to the Company. Each consultant was also granted stock options to acquire 28,546 shares of common stock. The consulting services agreements expire during fiscal year 1998.

The Company maintains employment agreements with four employees. The terms of the four agreements provide for base salaries and benefits. Under two of these agreements, the employees were granted the right to purchase common stock. As discussed in Note 6, the two employees exercised this right and financed a portion of the common stock purchases with a promissory note to the Company. Additionally, each of these two employees were granted stock options to acquire 28,546 shares of common stock.

During January 1998, the Company and one of the employees covered by the aforementioned employee agreements entered into a settlement agreement ("Settlement Agreement") to terminate their employment and business relationship and the employment agreement. Under the terms of the Settlement Agreement, the Company will pay the employee's salary through July 1998, pay the employee's incentive bonus for fiscal year 1997, pay the employee's accrued vacation through January 1998 and provide the employee health care coverage through January 1999. The Settlement Agreement also addresses future consulting services through November 1998, a noncompete arrangement through January 1999 and limitations on sales of the employee's Company stock through January 1999.

Of the remaining three employment agreements, two expire in 1998 and the other may be terminated upon 30 days' notice.

9.  LICENSING AGREEMENTS:
    --------------------

In 1994, the Company obtained two licensing agreements for oncology compounds from CTRC Research in conjunction with the assignment described in Note 1. During 1995 and 1996, the Company entered into six additional licensing agreements. All of the licensing agreements grant the Company the right to develop and market the oncology compounds covered by such agreements and to license the rights to such compounds to other third parties. During 1996, the Company sold one of its license agreements to MPILEX (Note 8).

Under the terms of the agreements, the Company is required to pay upfront fees and/or annual fees, as defined in the agreements. For the period from October 1, 1994, through December 31, 1997, the Company paid upfront fees and/or annual fees totaling $615. At December 31, 1997, accrued liabilities include $150 in fees related to these agreements. In addition, the Company must also pay royalties upon commercialization of the compounds. Under certain agreements, the Company is required to make milestone payments, as defined in the agreements. At December 31, 1997, the Company had not attained any of the events that require a milestone payment.

10.  EMPLOYEE BENEFITS:
     ------------------

The Company has an employee benefit plan and trust for certain employees who meet specified length of service requirements. The plan qualifies under Section 401(k) of the Internal Revenue Code as a salary reduction plan. Employees may elect to contribute a certain percentage of their salary on a before-tax basis. Employees are immediately fully vested in their contributions and begin vesting in employer contributions after one year of service, as defined in the plan document. The plan is a defined contribution plan with employer contributions made solely at the discretion of the board of directors. From inception through December 31, 1997, no employer contributions had been made by the Company. For the years ended December 31, 1995, 1996 and 1997, administrative expenses incurred by the Company related to this plan were not significant.

The Company does not provide postretirement benefits or postemployment benefits to its employees.

11.  OPERATING LEASES:
     -----------------

The Company has several noncancelable operating leases for office space, equipment and the cGMP facility. As described in Note 8, one of the leases is with CTRC Research, a related party. Rent expense associated with these leases was approximately $77, $572 and $885 for the years ended December 31, 1995, 1996 and 1997, respectively.

During 1995, the Company entered into a lease agreement with CTRC Research and the Texas Research and Technology Foundation (TRTF) for the use of the cGMP facility. The cGMP facility will be utilized for the manufacturing of oncology drugs. Under the terms of the lease agreement, which expires in 2010, the Company is required to make monthly payments commencing in 1998. The payments will be based on a fixed monthly rate plus a percentage of gross sales, as defined in the agreement.

In February 1996, the Company entered into a noncancelable lease agreement for equipment to be used in the cGMP facility. The lease requires the Company to make monthly payments of approximately $16 and expires in 2001. Under the terms of the agreement, the Company is required to maintain $825 in the form of U.S. Treasury notes as collateral for the equipment. The U.S. Treasury notes collateral requirement will be reduced, as defined in the lease agreement, through the life of the lease.

At December 31, 1997, future minimum lease payments under all operating leases are as follows:

                                            Related Party     Other      Total
                                            ------------      -----      -----
Year ending December 31-
  1998                                         $   190        $  696    $    886
  1999                                             120           673         793
  2000                                             120           686         806
  2001                                             120           504         624
  2002                                             120           124         244
  Thereafter                                       950           950       1,900

12.  INCOME TAXES:
     -------------

As of December 31, 1997, the Company had net operating loss carryforwards of approximately $9,014 for U.S. federal income tax purposes which are available to reduce future taxable income of which $478 and $8,536 will expire in 2010 and 2012, respectively. The tax effects of significant temporary differences representing deferred income tax assets and liabilities are as follows as of December 31, 1996 and 1997:


                                                      December 31
                                                   ----------------
                                                    1996      1997
                                                   -------  -------
Net operating loss carryforward                   $  162     $3,065
Expense provisions                                    90        142
Other tax differences, net                           (13)       (22)
Valuation allowance                                 (239)    (3,185)
                                                  ------    -------

        Total deferred income tax assets          $   --    $    --
                                                  ======    =======

The valuation allowance as of December 31, 1996 and 1997, represents tax benefits, primarily certain future net operating loss carryforwards, which were not realizable at that date.

The Company's income tax benefit at the statutory federal income tax rate for the years ended December 31, 1995, 1996 and 1997, differs from the actual income tax benefit of $0 for those periods, as the Company has provided a valuation reserve equal to the income tax benefit amount computed at the statutory federal tax rate.

The availability of the NOL carryforward to reduce U.S. federal taxable income is subject to various limitations under the Internal Revenue Code of 1986 (the "Code"), as amended, in the event of an ownership change as defined in Section 382 of the Code. As of December 31, 1997, the Company had incurred at least a 31 percent ownership change during the applicable three-year period. The Company does not believe that this change in ownership significantly impacts the Company's ability to utilize its net operating loss and tax credit carryforwards as of December 31, 1997, because the amount of the annual limitation under the Code of such carryforwards is in excess of the total amount of net operating loss and tax credit carryforwards.

                              INDEX TO EXHIBITS

EXHIBIT         DESCRIPTION
-------         -----------
11.1            Calculation of Earnings Per Share

23.1            Consent of Arthur Andersen LLP

27              Financial Data Schedule

99.1            Financial Statements of L&I Partners, L.P.