Form 10-Q
period 1998-03-31
ILEX ONCOLOGY INC
filed 1998-05-15
CIK 1001915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1998

                                       OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

                  For the Transition Period From           to
                                                 ---------    ---------

                         Commission File Number 0-22147

                               ILEX ONCOLOGY, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                           74-2699185
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

                              -------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X       No
             -----        -----

                              -------------------

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         On May 5, 1998, there were outstanding 12,307,567 shares of Common Stock, $.01 par value, of the registrant.

                               ILEX ONCOLOGY, INC.

                                    FORM 10-Q

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                    PAGE
                                                                                  ----
Item 1:  Financial Statements

         Consolidated Condensed Balance Sheets - December 31, 1997 and
         March 31, 1998                                                           3-4

         Consolidated Condensed Statements of Operations - For the three month
         periods ended March 31, 1997 and March 31, 1998                          5

         Consolidated Condensed Statements of Cash Flows - For the three month
         periods ended March 31, 1997 and March 31, 1998                          6

         Notes to the Consolidated Condensed Financial Statements                 7-9

Item 2:  Management's Discussion and Analysis of Financial Condition              9-14
                  and Results of Operations

PART II. OTHER INFORMATION

Items 1-6:        Other Information                                               15


SIGNATURES                                                                        16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                               ILEX ONCOLOGY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

               (In Thousands, Except Shares and Per Share Amounts)

                                                                        March 31,
                                                       December 31,        1998
                          ASSETS                           1997        (unaudited)
                                                       ------------    -----------
 CURRENT ASSETS:
   Cash and cash equivalents                              $ 22,655      $18,241
   Investments in marketable securities                     10,111       11,698
   Accounts receivable, net of allowance
     for doubtful accounts of $123 at
     both December 31, 1997 and March 31, 1998-
       Related parties                                       1,255        1,002
       Others                                                2,508        2,066
   Revenues in excess of billings                              889        1,313
   Prepaid expenses and other                                  720          752
                                                          --------      -------
              Total current assets                          38,138       35,072
                                                          --------      -------
 NONCURRENT ASSETS:
  Investment in joint ventures and European affiliate         (113)         489
  Intangible assets, net of amortization                     4,847        4,577
  Investments in marketable securities                       9,880        7,125
                                                          --------      -------
              Total noncurrent assets                       14,614       12,191
                                                          --------      -------
 PROPERTY AND EQUIPMENT, Net of accumulated
  depreciation and amortization of $562 and
  $717 at December 31, 1997 and March 31, 1998,
  respectively:                                              2,559        2,933
                                                          --------      -------
              Total assets                                $ 55,311      $50,196
                                                          ========      =======

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                               ILEX ONCOLOGY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

               (In Thousands, Except Shares and Per Share Amounts)

                                                                            March 31,
                                                             December 31,     1998
                 LIABILITIES AND STOCKHOLDERS' EQUITY           1997       (unaudited)
                                                             ------------  -----------
 CURRENT LIABILITIES:
    Accounts payable-
      Related parties                                         $    163      $     64
      Other                                                        345           554
    Accrued subcontractor costs-
      Related parties                                              982           316
      Other                                                        657           645
    Accrued liabilities                                            727           718
    Deferred revenue                                               928           194
                                                              --------      --------
               Total current liabilities                         3,802         2,491
                                                              --------      --------
 OTHER LONG-TERM LIABILITIES                                       433           425
                                                              --------      --------
 COMMITMENTS AND CONTINGENCIES (Note 3)

 STOCKHOLDERS' EQUITY:
    Common stock, $0.01 par value; 40,000,000 shares
      authorized; 12,279,530 and 12,280,730 shares
      issued and outstanding at December 31, 1997 and
      March 31, 1998, respectively                                 123           123
    Additional paid-in capital                                  61,090        64,239
    Receivables on sale of common stock                            (82)          (82)
    Accumulated deficit                                        (10,055)      (17,000)
                                                              --------      --------
               Total stockholders' equity                       51,076        47,280
                                                              --------      --------
               Total liabilities and stockholders' equity     $ 55,311      $ 50,196
                                                              ========      ========

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                               ILEX ONCOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)

                                                 Three Months
                                                   ended
                                                  March 31,
                                            ----------------------
                                              1997          1998
                                            --------      --------
 REVENUE:
   Product development                      $  1,371      $    811
   Contract research services, net             1,212         2,128
                                            --------      --------
            Total revenue                      2,583         2,939
                                            --------      --------
 OPERATING EXPENSES:
   Research and development costs              1,564         2,034
   Direct costs                                1,096         1,605
   Selling, general, and administrative          699         1,749
   Licensing fees                                 --         3,393
   PRN amortization                               --           269
                                            --------      --------
            Total operating expenses           3,359         9,050
                                            --------      --------
 OPERATING LOSS                                 (776)       (6,111)
                                            --------      --------
 OTHER INCOME (EXPENSE):
   Equity in losses of joint ventures
     and European affiliate                     (104)       (1,401)
   Interest income                               412           567
                                            --------      --------
 NET LOSS                                   $   (468)     $ (6,945)
                                            ========      ========
 BASIC AND DILUTED NET LOSS PER SHARE       $   (.04)     $   (.57)
                                            ========      ========
 WEIGHTED AVERAGE SHARES USED IN
    COMPUTING BASIC AND DILUTED LOSS
    PER SHARE OF COMMON STOCK                 10,884        12,281
                                            ========      ========

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                               ILEX ONCOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                     Three months ended
                                                                          March 31,
                                                                    ----------------------
                                                                      1997          1998
                                                                    --------      --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                       $   (468)     $ (6,945)
     Adjustments to reconcile net loss to net cash used in
       operating activities-
        Depreciation and amortization                                     54           425
        Equity in losses of joint ventures and European
          affiliate in excess of distributions                           104         1,401
      Valuation of warrants issued in payment as licensing fees           --         3,143
        Change in assets and liabilities-
          (Increase) decrease in assets-
            Accounts receivable, net                                     110          (255)
         Revenues in excess of billings                                   --          (424)
            Prepaid expenses and other                                   158           (32)
          Increase (decrease) in liabilities-
            Accounts payable                                            (325)          110
            Accrued liabilities                                          (29)         (687)
            Deferred revenue                                             (95)         (734)
            Other long-term liabilities                                   67            (8)
                                                                    --------      --------
      Net cash used in operating activities                             (424)       (4,006)
                                                                    --------      --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities                                 (5,118)       (2,982)
   Maturities of marketable securities                                   215         4,150
   Purchase of property and equipment                                 (1,103)         (529)
   Investments in joint ventures and European affiliate                   --        (1,053)
                                                                    --------      --------
      Net cash used in investing activities                           (6,006)         (414)
                                                                    --------      --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock for cash, net of issuance cost            29,229             6
   Payments of receivables on sale of common stock                         5            --
                                                                    --------      --------
       Net cash provided by financing activities                      29,234             6
                                                                    --------      --------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 22,804        (4,414)

 CASH AND CASH EQUIVALENTS, beginning of period                        5,037        22,655
                                                                    --------      --------
 CASH AND CASH EQUIVALENTS, end of period                           $ 27,841      $ 18,241
                                                                    ========      ========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for-
       Interest                                                     $     --            --
       Income taxes                                                       --            --
 SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
     Contribution made to L & I Partners as a reduction in
       accounts receivable                                          $     --      $    950


The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                               ILEX ONCOLOGY, INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1998

                (Amounts in Thousands, Except Share Information,
                Per Share Information or As Otherwise Indicated)

1.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

The accompanying interim consolidated condensed financial statements presented herein include the accounts of ILEX Oncology, Inc. and its wholly-owned subsidiaries("the Company"). All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, all adjustments, which are necessary for a fair presentation of financial position and results of operations have been made. It is recommended that these interim consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   SIGNIFICANT ACCOUNTING POLICIES:

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS128"), was issued. In accordance with FAS 128, basic net loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is equal to basic net loss per share as the effect of all common stock equivalents is antidilutive.

3. INVESTMENTS IN JOINT VENTURES:

In May 1997, the Company entered into an agreement with LeukoSite, Inc. ("LeukoSite"), for an equally owned joint venture, L&I Partners, L.P. ("L&I"), for research collaboration endeavors. During the three months ended March 31, 1998, the Company provided funding of $1,050 in cash and $950 by contributing accounts receivable from L&I. The following is summarized information for L&I as of and for the three months ended March 31, 1998:

     Summarized Income Statement Information

                Revenue                   $    --
                Operating expenses          2,556
                Operating loss             (2,556)
                Net loss                   (2,551)

     Summarized Balance Sheet Information

                Assets                        651
                Liabilities                 3,249
                Partners' equity           (2,598)

4.   COMMITMENTS & CONTINGENCIES:

In March 1998, the Company entered into an agreement with The Burnham Institute to license a compound for development by the Company. The agreement called for an initial payment of $250 and a warrant to purchase 590,113 shares of the Company's common stock. Using a pricing model, the value of the warrant was determined to be $3.1 million. The agreement also requires subsequent payments to The Burnham Institute at the attainment of various milestones. The first of these milestones is expected to be reached in the fourth quarter of 1998.

5.   SEGMENT INFORMATION:

The Company has two reportable segments: services and products. The services segment provides contract research services for the development, manufacturing, and regulatory approval of oncology compounds. The products segment is involved in the development of proprietary compounds for the treatment of cancer. The Company's reportable segments are strategic business units which are managed separately because each business requires different technology and marketing strategies.

The accounting policies of the segments are the same as those of the Company. The Company evaluates performance based on the profit or loss from operations before income taxes.

The Company accounts for intersegment revenues at the cost of providing the services, including general and administrative expenses.

                          SELECTED SEGMENT INFORMATION

                                               For the three months ended                  For the three months ended
                                                    March 31, 1997                                March 31, 1998
                                          ------------------------------------         ------------------------------------
                                          Services       Products        Total         Services       Products        Total
                                          --------       --------        -----         --------       --------        -----
 Revenues from external customers         $ 1,212        $ 1,371        $ 2,583        $ 2,128        $   811        $ 2,939
 Intersegment revenues                      1,564             --          1,564          2,034             --          2,034
 Direct cost                                1,096             --          1,096          1,605             --          1,605
 Segment Operating loss                      (183)          (392)          (575)          (269)        (5,267)        (5,536)
 Equity in losses in joint ventures
    and European affiliate                     --           (104)          (104)            55         (1,456)        (1,401)
 Segment loss                                (183)          (496)          (679)          (214)        (6,723)        (6,937)


                      Reconciliation of Segment Information
                        To Consolidated Condensed Totals

                                                       Three months         Three months
                                                       ended March 31,      ended March 31,
                                                           1997                  1998
                                                       ---------------      ---------------
 OPERATING LOSS:
   Reportable segment operating loss                      $(575)               $(5,536)
   Unallocated general and administrative expense          (201)                  (575)
                                                          -----                -------
 Consolidated operating loss                              $(776)               $(6,111)
                                                          =====                =======

 NET LOSS:
   Reportable segment net loss                            $(679)               $(6,937)
   Unallocated general and administrative expense          (201)                  (575)
   Interest income                                          412                    567
                                                          -----                -------
 Consolidated net loss                                    $(468)               $(6,945)
                                                          =====                =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS

         Certain statements contained in this Quarterly Report on Form 10-Q, including statements regarding the anticipated development and expansion of the Company's business, expenditures, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical fact, are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those discussed in other filings including those contained in the Company's Registration Statement on Form S-1 (File No. 333-17769), the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and in other reports filed with the Securities and Exchange Commission. The Company does not intend to update these forward-looking statements.

GENERAL

         The Company is engaged in the businesses of (i) acquiring rights to (generally in exchange for the payment of licensing fees and future royalty payments), and developing for commercialization, drugs for the treatment of patients with cancer and for the prevention of cancer and (ii) providing clinical research, development and manufacturing services on a contract basis to pharmaceutical and biotechnology companies engaged in the development of oncology products.

         During the first quarter of 1998, the Company announced the acquisition of a license for the compound THP-Dox from The Burnham Institute.

         The Company has no products available for sale and does not expect to have any products resulting from its drug development efforts, including its collaborations with others, commercially available for several years, if at all. The Company has incurred losses and expects to incur additional losses for the foreseeable future as the Company continues to invest in research and development. The Company's revenue for the foreseeable future will be limited to development funding under its collaborative relationships, fee-for-service revenues pursuant to contracts with its Contract Research Organization ("CRO") clients, interest income and other miscellaneous income.

         The following is a discussion of the financial condition and results of operations for the Company for the three-month periods ended March 31, 1998 and 1997. It should be read in conjunction with the Interim Consolidated Condensed Financial Statements of the Company, the Notes thereto and other financial information included elsewhere in this report.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Operating Revenues

         Total revenue increased from approximately $2.6 million in the first quarter of 1997 to $2.9 million in the first quarter of 1998. The increase of approximately $0.3 million, or 12%, was due to an additional $900,000 of contract research revenues offset by a reduction of $560,000 in product development revenues. The reduction in product development revenues to approximately $800,000 compares to $1.4 million in the first quarter of 1997. The decrease reflects the elimination of revenue from the development of crisnatol and mitoguazone, which was partially offset by the addition of CAMPATH-1H and an increase in the development funding for piritrexim. The $0.9 million, or 75%, increase in contract research services revenues to $2.1 million, compared to approximately $1.2 million in first quarter 1997, reflects an increase in both the number of contracts underway as well as in the size and complexity of the contract research projects.

Operating Expenses

         Total Operating Expenses. Total operating expenses increased from approximately $3.4 million in the first quarter of 1997 to $9.0 million in the first quarter of 1998. This increase of approximately $5.6 million includes a one-time, non-cash expense of $3.1 million for the value of a warrant to purchase shares of common stock of the Company issued to The Burnham Institute in exchange for the licensing of THP-Dox. The remaining increase of $2.5 million, or 74%, reflects increases in research and development costs, selling, general, and administrative costs, and direct costs.

         Research and Development Costs. Research and development costs increased from approximately $1.6 million in the first quarter of 1997 to $2.0 million in the first quarter of 1998. This increase of $0.4 million, or 25%, was primarily attributable to increased spending for the development of CAMPATH-1H, piritrexim, and ILX23-7553 (Vitamin D3 analogue).

         Selling, General and Administrative Costs. Selling, general and administrative costs increased from approximately $700,000 in the first quarter of 1997 to $1.7 million in the first quarter 1998. This increase of $1.0 million, or 143%, is primarily attributable to increases in rental expense, business development activities, legal costs and compensation related to additional administrative staff.

         Direct Costs. Direct costs increased from $1.1 million in the first quarter of 1997 to $1.6 million in the first quarter of 1998. This increase of $0.5 million, or 45%, is primarily attributable to increases in expenditures required to support growth in the number and size of contract research contracts.

         Licensing Fees. Licensing fees for the first quarter of 1998 of $3.4 million relate to the acquisition of a license for THP-Dox from The Burnham Institute. Payment of the fee was $250,000 in cash and the issuance to The Burnham Institute of a warrant to purchase 590,113 shares of the Company's common stock, which was valued at $3.1 million using a pricing model. No licensing fees were incurred in the first quarter of 1997.

         PRN Amortization. Amortization of the cost of the 312,188 shares of common stock issued to Physician Reliance Network, Inc. in connection with the July 1997 strategic alliance agreement was $269,000 in the first quarter of 1998. This cost is recorded as an intangible asset and is being amortized over a five-year period.

Operating Loss

         The loss from operations increased from ($0.8 million) in the first quarter of 1997 to ($6.1 million) in the first quarter of 1998. This increase of ($5.3 million) includes a one-time, non-cash charge for the value of a warrant to purchase shares of common stock of the Company issued to The Burnham Institute for payment, in part, of a licensing fee for the compound THP-Dox, in the amount of $3.1 million. Additionally, spending on ILEX's portfolio products, not reimbursed by partners, increased by $1.0 million.

Equity in Loss of Joint Ventures and European Affiliate

         Equity in losses of joint ventures and European affiliate increased from ($104,000) in the first quarter of 1997 to ($1.4 million) in the first quarter 1998. The increase of $1.3 million relates to increased development costs for CAMPATH-1H and piritrexim, which are being developed by the Company's joint ventures with LeukoSite Inc. and MPI, L.L.C., respectively. Additionally, significant expense was incurred by L & I Partners, LP., the Company's joint venture with LeukoSite, Inc., for manufacturing of clinical supplies of CAMPATH-1H. These losses were partially offset by income from ILEX's European affiliate, PFK-ILEX, of $55,000.

Net Interest Income

         Net interest income increased from approximately $412,000 in the first quarter of 1997 to $567,000 in the first quarter of 1998. This increase of $155,000, or 38%, is attributable to an increase in average balances of cash, cash equivalents and investments in marketable securities resulting from proceeds received from ILEX's initial public offering completed in February 1997.

Net Loss

         The net loss increased ($6.4 million) from ($468,000) in the first quarter of 1997 to ($6.9 million) in the first quarter of 1998.

Net Loss Per Share

         The net loss per share increased ($.53) from ($.04) in the first quarter of 1997 to ($.57) in the first quarter of 1998.

SEASONALITY

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

INCOME TAXES

     The availability of net operating loss carryforwards to reduce U.S. federal taxable income is subject to various limitations under the Internal Revenue Code of 1986 (the "Code"), as amended, in the event of an ownership change as defined in Section 382 of the Code. As of December 31, 1997, the Company had incurred at least a 31 percent ownership change during the applicable three-year period. The Company does not believe that this change in ownership significantly impacts the Company's ability to utilize its net operating loss and tax credit carryforwards as of December 31, 1997, because the amount of the annual limitation under the Code of such carryforwards is in excess of the total amount of net operating loss and tax credit carryforwards. There was no material ownership change during the three-month period ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         ILEX has financed its operations primarily through the sale of its capital stock, through development and licensing fee revenues provided by its partners under its collaborative agreements and through fee-for-service or participatory revenues pursuant to contracts with its CRO clients. The Company receives payments under collaborative agreements primarily in the form of development funding, milestone payments if milestones are achieved, and royalties if products are commercialized.

         To date, the majority of the Company's expenditures have been for research and development activities. The Company does not expect to receive royalties or other revenues based upon net sales of drugs that may be developed for a significant number of years, if at all. ILEX expects research and development expenses to be significant for the next several years as its development programs progress. As of March 31, 1998, the Company had cash, cash equivalents and investments in marketable securities of approximately $37.1 million and working capital of approximately $32.6 million. The Company believes that such amounts will be used primarily to support continued research and development of its compounds, expand its CRO services business, for general and administrative expenses and for other general corporate purposes.

         As of March 31, 1998, the Company had no material commitments for capital expenditures.

         ILEX's future expenditures and capital requirements will depend on numerous factors, including without limitation, the progress of its research and development programs, the progress of its preclinical and clinical testing, the magnitude and scope of these activities, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in or termination of existing collaborative arrangements, the ability of the Company to establish, maintain and avoid termination of collaborative arrangements and the purchase of capital equipment and acquisitions of compounds, technologies or businesses. The Company's cash requirements are expected to increase each year as the Company expands its activities and operations. There can be no assurance that the Company will ever be able to generate product revenue or achieve or sustain profitability.

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

Item 3.  Defaults Upon Senior Securities: Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders:  Not Applicable

Item 5.  Other Information: Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit 10.1*:   Drug Development and Commercialization
                               Agreement by and between The Burnham Institute and Ilex Oncology, Inc. dated March 27, 1998#
              Exhibit 11.1*:   Computation of Net Loss Per Share
              Exhibit 27.1*:   Financial Data Schedule

              *Filed herewith
                  #Confidential treatment has been requested with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission

         (b)  Reports on Form 8-K: Not Applicable

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ILEX ONCOLOGY, INC.
                                             (Registrant)



Dated:   May 14, 1998                       By: /s/ Richard L. Love
                                                -------------------------------
                                                Richard L. Love
                                                President and Chief Executive
                                                Officer
                                                (Principal Executive Officer)



Dated:   May 14, 1998                       By: /s/ James R. Koch
                                                -------------------------------
                                                James R. Koch
                                                Vice President and Chief
                                                Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
------         -----------

 10.1* Drug Development and Commercialization Agreement by and between The Burnham Institute and Ilex Oncology, Inc. dated
               March 27, 1998#

 11.1*         Computation of Net Loss Per Share

 27.1*:        Financial Data Schedule



 * Filed herewith

 # Confidential treatment has been requested with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission