Form 10-Q
period 1998-06-30
ILEX ONCOLOGY INC
filed 1998-08-14
CIK 1001915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Transition Period From __________ to _________

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

                                   ----------

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

                                   ----------

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         On August 10, 1998, there were outstanding 12,641,146 shares of Common Stock, $.01 par value, of the registrant.

                               ILEX ONCOLOGY, INC.

                                    FORM 10-Q

                                      INDEX

PART I.    FINANCIAL INFORMATION                                           PAGE
                                                                           ----
Item 1:    Financial Statements

           Consolidated Balance Sheets - December 31, 1997
           and June 30, 1998                                               3-4

           Consolidated Statements of Operations - For the
           three and six month periods ended June 30, 1997
           and June 30, 1998                                               5

           Consolidated Statements of Cash Flows - For the
           six month periods ended June 30, 1997 and
           June 30, 1998                                                   6

           Notes to the Consolidated Financial Statements                  7-9

Item 2:    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       10-16


PART II.   OTHER INFORMATION

Items 1-6: Other Information                                               17-18


SIGNATURES                                                                 19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                               ILEX ONCOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                        June 30,
                                                       December 31,       1998
                             ASSETS                        1997        (unaudited)
                                                       ------------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                              $ 22,655       $ 15,929
  Investments in marketable securities                     10,111         11,925
  Accounts receivable, net of allowance
    for doubtful accounts of $123 at both
    December 31, 1997 and June 30, 1998:
      Billed                                                2,516          3,177
      Unbilled                                                889          1,188
  Prepaid expenses and other                                  720            765
                                                         --------       --------

          Total current assets                             36,891         32,984
                                                         --------       --------

NONCURRENT ASSETS:
  Investment in and advances to:
      Research and development partnerships                  (360)           920
      Contract research affiliate                           1,494          1,573
  Intangible asset, net of amortization                     4,847          4,308
  Investments in marketable securities                      9,880          4,175
                                                         --------       --------

          Total noncurrent assets                          15,861         10,976
                                                         --------       --------

PROPERTY AND EQUIPMENT, Net of accumulated
  depreciation and amortization of $562 and
  $909 at December 31, 1997 and June 30, 1998,
  respectively                                              2,559          3,641
                                                         --------       --------

          Total assets                                   $ 55,311       $ 47,601
                                                         ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                               ILEX ONCOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                        June 30,
                                                       December 31,       1998
         LIABILITIES AND STOCKHOLDERS' EQUITY              1997        (unaudited)
                                                       ------------    -----------

CURRENT LIABILITIES:
  Accounts payable-
    Related parties                                      $    163      $    268
    Other                                                     345           617
  Accrued subcontractor costs-
    Related parties                                           982           625
    Other                                                     657         1,018
  Accrued liabilities                                         727           706
  Advance billings                                            928           979
                                                         --------      --------

          Total current liabilities                         3,802         4,213
                                                         --------      --------

OTHER LONG-TERM LIABILITIES                                   433           425
                                                         --------      --------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value; 40,000 shares
    authorized; 12,280 and 12,314 shares issued and
    outstanding at December 31, 1997 and June 30,
    1998, respectively                                        123           123
  Additional paid-in capital                               61,090        64,381
  Receivables on sale of common stock                         (82)          (82)
  Accumulated deficit                                     (10,055)      (21,459)
                                                         --------      --------

          Total stockholders' equity                       51,076        42,963
                                                         --------      --------

          Total liabilities and stockholders'
             equity                                      $ 55,311      $ 47,601
                                                         ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                               ILEX ONCOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)


                                                                          Three Months                Six Months
                                                                             ended                       ended
                                                                            June 30,                    June 30,
                                                                     ----------------------      ----------------------
                                                                       1997          1998          1997          1998
                                                                     --------      --------      --------      --------
REVENUE:
  Product development                                                $  1,463      $  1,279      $  2,834      $  2,090
  Contract research services, net                                       1,406         2,795         2,618         4,923
                                                                     --------      --------      --------      --------

           Total revenue                                                2,869         4,074         5,452         7,013
                                                                     --------      --------      --------      --------

OPERATING EXPENSES:
  Research and development costs                                        2,225         3,531         3,914         5,910
  Direct costs of research services                                     1,198         2,867         2,169         4,615
  General and administrative                                              968         1,654         1,667         3,185
  Licensing fees                                                           --            50            --         3,443
                                                                     --------      --------      --------      --------

           Total operating expenses                                     4,391         8,102         7,750        17,153
                                                                     --------      --------      --------      --------

OPERATING LOSS                                                         (1,522)       (4,028)       (2,298)      (10,140)
                                                                     --------      --------      --------      --------

OTHER INCOME (EXPENSE):
  Equity in income (losses) of:
   Research and development partnerships                                 (442)         (903)         (546)       (2,359)
   Contract research affiliate                                             --            24            --            79
  Interest income                                                         639           449         1,051         1,016
                                                                     --------      --------      --------      --------

NET LOSS                                                             $ (1,325)     $ (4,458)     $ (1,793)     $(11,404)
                                                                     ========      ========      ========      ========

BASIC AND DILUTED NET LOSS PER SHARE                                 $   (.11)     $   (.36)     $   (.15)     $   (.93)
                                                                     ========      ========      ========      ========

WEIGHTED AVERAGE SHARES USED IN
   COMPUTING BASIC AND DILUTED LOSS PER
   SHARE OF COMMON STOCK                                               12,559        12,306        11,744        12,293
                                                                     ========      ========      ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                               ILEX ONCOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                        Six Months Ended
                                                                            June 30,
                                                                     ----------------------
                                                                       1997          1998
                                                                     --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $ (1,793)     $(11,404)
    Adjustments to reconcile net loss to net cash used in
      operating activities-
       Depreciation and amortization                                      146           886
       Net activity of research and development partnerships and
         contract research affiliate                                       37           293
     Valuation of warrants issued in payment as licensing fees             --         3,143
       Change in assets and liabilities-
         (Increase) decrease in assets-
           Accounts receivable, net                                    (1,651)         (960)
           Prepaid expenses and other                                     189           (45)
         Increase (decrease) in liabilities-
           Accounts payable                                              (474)         (334)
           Accrued liabilities                                            433           694
           Advance billings                                               817            51
           Other long-term liabilities                                    128            (8)
                                                                     --------      --------

     Net cash used in operating activities                             (2,168)       (7,684)
                                                                     --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                                   (6,111)       (2,769)
  Maturities of marketable securities                                   1,220         6,660
  Purchase of property and equipment                                   (1,612)       (1,429)
  Investments in research and development partnerships                     --        (1,652)
                                                                     --------      --------

     Net cash provided by (used in) investing activities               (6,503)          810
                                                                     --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock for cash, net of issuance cost              29,261           148
  Payments of receivables on sale of common stock                          65            --
                                                                     --------      --------

      Net cash provided by financing activities                        29,326           148
                                                                     --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   20,655        (6,726)

CASH AND CASH EQUIVALENTS, beginning of period                          5,037        22,655
                                                                     --------      --------
CASH AND CASH EQUIVALENTS, end of period                             $ 25,692      $ 15,929
                                                                     ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for-
      Interest                                                       $     --            --
      Income taxes                                                         --            --


The accompanying notes are an integral part of these consolidated financial statements.

                               ILEX ONCOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1998

                (Amounts in Thousands, Except Share Information,
                Per Share Information or As Otherwise Indicated)



1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

The accompanying interim consolidated financial statements presented herein include the accounts of ILEX Oncology, Inc. and its wholly-owned subsidiaries("the Company"). All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, all adjustments, which are necessary for a fair presentation of financial position and results of operations, have been made. It is recommended that these interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Certain prior period amounts have been reclassified to conform to the current period presentation.


2. EARNINGS PER SHARE:

Diluted net loss per share is equal to basic net loss per share as the effect of all common stock equivalents is antidilutive.


3. INVESTMENTS IN JOINT VENTURES:

In May 1997, the Company entered into an agreement with LeukoSite, Inc. ("LeukoSite"), for an equally owned joint venture, L&I Partners, L.P. ("L&I"), for research collaboration endeavors. During the six months ended June 30, 1998, the Company provided funding of $1,626 in cash and $950 by contributing accounts receivable from L&I. The following is summarized information for L&I as of and for the three months and six months ended June 30, 1998 (unaudited):

                     Summarized Income Statement Information

                                                Three Months      Six Months
                                                    Ended           Ended
                                                June 30, 1998    June 30,1998
                                                -------------    ------------
     Revenue                                        $    --        $    --
     Research and development expenses                1,309          3,978
                                                    -------        -------
     Other income                                         4              8
                                                    -------        -------
     Net loss                                       $(1,305)       $(3,970)
                                                    =======        =======

                      Summarized Balance Sheet Information

                                  June 30, 1998

     Assets                                         $ 1,820
     Liabilities                                      4,632
                                                    -------
     Partners' equity (deficit)                     $(2,812)
                                                    =======


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

5. SUBSEQUENT EVENTS:

In July 1998, the Company guaranteed a line of credit for its contract research affiliate, P.F.K. Pharma Forschung Kaufbeuren GmbH ("PFK") in the amount of U.S. $614. This guarantee is secured by stock of PFK.

In July 1998, the Company guaranteed a $1,000 line of credit for Clinical Research Group, Inc. ("CRG"). The guarantee is secured by the stock of CRG.

In accordance with the terms of the collaborative agreements between the Company and Physician Reliance Network, Inc. ("PRN") the Company issued 314,600 shares of Common Stock to PRN in July 1998. The Company will record the cost of the shares at market value on the date issued as an intangible asset to be amortized over the remaining term of the agreements (9 years).

6. SEGMENT INFORMATION:

The Company has two reportable segments: products and services. The products segment is involved in the development of proprietary compounds for the treatment and prevention of cancer. The services segment provides contract research services for the development, manufacturing, and regulatory approval of oncology compounds. The Company's reportable segments are strategic business units which are managed separately because each business requires different technology and marketing strategies.

The accounting policies of the segments are the same as those of the Company.

The Company evaluates performance based on the profit or loss from operations before income taxes.

                          Selected Segment Information

                                                 For the three months ended             For the three months ended
                                                        June 30, 1997                          June 30, 1998
                                              ---------------------------------      ---------------------------------
                                              Services     Products      Total       Services     Products      Total
                                              --------     --------     -------      --------     --------     -------
Revenues                                      $  1,406     $  1,463     $ 2,869      $  2,795     $  1,279     $ 4,074
Direct costs                                     1,198        2,225       3,423         2,867        3,581       6,448
                                              --------     --------     -------      --------     --------     -------
Segment operating income (loss)                    208         (762)       (554)          (72)      (2,302)     (2,374)
Equity in income (losses) in research and
  development partnerships and clinical
  research affiliate                                --         (442)       (442)           24         (903)       (879)
                                              --------     --------     -------      --------     --------     -------
Segment income (loss)                         $    208     $ (1,204)    $  (996)     $    (48)    $ (3,205)    $(3,253)
                                              ========     ========     =======      ========     ========     =======


                                                  For the six months ended               For the six months ended
                                                        June 30, 1997                          June 30, 1998
                                              ----------------------------------     ----------------------------------
                                              Services     Products      Total       Services     Products      Total
                                              --------     --------     --------     --------     --------     --------
Revenues                                      $  2,618     $  2,834     $  5,452     $  4,923     $  2,090     $  7,013
Direct costs                                     2,169        3,914        6,083        4,615        9,353       13,968
                                              --------     --------     --------     --------     --------     --------
Segment operating income (loss)                    449       (1,080)        (631)         308       (7,263)      (6,955)
Equity in income (losses) in research and
  development partnerships and clinical
  research affiliate                                --         (546)        (546)          79       (2,359)      (2,280)
                                              --------     --------     --------     --------     --------     --------
Segment income (loss)                         $    449     $ (1,626)    $ (1,177)    $    387     $ (9,622)    $ (9,235)
                                              ========     ========     ========     ========     ========     ========


                      Reconciliation of Segment Information
                             To Consolidated Totals

                                                     Three months ended          Six months ended
                                                          June 30                    June 30
                                                   ----------------------      ----------------------
                                                     1997          1998          1997          1998
                                                   --------      --------      --------      --------
OPERATING LOSS:
  Reportable segment operating loss                $   (554)     $ (2,374)     $   (631)     $ (6,955)
  Corporate general and administrative expense         (968)       (1,654)       (1,667)       (3,185)
                                                   --------      --------      --------      --------
Consolidated operating loss                        $ (1,522)     $ (4,028)     $ (2,298)     $(10,140)
                                                   ========      ========      ========      ========

NET LOSS:
  Reportable segment net loss                      $   (996)     $ (3,253)     $ (1,177)     $ (9,235)
  Corporate general and administrative expense         (968)       (1,654)       (1,667)       (3,185)
  Interest income                                       639           449         1,051         1,016
                                                   --------      --------      --------      --------
Consolidated net loss                              $ (1,325)     $ (4,458)     $ (1,793)     $(11,404)
                                                   ========      ========      ========      ========

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

         In March 1998, the Company acquired a license for the compound THP-Dox from The Burnham Institute.

         In July 1998, the Company entered into two agreements to guarantee lines of credit secured by stock. The first such agreement is for P.F.K. Pharma Forschung Kaufbeuren GmbH ("PFK"), a European clinical research organization, of which the Company owns 30% of the ownership interests. The Company guaranteed a $614,000 line of credit for PFK, to be used for expansion, which is secured by stock of PFK.

         The second agreement is for Clinical Research Group, Inc. ("CRG"). The Company guaranteed a $1,000,000 working capital line of credit for CRG. The guarantee is secured by the stock of CRG.

         The Company has no products available for sale and does not expect to have any products resulting from its drug development efforts, including its collaborations with others, commercially available for several years, if at all. The Company has incurred losses and expects to incur additional losses for the foreseeable future as the Company continues to invest in research and development. The Company's revenue for the foreseeable future will be limited to development funding under its collaborative relationships, fee-for-service revenues pursuant to contracts with its clients, interest income and other miscellaneous income.

         The following is a discussion of the financial condition and results of operations for the Company for the three-month and six-month periods ended June 30, 1997 and 1998. It should be read in conjunction with the Interim Consolidated Financial Statements of the Company, the Notes thereto and other financial information included elsewhere in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998


Operating Revenues

         Total revenue increased from approximately $2.9 million in the second quarter of 1997 to $4.1 million in the second quarter of 1998. The increase of approximately $1.2 million, or 41%, was due to an additional $1.4 million of contract research revenues offset by a reduction of $0.2 million in product development revenues. The reduction in product development revenues to approximately $1.3 million compares to $1.5 million in the second quarter of 1997. The decrease reflects the elimination of revenue from the development of two drugs, crisnatol and mitoguazone. The $1.4 million, or 100%, increase in contract research services revenues to $2.8 million, compared to approximately $1.4 million in second quarter 1997, reflects an increase in both the number of contracts underway as well as in the size and duration of the contract research projects.

Operating Expenses
         Research and Development Costs. Research and development costs increased from approximately $2.2 million in the second quarter of 1997 to $3.5 million in the second quarter of 1998. This increase of $1.3 million, or 59%, was primarily attributable to increased spending for the development of four compounds, CAMPATH-1H, piritrexim, THP-Dox, and ILX23-7553 (Vitamin D3 analogue).

         General and Administrative Costs. General and administrative costs increased from approximately $1.0 million in the second quarter of 1997 to $1.7 million in the second quarter 1998. This increase of $0.7 million, or 70%, is primarily attributable to increases in rental expense and other facilities costs, legal costs, and compensation related to additional administrative staff.

         Direct Costs of Research Services. Direct costs of research services increased from $1.2 million in the second quarter of 1997 to $2.9 million in the second quarter of 1998. This increase of $1.7 million, or 142%, is primarily attributable to increases in expenditures required to support growth in the number and size of contract research contracts, including staffing expenses and facility and equipment expansion.

         Licensing Fees. In the second quarter of 1998 the Company paid a $50,000 fee in connection with the acquisition of the licensing rights for Oxypurinol. Additional payments will be due upon attainment of specific milestones. No licensing fees were incurred in the second quarter of 1997.

Equity in Income (Losses) of Research and Development Partnerships and Contract Research Affiliate

         Equity in losses of research and development partnerships increased from $0.4 million in the second quarter of 1997 to $0.9 million in the second quarter 1998. The increase of $0.5 million relates to increased development costs for CAMPATH-1H and piritrexim, which are being developed by the Company's joint ventures with LeukoSite Inc. and MPI Enterprises, L.L.C., respectively.

         The Company recorded $24,000 in income from its investment in its affiliate, PFK, for the second quarter of 1998. The Company did not have an investment in PFK during the second quarter of 1997.


Net Interest Income

         Net interest income decreased from approximately $0.6 million in the second quarter of 1997 to $0.4 in the second quarter of 1998. This decrease of $0.2, or 33%, is attributable to an decrease in average balances of cash, cash equivalents and investments in marketable securities.

Net Loss Per Share

         The net loss per share increased $.25 from $.11 in the second quarter of 1997 to $.36 in the second quarter of 1998 due to the above reasons.


         SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30,
1997

Operating Revenues

         Total revenue increased from approximately $5.5 million in the first half of 1997 to $7.0 million in the first six months of 1998. The increase of approximately $1.5 million, or 27%, was due to an additional $2.3 million of contract research revenues offset by a reduction of $0.7 million in product development revenues. The reduction in product development revenues to approximately $2.1 million from $2.8 million in the first six months of 1997 reflects the elimination of revenue from the development of crisnatol and mitoguazone, which was partially offset by the addition of development revenue for CAMPATH-1H, and an increase in the development funding for piritrexim. The $2.3 million, or 88%, increase in contract research services revenues to $4.9 million, from approximately $2.6 million in first six months of 1997, reflects an increase in both the number of contracts underway as well as in the size and complexity of the contract research projects.

Operating Expenses

         Total Operating Expenses. Total operating expenses increased from approximately $7.8 million in the first half of 1997 to $17.2 million in the first half of 1998. This increase of approximately $9.4 million includes a one-time, non-cash expense for $3.1 million for the value of a warrant to purchase shares of common stock of the Company issued to The Burnham Institute in exchange for the licensing rights to THP-Dox. The remaining increase of $6.3 million or 81%, reflects increases in research and development costs, general, and administrative costs, and direct costs of research services.

         Research and Development Costs. Research and development costs increased from approximately $3.9 million in the first half of 1997 to $5.9 million in the first half of 1998. This increase of $2.0 million, or 51%, was primarily attributable to increased spending for the development of CAMPATH-1H, piritrexim, THP-Dox, and ILX23-7553 (Vitamin D3 analogue).

         General and Administrative Costs. General and administrative costs increased from approximately $1.7 million in the first half of 1997 to $3.2 million in the first half 1998. This increase of $1.5 million, or 88%, is primarily attributable to increases in rental expense and other facilities costs, legal costs, and compensation related to additional administrative staff.

         Direct Costs of Research Services. Direct costs of research services increased from $2.2 million in the first half of 1997 to $4.6 million in the first half of 1998. This increase of $2.4 million, or 109%, is primarily attributable to increases in expenditures required to support growth in the number and size of contract research contracts, including staffing expenses and facility expansion.

         Licensing Fees. Licensing fees for the first half of 1998 of $3.4 million relate to the acquisition of a license for THP-Dox from The Burnham Institute. Payment of the fee was $250,000 in cash and issuance to The Burnham Institute of a warrant to purchase 590,113 shares of the Company's common stock, which was valued at $3.1 million using a pricing model. Also in the first half of 1998, the Company pay a $50,000 fee in connection with the acquisition of the licensing rights for Oxypurinol. Additional payments will be due upon attainment of specific milestones. No licensing fees were incurred in the first half of 1997.


Operating Loss

         The loss from operations increased from $2.3 million in the first half of 1997 to $10.1 million in the first half of 1998. This increase of $7.8 million includes a one-time, non-cash charge for the value of a warrant to purchase shares of common stock of the Company issued to The Burnham Institute for payment, in part, of a licensing fee for the compound THP-Dox, in the amount of $3.1 million. Additionally, spending by the Company on its products portfolio, which was not reimbursed by the Company's collaborative partners, increased by $2.7 million.

Equity in Income (Losses) of Research and Development Partnerships and Contract Research Affiliate

         Equity in losses of research and development partnerships increased from $0.5 million in the first half of 1997 to $2.4 million in the first half of 1998. The increase of $1.9 million relates to increased development costs for CAMPATH-1H and piritrexim, which are being developed by the Company's joint ventures with LeukoSite Inc. and MPI Enterprises, L.L.C., respectively. Significant expense was incurred by L & I Partners, LP., the Company's joint venture with LeukoSite, Inc., for manufacturing of clinical supplies of CAMPATH-1H. Additionally, the Company began development of THP-Dox during the second quarter 1998.

         The Company recorded $79,000 in income from its investment in contract research affiliate, PFK, for the first half of 1998. The Company did not have an investment in PFK during first half of 1997.

Net Interest Income

         Net interest income decreased from approximately $1.1 million in the first half of 1997 to $1.0 in the first half of 1998. This decrease of $0.1, or 9%, is attributable to a decrease in average balances of cash, cash equivalents and investments in marketable securities.

Net Loss

         The net loss increased $9.6 million from $1.8 million in the first half of 1997 to $11.4 million in the first half of 1998 for the reasons set forth above.

Net Loss Per Share

         The net loss per share increased $.78 from $.15 in the first half of 1997 to $.93 in the first half of 1998 for the reasons set forth above.

SEASONALITY

         ILEX expects that results of operations in the future will fluctuate significantly from period to period. Such fluctuations may result from numerous factors, including the amount and timing of revenues earned under existing or future collaborative relationships or joint ventures, if any, technological advances and determinations as to the commercial potential of compounds, the progress of the Company's drug development programs, the receipt of regulatory approvals, acquisitions, the timing of start-up expenses for new facilities and equipment, changes in the Company's mix of services, the cost of preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the status of competing products and technologies and the timing and availability of financing for the Company, including existing or future strategic alliances and joint ventures with third parties. In addition, with respect to the Company's contract research services revenues, fluctuations may result due to a number of factors, including the commencement, completion or cancellation of large contracts and progress of ongoing contracts. ILEX believes that comparisons of its quarterly and annual historical results may not be meaningful and should not be relied upon as an indication of future performance.

INCOME TAXES

     The availability of net operating loss carryforwards to reduce U.S. federal taxable income is subject to various limitations under the Internal Revenue Code of 1986 (the "Code"), as amended, in the event of an ownership change as defined in Section 382 of the Code. As of December 31, 1997, the Company had incurred at least a 31 percent ownership change during the applicable three-year period. The Company does not believe that this change in ownership significantly impacts the Company's ability to utilize its net operating loss and tax credit carryforwards as of December 31, 1997, because the amount of the annual limitation under the Code of such carryforwards, during the remaining carryforward periods, is in excess of the total amount of net operating loss and tax credit carryforwards. There was no material ownership change during the six-month period ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         ILEX has financed its operations primarily through the sale of its capital stock, through development and licensing fee revenues provided by its partners under its collaborative agreements and through fee-for-service or participatory revenues pursuant to contracts with its contract research services customers. The Company receives payments under collaborative agreements primarily in the form of development funding, milestone payments if milestones are achieved, and royalties if products are commercialized.

         To date, the majority of the Company's expenditures have been for research and development activities. The Company does not expect to receive royalties or other revenues based upon net sales of compounds that may be developed for several years, if at all. ILEX expects research and development expenses to be significant for the next several years as its development programs progress. As of June 30, 1998, the Company had cash, cash equivalents and investments in marketable securities of approximately $32.0 million and working capital of approximately $28.8 million. The Company believes that such amounts will be used primarily to support continued research and development of its compounds, expand its contract research services business, for general and administrative expenses and for other general corporate purposes.

         As of June 30, 1998, the Company had no material commitments for capital expenditures.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings: Not Applicable

Item 2. Changes in Securities

     (a)  Not applicable.

     (b)  Not applicable.

     (c) Pursuant to a Service Agreement (the "Agreement") dated effective June 30, 1997 between the Company and PRN Research, Inc. ("PRN"), the Company issued 314,600 shares of common stock, $.01 par value ("Common Stock"), to PRN on July 20, 1998. Under the terms of the Agreement, the Company will receive as consideration the right to use PRN's sites for trials managed or sponsored by the Company, and PRN has agreed to promote the Company as PRN's preferred contract research organization for clinical trials; to provide scientific review services to the Company to evaluate proposed clinical trials; and to assist the Company in clinical trials design. The Company will also issue to PRN 314,600 additional shares of Common Stock in each of 1999 and 2000. In addition, the Company will issue to PRN up to 1,255,988 shares should the Company meet certain contract research revenue thresholds. The Agreement terminates December 31, 2007. The Common Stock was not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemptions of such registration provided under Section 4(2) of the Securities Act and Regulation D ("Regulation D") of the rules and regulations promulgated under the Securities Act by the Securities and Exchange Commission. The Company relied upon certain representations and warranties of PRN, including, among other things, as to its status as an accredited investor (as that term is defined in Rule 501(a) of Regulation D), and that the Common Stock was acquired solely for its own account for investment and not with a view to distribution.


Item 3. Defaults Upon Senior Securities: Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     (a)  The Annual Meeting of Stockholders was held on May 20, 1998.

     (b) Annual Meeting of Shareholders or until their successors have been elected and qualified:

                Gary V. Woods                Richard L. Love
                A. Dana Callow, Jr.          John L. Cassis
                Jason S. Fisherman, M.D      Ruskin C. Norman, M.D.
                Daniel D. Von Hoff, M.D.     Joseph S. Bailes, M.D.

     (c)  (1) The directors in (b) above were elected by the following votes:

          Nominee                       Shares Voted For       Shares Withheld
          -------                       ----------------       ---------------
          Gary V. Woods                    8,796,344                7,750
          Richard L. Love                  8,796,244                7,850
          A. Dana Callow, Jr.              8,796,044                8,050
          John L. Cassis                   8,796,344                7,750
          Jason S. Fisherman, M.D          8,796,244                7,850
          Ruskin C. Norman, M.D.           8,796,344                7,750
          Daniel D. Von Hoff, M.D.         8,796,244                7,850
          Joseph S. Bailes, M.D.           8,796,044                8,050

          (2) that with respect to the proposal to approve and amend the Company's 1995 Stock Option Plan to increase the number of shares authorized for issuance under the 1995 Stock Option Plan to 1,800,000, 7,737,922 shares of Common Stock were voted "For", 88,635 shares were voted "Against" and 4,640 shares abstained from voting;

          (3) that with respect to the proposal to approve and amend the Company's 1996 Non-Employee Director Stock Option Plan to increase the number of shares authorized for issuance under the Non-Employee Director Stock Option Plan to 225,000, 7,597,079 shares of Common Stock were voted "For", 236,593 shares were voted "Against" and 4,700 shares abstained from voting;

          (4) that with respect to the proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending December 31, 1998, 8,787,336 shares of Common Stock were voted "For", 13,608 shares were voted "Against" and 3,150 shares abstained from voting.

Item 5. Other Information: Not Applicable

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibit 10.1*:    Office Building Lease Agreement dated April 8,
                                1998 between ILEX Oncology, Inc. and N.W.A.
                                Limited Partnership

              Exhibit 11.1:     Computation of Net Loss Per Share

              Exhibit 27.1:     Financial Data Schedule

          (b) Reports on Form 8-K: Not Applicable


     *Filed herewith

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ILEX ONCOLOGY, INC.
                                       (Registrant)



Dated:  August 14, 1998                By:        /s/ Richard L. Love
        ---------------                    -------------------------------------
                                           Richard L. Love
                                           President and Chief Executive Officer
                                             (Principal Executive Officer)



Dated:  August 14, 1998                By:        /s/ Michael T. Dwyer
        ---------------                    -------------------------------------
                                           Michael T. Dwyer
                                           Vice President and Chief Financial
                                            Officer
                                             (Principal Financial and Accounting
                                               Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
 10.1*              Office Building Lease Agreement dated April 8,
                    1998 between ILEX Oncology, Inc. and N.W.A.
                    Limited Partnership

 11.1               Computation of Net Loss Per Share

 27.1               Financial Data Schedule