Form 10-Q
period 1998-09-30
ILEX ONCOLOGY INC
filed 1998-11-16
CIK 1001915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1998

                                       OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Transition Period From _____________ to ________________

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

         On November 4, 1998, there were outstanding 12,650,738 Common Stock, $.01 par value, of the registrant.

                               ILEX ONCOLOGY, INC.

                                    FORM 10-Q

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                         PAGE
                                                                                       ----

Item 1:  Financial Statements

         Consolidated Balance Sheets - December
         31, 1997 and September 30, 1998                                               3-4

         Consolidated Statements of Operations - For the three and nine month periods ended September 30, 1997
         and September 30, 1998                                                         5

         Consolidated Statements of Cash Flows - For the nine month periods ended September 30, 1997 and
         September 30, 1998                                                             6

         Notes to the Consolidated Financial Statements                                7-9

Item 2:  Management's Discussion and Analysis of Financial Condition                  10-16
         and Results of Operations


PART II. OTHER INFORMATION

Items 1-6: Other Information                                                            17


SIGNATURES                                                                              18

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                               ILEX ONCOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)



                                                                             September 30,
                                                               December 31,      1998
                                         ASSETS                    1997       (unaudited)
                                                               ------------  -------------

CURRENT ASSETS:
  Cash and cash equivalents                                      $ 22,655      $  3,383
  Investments in marketable securities                             10,111        23,196
  Accounts receivable, net of allowance for
     doubtful accounts of $123 and $110,
     at December 31, 1997 and September 30, 1998,
     respectively:

        Billed                                                      2,516         3,120
        Unbilled                                                      889         1,099
  Prepaid expenses and other                                          720           652
                                                                 --------      --------

             Total current assets                                  36,891        31,450
                                                                 --------      --------

NONCURRENT ASSETS:
  Investment in and advances to:
     Research and development partnerships                           (360)        1,275
     Contract research affiliate                                    1,494         1,942
  Intangible asset, net of amortization                             4,847         7,059
  Inventory                                                          --             500
  Investments in marketable securities                              9,880           425
                                                                 --------      --------

             Total noncurrent assets                               15,861        11,201
                                                                 --------      --------

PROPERTY AND EQUIPMENT, Net of accumulated depreciation and amortization of $562 and $1,142 at December 31, 1997 and September 30,
     1998, respectively

                                                                    2,559         3,983
                                                                 --------      --------

             Total assets                                        $ 55,311      $ 46,634
                                                                 ========      ========



                  The accompanying notes are an integral part of these consolidated financial statements.

                               ILEX ONCOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)



                                                                                   September 30, 1998
                                                              December 31, 1997        (unaudited)
                                                              -----------------    ------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Accounts payable-
     Related parties                                             $    163              $    215
     Other                                                            345                   414
   Accrued subcontractor costs-
     Related parties                                                  982                   701
     Other                                                            657                 1,550
   Accrued liabilities                                                727                   782
   Advance billings                                                   928                   830
                                                                 --------              --------

              Total current liabilities                             3,802                 4,492
                                                                 --------              --------

OTHER LONG-TERM LIABILITIES                                           433                   409
                                                                 --------              --------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:
   Common stock, $0.01 par value; 40,000 shares authorized; 12,280 and 12,650 shares issued and outstanding at December 31, 1997 and September 30, 1998, respectively

                                                                      123                   126
   Additional paid-in capital                                      61,090                67,604
   Receivables on sale of common stock                                (82)                  (76)
   Accumulated deficit                                            (10,055)              (25,921)
                                                                 --------              --------

              Total stockholders' equity                           51,076                41,733
                                                                 --------              --------

              Total liabilities and stockholders' equity         $ 55,311              $ 46,634
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

                               ILEX ONCOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)



                                                         Three Months                   Nine Months
                                                             ended                         ended
                                                         September 30,                 September 30,
                                                         -------------                 -------------
                                                      1997           1998           1997           1998
                                                      ----           ----           ----           ----

REVENUE:
  Product development                              $  1,622       $  1,400       $  4,456       $  3,490
  Contract research services, net                     1,212          2,190          3,830          7,113
                                                   --------       --------       --------       --------

           Total revenue                              2,834          3,590          8,286         10,603
                                                   --------       --------       --------       --------

OPERATING EXPENSES:
  Research and development costs                      2,394          3,051          6,308          8,961
  Direct costs of research services                   1,493          2,422          3,662          7,036
  General and administrative                          1,313          1,885          2,980          5,071
  Licensing fees                                       --             --             --            3,443
                                                   --------       --------       --------       --------

           Total operating expenses                   5,200          7,358         12,950         24,511
                                                   --------       --------       --------       --------

OPERATING LOSS                                       (2,366)        (3,768)        (4,664)       (13,908)
                                                   --------       --------       --------       --------

OTHER INCOME (EXPENSE):
  Equity in income (losses) of:
   Research and development partnerships             (2,067)        (1,031)        (2,613)        (3,390)
   Contract research affiliate                          (83)          (150)           (83)           (71)
  Interest income                                       657            438          1,708          1,453
  Gain on sale of securities                           --               49           --               49
                                                   --------       --------       --------       --------

NET LOSS                                           $ (3,859)      $ (4,462)      $ (5,652)      $(15,867)
                                                   ========       ========       ========       ========

BASIC AND DILUTED NET LOSS PER SHARE               $   (.31)      $   (.35)      $   (.47)      $  (1.28)
                                                   ========       ========       ========       ========

WEIGHTED AVERAGE SHARES USED IN
   COMPUTING BASIC AND DILUTED LOSS PER
   SHARE OF COMMON STOCK
                                                     12,503         12,640         11,971         12,423
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

                               ILEX ONCOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                            -------------------------
                                                                               1997           1998
                                                                               ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                $ (5,652)      $(15,867)
    Adjustments to reconcile net loss to net cash used in
      operating activities-
       Depreciation and amortization                                             233          1,480
       Net activity of research and development partnerships and
         contract research affiliate                                             998         (1,564)
       Valuation of warrants issued in payment as licensing fees                --            3,143
       Change in assets and liabilities-
         (Increase) decrease in assets-
           Accounts receivable, net                                             (540)          (814)
           Inventory                                                            --             (500)
           Prepaid expenses and other                                           (178)            68
         Increase (decrease) in liabilities-
          Accounts payable                                                      (382)           121
          Accrued liabilities                                                    634            667
          Advance billings                                                       479            (98)
          Other long-term liabilities                                            168            (24)
                                                                            --------       --------

       Net cash used in operating activities                                  (4,240)       (13,388)
                                                                            --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                                          (7,008)       (65,880)
  Maturities of marketable securities                                          1,220         62,250
  Purchase of property and equipment                                          (1,781)        (2,009)
  Investments in research and development partnerships and
    contract research affiliate                                               (2,051)          (519)
                                                                            --------       --------

     Net cash provided by (used in) investing activities                      (9,620)        (6,158)
                                                                            --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock for cash, net of issuance cost                     29,865            268
  Payments of receivables on sale of common stock                                 69              6
                                                                            --------       --------

     Net cash provided by financing activities                                29,934            274
                                                                            --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          16,074        (19,272)

CASH AND CASH EQUIVALENTS, beginning of period                                 5,037         22,655
                                                                            --------       --------
CASH AND CASH EQUIVALENTS, end of period                                    $ 21,111       $  3,383
                                                                            ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for-
       Interest                                                             $   --             --
       Income taxes                                                             --             --
     Non-cash financing and investing activities-
       Issuance of common stock to Physician Reliance Network,
         Inc. ("PRN") for collaborative agreement                              5,116          3,107


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               ILEX ONCOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1998

                (Amounts in Thousands, Except Share Information,
                Per Share Information or As Otherwise Indicated)



1.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

The accompanying interim consolidated financial statements presented herein include the accounts of ILEX Oncology, Inc. and its wholly-owned subsidiaries("the Company"). All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, all adjustments which are necessary for a fair presentation of financial position and results of operations have been made. It is recommended that these interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Certain prior period amounts have been reclassified to conform to the current period presentation.


2.   LOSS PER SHARE:

Diluted net loss per share is equal to basic net loss per share as the effect of all common stock equivalents is antidilutive.


3. INVESTMENTS IN AND ADVANCES TO RESEARCH AND DEVELOPMENT PARTNERSHIPS AND CONTRACT RESEARCH AFFILIATE:

In August 1998, the Company acquired an additional 10% of the ownership interest of P.F.K. Pharma Forschung Kaufbeuren GmbH ("PFK"), a European clinical research organization, for a cash payment of $519, bringing the Company's total ownership interest in PFK to 40%.

In May 1997, the Company entered into an agreement with LeukoSite, Inc. ("LeukoSite"), for an equally owned joint venture, L&I Partners, L.P. ("L&I"), for research collaboration endeavors. The following is summarized information for L&I as of and for the three months and nine months ended September 30, 1998 (unaudited):

                                                                               Three Months             Nine Months
                                                                                   Ended                   Ended
                                                                            September 30, 1998       September 30,1998
                                                                            ------------------       -----------------

                     Summarized Income Statement Information

          Revenue                                                                $    --                  $    --
          Research and development expenses                                         1,729                    5,856
          Other income                                                                  3                       11
                                                                                 --------                 --------
          Net loss                                                               $ (1,726)                $ (5,845)
                                                                                 ========                 ========

                      Summarized Balance Sheet Information

                               September 30, 1998

          Assets                                                                 $    334
          Liabilities                                                               5,021
                                                                                 --------
          Partners' equity (deficit)                                             $ (4,687)
                                                                                 ========

4.   STOCKHOLDERS' EQUITY:

In accordance with the terms of the collaborative agreements between the Company and Physician Reliance Network, Inc. ("PRN") the Company issued 314,600 shares of Common Stock to PRN in July 1998. The Company recorded the cost of the shares at market value on the date issued as an intangible asset and is amortizing this amount over the remaining nine-year term of the agreements.

5.   COMMITMENTS & CONTINGENCIES:

In March 1998, the Company entered into an agreement with The Burnham Institute to license a compound for development by the Company. The agreement called for an initial payment of $250 and a warrant to purchase 590,113 shares of the Company's common stock. Using a pricing model, the value of the warrant was determined to be $3,100. The agreement also requires subsequent payments to The Burnham Institute at the attainment of various milestones. The first of these milestones is expected to be reached in the fourth quarter of 1998.

In September 1998, the Company entered into an agreement a customer for the development of the compound SR-45023A. The agreement requires the Company to perform clinical development services valued at $3 million in exchange for a 30% ownership interest in the compound SR-45023A. The Company also has certain rights to negotiate for additional ownership interest.

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

                          Selected Segment Information


                                                   For the three months ended          For the three months ended
                                                        September 30, 1997                  September 30, 1998
                                                        ------------------                  ------------------
                                                Services    Products      Total     Services    Products      Total
                                                --------    --------      -----     --------    --------      -----

Revenues                                        $  1,212    $  1,622    $  2,834    $  2,190    $  1,400    $  3,590
Direct costs                                       1,493       2,394       3,887       2,422       3,051       5,473
                                                --------    --------    --------    --------    --------    --------
Segment operating income (loss)                     (281)       (772)     (1,053)       (232)     (1,651)     (1,883)
Equity in income (losses) in research and
  development partnerships and clinical
  research affiliate
                                                    --        (2,067)     (2,067)       --        (1,031)     (1,031)
                                                --------    --------    --------    --------    --------    --------
Segment income (loss)                           $   (281)   $ (2,839)   $ (3,120)   $   (232)   $ (2,682)   $ (2,914)
                                                ========    ========    ========    ========    ========    ========


                                                   For the nine months ended           For the nine months ended
                                                        September 30, 1997                  September 30, 1998
                                                        ------------------                  ------------------
                                                Services    Products      Total     Services    Products      Total
                                                --------    --------      -----     --------    --------      -----

Revenues                                        $  3,830    $  4,456    $  8,286    $  7,113    $  3,490    $ 10,603
Direct costs                                       3,662       6,308       9,970       7,036      12,404      19,440
                                                --------    --------    --------    --------    --------    --------
Segment operating income (loss)                      168      (1,852)     (1,684)         77      (8,914)     (8,837)
Equity in income (losses) in research and
  development partnerships
                                                    --        (2,613)     (2,613)       --        (3,390)     (3,390)
                                                --------    --------    --------    --------    --------    --------
Segment income (loss)                           $    168    $ (4,465)   $ (4,297)   $     77    $(12,304)   $(12,227)
                                                ========    ========    ========    ========    ========    ========


                      Reconciliation of Segment Information
                             To Consolidated Totals

                                                        Three months ended          Nine months ended
                                                            September 30              September 30
                                                            ------------              ------------
                                                         1997         1998         1997         1998
                                                         ----         ----         ----         ----

OPERATING LOSS:
  Reportable segment operating loss                  $  (1,053)   $  (1,883)   $  (1,684)   $  (8,837)
  Corporate general and administrative expense          (1,313)      (1,885)      (2,980)      (5,071)
                                                     ---------    ---------    ---------    ---------
Consolidated operating loss                          $  (2,366)   $  (3,768)   $  (4,664)   $ (13,908)
                                                     =========    =========    =========    =========

NET LOSS:
  Reportable segment net loss                        $  (3,120)   $  (2,914)   $  (4,297)   $ (12,227)
  Corporate general and administrative expense          (1,313)      (1,885)      (2,980)      (5,071)
  Gain on sale of marketable securities                     49         --             49
  Interest income                                          657          438        1,708        1,453
  Equity in loss of contract research affiliate            (83)        (150)         (83)         (71)
                                                     ---------    ---------    ---------    ---------
Consolidated net loss                                $  (3,859)   $  (4,462)   $  (5,652)   $ (15,867)
                                                     =========    =========    =========    =========

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

         In September 1998, the Company entered into an agreement a customer for the development of the compound SR-45023A. The agreement requires the Company to perform clinical development services valued at $3 million in exchange for a 30% ownership interest in the compound SR-45023A. The Company also has certain rights to negotiate for additional ownership interest.

         In August 1998, the Company acquired an additional 10% of the ownership interests of P.F.K. Pharma Forschung Kaufbeuren GmbH ("PFK"), a European clinical research organization, for a cash payment of $519,000, bringing the Company's total ownership interest in PFK to 40%.

         In accordance with the terms of the collaborative agreements between the Company and Physician Reliance Network, Inc. ("PRN") the Company issued 314,600 shares of Common Stock to PRN in July 1998. The Company recorded the cost of the shares at market value on the date issued as an intangible asset and is amortizing this amount over the remaining nine-year term of the agreements.

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

         The following is a discussion of the financial condition and results of operations for the Company for the three-month and nine-month periods ended September 30, 1997 and 1998. It should be read in conjunction with the Interim Consolidated Financial Statements of the Company, the Notes thereto and other financial information included elsewhere in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Operating Revenues

         Total revenue increased from approximately $2.8 million in the third quarter of 1997 to $3.6 million in the third quarter of 1998. The increase of approximately $0.8 million, or 29%, was due to an additional $1.0 million of contract research revenues offset by a reduction of $0.2 million in product development revenues. The reduction in product development revenues to approximately $1.4 million compares to $1.6 million in the third quarter of 1997. The decrease reflects the elimination of revenue from the development of two drugs, crisnatol and mitoguazone. The $1.0 million, or 83%, increase in contract research services revenues to $2.2 million, compared to approximately $1.2 million in third quarter 1997, reflects an increase in both the number of contracts underway as well as in the size and duration of the contract research projects.

Operating Expenses

         Research and Development Costs. Research and development costs increased from approximately $2.4 million in the third quarter of 1997 to $3.1 million in the third quarter of 1998. This increase of $0.7 million, or 29%, was primarily attributable to increased spending for the development of five compounds, CAMPATH-1H, DFMO, piritrexim, THP-Dox, and ILX23-7553 (Vitamin D3 analogue).

         General and Administrative Costs. General and administrative costs increased from approximately $1.3 million in the third quarter of 1997 to $1.9 million in the third quarter 1998. This increase of $0.6 million, or 46%, is primarily attributable to increases in rental expense and other facilities costs, legal costs, and compensation related to additional administrative staff.

         Direct Costs of Research Services. Direct costs of research services increased from $1.5 million in the third quarter of 1997 to $2.4 million in the third quarter of 1998. This increase of $0.9 million, or 60%, is primarily attributable to increases in expenditures required to support growth in the number and size of contract research contracts, including staffing expenses and facility and equipment expansion.

Equity in Income (Losses) of Research and Development Partnerships and Contract Research Affiliate

         Equity in losses of research and development partnerships decreased from $2.1 million in the third quarter of 1997 to $1.0 million in the third quarter 1998. The decrease of $1.1 million is due to the reduction of manufacturing costs for CAMPATH-1H, which is being developed in a joint venture with LeukoSite Inc. During the third quarter of 1997, the joint venture incurred substantial expense for the manufacturing of CAMPATH-1H for use in the ongoing clinical trials. No manufacturing expense was incurred in the third quarter of 1998.

         The Company recorded a loss of $83,000 from its investment in its affiliate, PFK, for the third quarter of 1997, compared to a loss of $150,000 for the third quarter of 1998. The increase of $67,000, or 81%, reflects the expenses incurred by PFK in expanding its operations into additional countries in Europe.

Net Interest Income

         Net interest income decreased from approximately $0.7 million in the third quarter of 1997 to $0.4 million in the third quarter of 1998. This decrease of $0.3 million, or 43%, is attributable to a decrease in aggregate average balances of cash, cash equivalents and investments in marketable securities.

Net Loss Per Share

         The net loss per share increased $.04 from $.31 in the third quarter of 1997 to $.35 in the third quarter of 1998 due to the reasons set forth above.

         NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Operating Revenues

         Total revenue increased from approximately $8.3 million in the first nine months of 1997 to $10.6 million in the first nine months of 1998. The increase of approximately $2.3 million, or 28%, was due to an additional $3.3 million of contract research revenues offset by a reduction of $1.0 million in product development revenues. The reduction in product development revenues to approximately $3.5 million from $4.5 million in the first nine months of 1997 reflects the elimination of revenue from the development of crisnatol and mitoguazone, which was partially offset by the addition of development revenue for CAMPATH-1H, and an increase in the development funding for piritrexim. The $3.3 million, or 87%, increase in contract research services revenues to $7.1 million, from approximately $3.8 million in the first nine months of 1997, reflects an increase in both the number of contracts underway as well as in the size and complexity of the contract research projects.

Operating Expenses

         Total Operating Expenses. Total operating expenses increased from approximately $13.0 million in the first nine months of 1997 to $24.5 million in the first nine months of 1998. This increase of approximately $11.5 million includes a one-time, non-cash expense for $3.1 million for the value of a warrant to purchase shares of common stock of the Company issued to The Burnham Institute in exchange for the licensing rights to THP-Dox. The remaining increase of $8.4 million, or 65%, reflects increases in research and development costs, general and administrative costs, licensing fees, and direct costs of research services.

         Research and Development Costs. Research and development costs increased from approximately $6.3 million in the first nine months of 1997 to $9.0 million in the first nine months of 1998. This increase of $2.7 million, or 43%, was primarily attributable to increased spending for the development of CAMPATH-1H, DFMO, piritrexim, THP-Dox, and ILX23-7553 (Vitamin D3 analogue).

         General and Administrative Costs. General and administrative costs increased from approximately $3.0 million in the first nine months of 1997 to $5.1 million in the first nine months of 1998. This increase of $2.1 million, or 70%, is primarily attributable to increases in rental expense and other facilities costs, legal costs, and compensation related to additional administrative staff.

         Direct Costs of Research Services. Direct costs of research services increased from $3.7 million in the first nine months of 1997 to $7.0 million in the first nine months of 1998. This increase of $3.3 million, or 89%, is primarily attributable to increases in expenditures required to support growth in the number and size of contract research contracts, including staffing expenses and facility expansion.

         Licensing Fees. Licensing fees of $3.4 million for the first nine months of 1998 relate to the acquisition of a license for THP-Dox from The Burnham Institute. Payment of the fee was $250,000 in cash and issuance to The Burnham Institute of a warrant to purchase 590,113 shares of the Company's common stock, which was valued at $3.1 million using a pricing model. Also in the first nine months of 1998, the Company paid a $50,000 fee in connection with the acquisition of the licensing rights for oxypurinol. Additional payments will be due upon attainment of specific milestones. No licensing fees were incurred in the first nine months of 1997.

Operating Loss

         The loss from operations increased from $4.7 million in the first nine months of 1997 to $14.0 million in the first nine months of 1998. This increase of $9.3 million includes a one-time, non-cash charge for the value of a warrant to purchase shares of common stock of the Company issued to The Burnham Institute for payment, in part, of a licensing fee for the compound THP-Dox, in the amount of $3.1 million. Additionally, spending by the Company on its products portfolio, which was not reimbursed by the Company's collaborative partners, increased by $3.6 million.

Equity in Income (Losses) of Research and Development Partnerships and Contract Research Affiliate

         Equity in losses of research and development partnerships increased from $2.6 million in the first nine months of 1997 to $3.4 million in the first nine months of 1998. The increase of $0.8 million relates to increased development costs for CAMPATH-1H and piritrexim, which are being developed by the Company's joint ventures with LeukoSite Inc. and MPI Enterprises, L.L.C., respectively.

         The Company recorded a loss of $83,000 from its investment in its affiliate, PFK, for the first nine months of 1997, compared to a loss of $71,000 for the first nine months of 1998. The increase of $12,000, or 14%, reflects the expansion expenses incurred by PFK in expanding its operations into additional countries in Europe.

Net Interest Income

         Net interest income decreased from approximately $1.7 million in the first nine months of 1997 to $1.5 million in the first nine months of 1998. This decrease of $0.2 million, or 12%, is attributable to a decrease in average aggregate balances of cash, cash equivalents and investments in marketable securities.

Net Loss

         The net loss increased $10.2 million from $5.7 million in the first nine months of 1997 to $15.9 million in the first nine months of 1998 for the reasons set forth above.

Net Loss Per Share

         The net loss per share increased $.81 from $.47 in the first nine months of 1997 to $1.28 in the first nine months of 1998 for the reasons set forth above.

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

INCOME TAXES

     The availability of net operating loss carryforwards to reduce U.S. federal taxable income is subject to various limitations under the Internal Revenue Code of 1986 (the "Code"), as amended, in the event of an ownership change as defined in Section 382 of the Code. As of December 31, 1997, the Company had incurred at least a 31 percent ownership change during the applicable three-year period. The Company does not believe that this change in ownership significantly impacts the Company's ability to utilize its net operating loss and tax credit carryforwards as of December 31, 1997, because the amount of the annual limitation under the Code of such carryforwards, during the remaining carryforward periods, is in excess of the total amount of net operating loss and tax credit carryforwards. There was no material ownership change during the nine-month period ended September 30, 1998.

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

         To date, the majority of the Company's expenditures have been for research and development activities. ILEX expects research and development expenses to be significant for the next several years as its development programs progress. As of September 30, 1998, the Company had cash, cash equivalents and investments in marketable securities of approximately $27.0 million and working capital of approximately $27.0 million. The Company believes that such amounts will be used primarily to support continued research and development of its compounds, expand its contract research services business, for general and administrative expenses and for other general corporate purposes.

         As of September 30, 1998, the Company had no material commitments for capital expenditures.

         ILEX's future expenditures and capital requirements will depend on numerous factors including, without limitation, the progress of its research and development programs, the progress of its preclinical and clinical testing, the magnitude and scope of these activities, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in or termination of existing collaborative arrangements, the ability of the Company to establish, maintain and avoid termination of collaborative arrangements, and the purchase of capital equipment and acquisitions of compounds, technologies or businesses. The Company's cash requirements are expected to increase each year as the Company expands its activities and operations. There can be no assurance that the Company will ever be able to generate product revenue or achieve or sustain profitability.

YEAR 2000 COMPLIANCE

         The efficient operation of the Company's business is dependent on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several key areas of the Company's business including information management services, scientific data compilation and financial reporting, as well as in various administrative functions. The Company has begun an ongoing evaluation of its Programs and Systems to identify potential year 2000 compliance problems, as well as manual processes, external interfaces with customers, and services supplied by vendors to coordinate year 2000 compliance and conversion. The year 2000 problem refers to the limitations of the programming code in certain existing software programs to recognize date sensitive information for the year 2000 and beyond. Unless modified prior to December 31, 1999, such software may not properly recognize date sensitive information and could generate erroneous data or cause a system to fail to operate properly. Based on current information, the Company expects to attain year 2000 compliance and institute appropriate testing of its modifications and replacements in a timely fashion and in advance of the year 2000 date change. All necessary modification or replacement of the Company's Programs and Systems is being performed in-house by company personnel.

         The Company believes that, with modifications to existing software and conversions to new software, the year 2000 problem will not pose a significant operational problem for the Company. Management of the Company currently anticipates that the expenses and capital expenditures associated with its year 2000 compliance project, including costs associated with modifying the Programs and Systems as well as the cost of purchasing or leasing certain hardware and software, will not have a material effect on its business, financial condition or results of operations and are expenses and capital expenditures the Company anticipated incurring in the ordinary course of business regardless of the year 2000 problem. Purchased hardware and software has been and will continue to be capitalized in accordance with normal policy. Personnel and other costs related to this process are being expensed as incurred.

         The costs of year 2000 compliance and the expected completion dates are the best estimates of Company management and are believed to be reasonably accurate. In the event the Company's plan to address the year 2000 problem is not successfully or timely implemented, the Company may need to devote more resources to the process and additional costs may be incurred, which could have a material adverse effect on the Company's financial condition and results of operations. Problems encountered by the Company's vendors, customers and other third parties also may have a material adverse effect on the Company's financial condition and results of operations.

         In the event the Company determines, following the year 2000 date change, that its Programs and Systems are not year 2000 compliant, the Company will likely experience delays in processing and compiling scientific data, processing customer orders and invoices, compiling information required for financial reporting and performing various administrative functions. In the event of such occurrence, the Company's contingency plan calls for it to switch vendors or obtain hardware and/or software that is year 2000 compliant, and until such hardware and/or software can be obtained, the Company will plan to use non-computer systems for its business, including scientific data compilation, information management services and financial reporting, as well as its various administrative functions.

YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT

         To the maximum extent permitted by applicable law, the above information is being designated as "Year 2000 Readiness Disclosure" pursuant to the "Year 200 Information and Readiness disclosure Act" which was signed into law on October 19, 1998.

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


                                  ILEX ONCOLOGY, INC.
                                  (Registrant)



Dated:  November 13, 1998         By:     /s/ Richard L. Love
      -------------------            ------------------------------------------
                                       Richard L. Love
                                       President and Chief Executive Officer
                                         (Principal Executive Officer)



Dated:  November 13, 1998         By:     /s/ Michael T. Dwyer
      -------------------            ------------------------------------------
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

 11.1          Computation of Net Loss Per Share

 27.1          Financial Data Schedule