Form 10-K
period 1998-12-31
ILEX ONCOLOGY INC
filed 1999-03-31
CIK 1001915

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K


      (MARK ONE)
         X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the
                          fiscal year ended December 31, 1998
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                           ------------  -----------
                         Commission file number 0-22147

                               ILEX ONCOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                       74-2699185
      (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)
       11550 I.H. 10 WEST, SUITE 100
            SAN ANTONIO, TEXAS                                    78230
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
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO   .
                                             ---  ---
         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY
AMENDMENT TO THIS FORM 10-K.      .
                             -----

         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF MARCH 12, 1999 IS 12,875,582.

         THE AGGREGATE MARKET VALUE OF THE STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 12, 1999 WAS APPROXIMATELY $74.0 MILLION.

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

                                     PART I.


ITEM 1.  BUSINESS

SUMMARY

         ILEX Oncology, Inc. ("ILEX" or the "Company") is a drug development company focused exclusively on accelerated development of drugs for the treatment and prevention of cancer. The Company uses its expertise in the identification, development, manufacturing and regulatory approval process of oncology drugs to (i) develop cancer treatment products, (ii) develop products for the prevention of cancer and (iii) provide contract research services to pharmaceutical and biotechnology companies. The Company has ten cancer treatment compounds under development, including six in Phase II or Phase III clinical trials. Consistent with its strategy, the Company has worldwide development and marketing collaborations with LeukoSite, Inc. ("LeukoSite"), Eli Lilly and Company ("Lilly"), and Symphar S.A. ("Symphar") to develop some of its compounds.

         In addition to its proprietary product development programs, the Company offers contract research services on a contract basis to the pharmaceutical and biotechnology industries. ILEX Oncology Services, Inc. ("ILEX Services") is a full service contract research organization ("CRO") specializing in oncology. The Company believes it is currently the only full-service provider of CRO services focused exclusively on oncology. In July 1997, the Company entered into a strategic collaboration with PRN Research, Inc., ("PRN"), a wholly-owned subsidiary of Physician Reliance Network, Inc. ("PRN Parent"), the largest oncology practice management company in the U.S., under which ILEX will have priority access to cancer patients for clinical trials and PRN will refer contract research business to ILEX. The Company offers its contract research clients, among other things, expertise in the design of cancer clinical protocols, preparation of regulatory submissions, toxicology services, organization and monitoring of clinical trials and state-of-the-art manufacturing capabilities. As a result of such capabilities, ILEX believes that it may be able to reduce the time normally required by pharmaceutical and biotechnology companies and broad-based CRO's to develop oncology products and increase the probability of obtaining regulatory approval.

         ILEX was formed by The Cancer Therapy and Research Foundation of South Texas ("CTRC") in December 1993 for the purpose of conducting certain advanced drug development programs and pursuing commercial opportunities which were not within the scope of CTRC's tax-exempt purpose. The Company's common stock began trading publicly on February 20, 1997.

         ILEX's objective is to be a leading worldwide oncology drug development company. The Company believes that its approach of developing proprietary products for cancer treatment combined with providing CRO services to pharmaceutical and biotechnology companies will generate revenues in the near term and diversify risk, while developing a portfolio of proprietary products with significant long-term potential. The Company's strategy consists of the following elements: (i) focusing on the expanding cancer market; (ii) using its expertise to identify and in-license compounds in later stages of development;
(iii) forming strategic collaborations with corporate partners; and (iv) offering a full range of oncology product development and manufacturing services.

         ILEX implements this strategy through its two wholly owned operating subsidiaries, ILEX Products, Inc. ("ILEX Products") and ILEX Services. Each subsidiary operates under a separate and dedicated management team. ILEX Products focuses on the research and development of ILEX's own portfolio of anticancer compounds, while ILEX Services provides drug development services to pharmaceutical and biotechnology companies on a fee-for-service basis. In addition, ILEX Services provides research services on a contract basis for ILEX Products' product portfolio.

         ILEX is also developing chemoprevention compounds. Physicians are increasingly able to identify people at risk of developing cancer. For example, tests are currently available to detect precancerous conditions, such as lesions of the cervix and recurrent colon polyps. In the future, it is expected that genetic markers will also be used to identify high-risk individuals. The Company is attempting to develop oral, non-toxic drugs which, when taken chronically, may prevent a progression to cancer. ILEX believes that clinical development strategies aimed at obtaining marketing approval based upon achieving intermediate endpoints will be necessary to the timely development of such drugs. Currently the Company has two chemoprevention compounds under development.

         The Company was incorporated in Delaware in 1993. The Company's principal offices are located at 11550 IH-10 West, Suite 100, San Antonio, Texas 78230. The Company's phone number is (210) 949-8200.

RECENT DEVELOPMENTS

ILEX PRODUCTS

o ILEX, through its joint venture with LeukoSite, has initiated a pivotal Phase II trial for CAMPATH(R) in chronic lymphocytic leukemia ("CLL"). The Company expects to combine the results of this study with the results from previously conducted Phase II studies and submit a Biologics License Application seeking Food and Drug Administration ("FDA") approval under the FDA's Fast Track accelerated approval procedure in 1999.

o The Company has begun a Phase III pivotal trial of eflornithine to determine its efficacy in preventing the recurrence of superficial bladder cancer, and also a Phase III trial of eflornithine for the prevention of non-melanoma skin cancer.

o ILEX has entered into a joint development agreement with Symphar of Geneva, Switzerland to develop SR-45023A (discovered by Symphar), an orally active, well tolerated compound which selectively targets cancer cells inducing their death through apoptosis. This program has recently entered Phase I clinical studies.

o The Company has expanded the Phase I trials of intoplicine, a synthetic anticancer agent which simultaneously inhibits the enzymes topoisomerase I and II, catalysts in DNA reformation.

o ILEX and Lilly have entered an agreement under which ILEX will develop the diarysulfonylurea ILX-295501, a compound that has demonstrated anti-tumor activity in a broad spectrum of human tumors.

o ILEX has acquired the rights to THP-Dox, a receptor-targeted angiogenesis inhibitor currently in non-clinical development, through a license with The Burnham Institute ("TBI").

o The Company has initiated the Phase II trial of aminopterin, a potent antifolate that effectively inhibits cancer cell replication.

ILEX SERVICES

o ILEX has expanded access to cancer patients for clinical trials through the Company's continuing strategic alliance with PRN, one of the nation's largest Phase II/III clinical trial networks.

o The Company has reoriented its European affiliate, P.F.K.-ILEX, to focus exclusively in oncology, enabling the Company to provide services to develop anticancer compounds simultaneously in the U.S. and Europe.

STRATEGY

         ILEX's objective is to be a leading worldwide oncology drug development company. By using its expertise in the identification, development, manufacturing and regulatory approval process of oncology drugs, the Company develops cancer treatment products and provides CRO services to pharmaceutical and biotechnology companies. ILEX believes that this approach will, in the near term, generate licensing fees, research and development funding, milestone payments, and fee-for-service or participatory revenues pursuant to contracts with its CRO clients, and in the longer term, generate payments from its corporate partners for its cancer treatment drugs and allow the Company to generate revenue from its chemoprevention drugs. The Company believes that this strategy will enable it to generate revenues in the near term and diversify risk, while building a portfolio of proprietary products with significant long-term potential. ILEX's strategy consists of the following elements:

         FOCUS ON THE EXPANDING CANCER MARKET. The American Cancer Society estimated that over 1.2 million new cases of cancer would be diagnosed and approximately 565,000 cancer deaths, representing approximately 25% of all projected deaths, would occur in the U.S. in 1998. Cancer is currently the second leading cause of death in the U.S., and over 10 million people alive today have a history of cancer. The worldwide oncology drug market is estimated to be $12 billion a year, growing at 12% per year. It is expected that there will be an increased need for oncology products because the incidence of cancer increases dramatically with age, and the over-65 population is one of the fastest growing age groups in the U.S. Moreover, due to the life threatening nature of cancer, the FDA has announced procedures for accelerating the approval of oncology agents, thereby reducing the amount of time required to bring such agents to market. ILEX believes that the increasing demand for oncology products and the acceleration of the oncology product approval process by the FDA creates a unique opportunity for the Company to use its expertise in oncology drug development.

         USE ITS EXPERTISE TO IDENTIFY AND IN-LICENSE COMPOUNDS. The Company will continue to use the expertise of its management team and its Scientific Advisory Board, as well as its established relationship with CTRC Research Foundation ("CTRC Research"), the research subsidiary of CTRC, and its related entities, to identify and in-license oncology compounds for development. ILEX focuses its development activities on cancer treatment compounds in the later stages of development in order to reduce the risk associated with drug discovery and early stage development. The Company concentrates on those compounds that have demonstrated preliminary safety and efficacy in human and/or animal studies, and that are protected by, among other things, patents or Orphan Drug status (an FDA designation of a drug intended to treat a "rare disease or condition"). There are more than 400 oncology drugs currently in clinical development worldwide. The Company believes that many of these oncology drugs will become available for in-licensing or equity participation by ILEX or other market participants because (i) industry consolidation has caused pharmaceutical and biotechnology companies to prioritize research and development programs, resulting in numerous licensing opportunities, (ii) evaluation of a compound's market potential based on its initial use may lead to an underestimation of the market potential of certain oncology products and (iii) the market potential of certain of these compounds may be considered too small to be attractive to large drug companies.

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

         OFFER FULL-RANGE OF ONCOLOGY PRODUCT DEVELOPMENT AND MANUFACTURING SERVICES. The Company believes it is currently the only full-service provider of CRO services focused exclusively on oncology. The Company offers its CRO clients, among other things, expertise in the design of cancer clinical protocols, preparation of regulatory submissions, toxicology services, organization and monitoring of clinical trials and state-of-the-art manufacturing capabilities. As a result of such expertise, the Company believes that it may be able to reduce the time normally required by other pharmaceutical and biotechnology companies and broad-based CRO's to develop oncology products and increase the probability of obtaining regulatory approval.

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

         TREATMENT OF CANCER. The three most prevalent methods of treating patients with cancer are surgery, radiation therapy and chemotherapy. A cancer patient often receives a combination of two or all three of these treatment methods. Surgery and radiation therapy are particularly effective in patients in which the disease has not yet spread to other tissues or organs. Chemotherapy is the principal treatment for tumors that have metastasized. The purpose of chemotherapy is to interfere with the molecular and cellular processes that control the development, growth and survival of malignant tumor cells. Chemotherapy involves the administration of drugs designed to kill cancer cells ("cytotoxic drugs") or the administration of hormone analogs to either reduce the production of, or block the action of, certain hormones, such as estrogens and androgens, which affect the growth of tumors. In many cases, chemotherapy consists of the administration of several different drugs in combination. Because chemotherapeutic agents generally attack rapidly dividing cells indiscriminately, damaging normal as well as cancerous cells, use of such agents often has adverse effects.

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

             [The remainder of this page intentionally left blank.]

ILEX PRODUCTS UNDER DEVELOPMENT

         ILEX is developing compounds for treating patients with cancer and premalignant conditions. ILEX has incurred research and development costs of approximately $3.6 million, $6.7 million, and $15.5 million for 1996, 1997 and 1998, respectively. In addition to the $15.5 million spent in 1998, an additional $4.5 million loss was recognized as equity in losses of research and development partnerships. The following table summarizes the drugs under development by the Company and is qualified in its entirety by the more detailed information following the table and elsewhere in this Annual Report on Form 10-K. The Company holds the worldwide marketing rights to each of these drugs, including the shared marketing rights to CAMPATH(R).

                           PRODUCTS UNDER DEVELOPMENT


---------------------------------------------------------------------------------------------------------------

        COMPOUNDS                       INDICATIONS                          DEVELOPMENT STATUS(1)

---------------------------------------------------------------------------------------------------------------
CAMPATH(R)                  Chronic lymphocytic leukemia         Pivotal Phase II in U.S. & Europe nearing
                                                                 completion.  Anticipates filing BLA with FDA
                                                                 and MAA with EMEA in 1999 (2)
---------------------------------------------------------------------------------------------------------------
Eflornithine (DFMO)         Superficial bladder cancer(3)        Phase III - ongoing
---------------------------------------------------------------------------------------------------------------
Oxypurinol                  Symptomatic hyperuricemia            Establishing registration plan
---------------------------------------------------------------------------------------------------------------
Aminopterin                 Endometrial cancer(4)                Phase II ongoing
---------------------------------------------------------------------------------------------------------------
Piritrexim                  Malignant fibrous histiocytoma       Phase II ongoing
---------------------------------------------------------------------------------------------------------------
ILX-295501                  Several solid tumors                 Phase II trials planned for mid-1999
---------------------------------------------------------------------------------------------------------------
Intoplicine                 Solid tumors                         Phase I - ongoing in the U.S. & Canada
---------------------------------------------------------------------------------------------------------------
SR-45023A                   Solid tumors                         First Phase I - ongoing
                                                                 Second Phase I planned for mid-1999
---------------------------------------------------------------------------------------------------------------
ILX23-7553                  Solid tumors                         Investigational New Drug ("IND") approved in
(Vitamin D3 analog)                                              1999
                                                                 Phase I planned for mid-1999
---------------------------------------------------------------------------------------------------------------
THP-Dox                     Solid tumors                         Non-clinical
---------------------------------------------------------------------------------------------------------------


(1) Trials indicated are either conducted or planned to be initiated by ILEX, except as otherwise indicated.

(2) The Company has formed a joint venture with LeukoSite to jointly develop CAMPATH(R).

(3) The National Cancer Institute ("NCI") and other independent investigators are also sponsoring trials of DFMO in other indications, such as non-melanoma skin cancer, colon cancer, cervical intraepithelial neoplasia, anal intraepithelial neoplasia, prostate cancer, and dysplasia.

(4) An independent investigator is also sponsoring a trial of aminopterin in patients with acute lymphoblastic leukemia.

                            ILEX'S PRODUCT PORTFOLIO

CAMPATH(R)

OVERVIEW

         CAMPATH(R) is a humanized monoclonal antibody currently under development for the treatment of patients with CLL. ILEX and its development partner, LeukoSite, have formed an equally owned joint venture, L&I Partners, L.P., (L&I Partners) to develop CAMPATH(R). L&I Partners licensed CAMPATH(R) from LeukoSite, who licensed the product from British Technology Group ("BTG").

DEVELOPMENT HISTORY

         CAMPATH(R) was initially evaluated by Burroughs Wellcome Co. ("BW"), now Glaxo Wellcome, in a variety of indications. L&I Partners, after reviewing data from Phase I and II clinical trials, identified that the compound was active in the treatment of patients with CLL. CAMPATH(R) binds to the CD52 antigen resulting in the selective depletion of lymphocytes. This selective depletion permits the body to retain hematopoietic stem cells which are crucial to normal immune function.

         CLL patients are presently treated with chlorambucil and fludarabine as first-line or second-line therapy. Despite this course of treatment, most patients not dying of other causes eventually relapse. No approved therapy is available to treat patients who fail therapy with fludarabine. Based on data from clinical trials, the Company believes that CAMPATH(R) may be effective for symptomatic CLL patients who have failed the current standard of care and second line therapies.

         L&I Partners has entered into an agreement with Boehringer Ingleheiim Pharma KG, for the manufacture of CAMPATH(R).

DEVELOPMENT STATUS

         Under an FDA-approved plan, L&I Partners agreed to conduct a pivotal Phase II trial of patients with CLL who have failed treatment with alkylating agents and with fludarabine phosphate. This pivotal trial was launched in the second quarter of 1998 and is expected to be completed in early 1999. Investigator confidence and enthusiasm for CAMPATH(R) resulted in the accrual of 93 patients in over 20 European and U.S. sites in less than four months. The primary end-point for this study is the objective response rate as defined by NCI criteria. Patient enrollment has been completed and data from this trial are currently under evaluation. L&I Partners plans to file for marketing approval in the U.S. and Europe in 1999. The FDA has designated CAMPATH(R) for "fast track" development, clearing the way for expedited review of the companies' application for marketing approval in the U.S. CAMPATH(R) was granted orphan drug status in late 1997.

MARKETING

         CLL is the most prevalent form of adult leukemia, afflicting 120,000 patients in the U.S. and Europe. LeukoSite and ILEX are in discussions with pharmaceutical companies with the objective of establishing one or more marketing and distribution agreements for CAMPATH(R).

PROPRIETARY POSITION

         L&I Partners licensed CAMPATH(R) from LeukoSite, which had previously licensed the compound from BTG. A series of patent applications have been made. Certain of these have been granted in countries outside the U.S. including key European markets. L&I Partners has a patent application pending in the U.S.

EFLORNITHINE (DFMO)

OVERVIEW

         Eflornithine (also known as difluoromethyleornithine or DFMO) is a potent, irreversible inhibitor of ornithine decarboxylase (ODC), the first rate-limiting enzyme in the biosynthesis of polyamines. Polyamines play critical roles in the differentiation and proliferation of cells and are also essential for neoplastic transformation. Eflornithine is potentially effective both as a chemopreventive in precancerous conditions and as a chemotherapeutic in a variety of cancers. As a chemotherapeutic, eflornithine may be most effective as a well tolerated, oral therapy for the prevention of progression and/or recurrence of early stage disease.

         In collaboration with the NCI, ILEX began a Phase III registration-directed study of eflornithine in superficial bladder cancer patients in early 1999. ILEX is also working with the NCI and other independent investigators to evaluate eflornithine in a variety of other cancers.

DEVELOPMENT HISTORY

         Numerous studies have demonstrated the usefulness of eflornithine. Extensive work with a variety of experimental tumor models has indicated that eflornithine, as a single agent, is effective in bringing about substantial reduction in tumor burden, even when the therapy is initiated during the early stages of tumor growth. The effects of eflornithine on tumor cell growth have been even more impressive and significant when it has been given in combination with other agents.

         In addition to its cancer treatment potential, eflornithine has shown potential to prevent the onset of cancer. Non-clinical models have demonstrated that eflornithine can block one of the steps involved in carcinogenesis in a number of tumor models. Studies sponsored by the NCI's Division of Cancer Prevention and Control ("DCPC") have shown that eflornithine can reverse certain premalignant conditions.

DEVELOPMENT STATUS

         ILEX, in collaboration with the NCI, has initiated a Phase III registration-directed trial of eflornithine in patients with superficial bladder cancer. ILEX is also working with the NCI and independent investigators to evaluate eflornithine in prostate cancer, recurrent colon polyps, anal and cervical intraepithelial neoplasia, advanced breast cancer, Barrett's esophagus, and non-melanoma skin cancer.

MARKETING

         Approximately 225,000 patients in the U.S. have been diagnosed with superficial bladder cancer. A substantial portion of these patients will be potential candidates for therapeutic measures aimed to prevent the recurrence of their bladder tumors after transurethral resection. Preliminary market estimates of eflornithine administered chronically for the treatment of patients with superficial bladder cancer suggest peak year sales of $200 million. The Company is seeking one or more partners for the development and marketing of eflornithine.

PROPRIETARY POSITION

         ILEX obtained a worldwide, exclusive license to patents for eflornithine. This product is protected by various patents, including the composition of matter and various use patent applications that are pending. ILEX obtained the license from Marion Merrill Dow, Inc. which is now known as Hoechst Marion Roussel, for use both in cancer and infectious diseases.

AMINOPTERIN

OVERVIEW

         Aminopterin, an antifolate, inhibits both the enzyme dihydrofolate reductase (DHFR) and folic acid synthesis, which can lead to inhibition of DNA, RNA, and protein synthesis. Results from a Phase I study of aminopterin, suggest that this product may be an effective therapy for endometrial cancer.

DEVELOPMENT HISTORY

         Aminopterin was initially discovered and synthesized in 1947 by Sydney Farber of the Farber Cancer Institute in Boston. In 1948, aminopterin became the first antifolate used to obtain a temporary remission in children with acute leukemia. It was the first drug to demonstrate the effectiveness of folate inhibition for cancer therapy.

DEVELOPMENT STATUS

         ILEX is conducting a Phase II trial of aminopterin in patients with recurrent endometrial cancer. An independent investigator is also sponsoring a trial of aminopterin in patients with acute lymphoblastic leukemia.

PIRITREXIM

OVERVIEW

         Piritrexim is a lipid-soluble DHFR. ILEX is currently evaluating the efficacy of piritrexim in malignant fibrous histiocytoma (MFH), a form of sarcoma or tumor of connective tissue.

DEVELOPMENT HISTORY

         During Phase I and II studies of piritrexim administered to more than 700 patients, tumor responses were noted in patients with advanced bladder cancer, Kaposi's sarcoma, colon cancer, melanoma, head-and-neck cancer and other cancers, but the most activity was noted in patients with sarcoma.

DEVELOPMENT STATUS

         ILEX is currently evaluating the efficacy of piritrexim in a Phase II study of patients diagnosed with MFH.

MARKETING

         MFH is one of the most common pathologic types of mesenchymal tumors, representing some 10% of all soft tissue sarcomas in adults. About 6,600 patients per year in the U.S. are diagnosed with MFH.

PROPRIETARY POSITION

         In March 1995, the Company obtained an exclusive, worldwide license to patents held by BW covering the composition and use of piritrexim for all cancer indications.

ILX-295501

OVERVIEW

         ILX-295501 is a diarysulfonylurea, a class of compounds with substantial non-clinical antitumor activity. ILEX, in partnership with Lilly, will conduct Phase II trials of ILX-295501 in non-small cell lung cancer, renal cancer, melanoma, and ovarian cancer.

         The mechanism of action of ILX-295501 is unknown. It is not cell cycle-specific and does not inhibit synthesis of DNA, RNA or protein. It appears to change intracellular pH and intracellular calcium concentrations through an unidentified mechanism.

DEVELOPMENT HISTORY

         In January of 1999, ILEX and Lilly agreed to jointly develop
ILX-295501.

         ILX-295501 has demonstrated in vivo anti-tumor activity against a broad spectrum of human tumors, including non-small cell lung, ovarian, pancreatic and colon cancers. The compound also has demonstrated in vitro activity against human tumor colony forming units. In the human tumor cloning assay, high degrees of activity were noted against kidney, non-small cell lung, melanoma, ovarian, and stomach human tumor colony-forming units.

DEVELOPMENT STATUS

         Protocols are currently under development for the following Phase II trials of ILX-295501: renal cell carcinoma, ovarian cancer, non-small cell lung cancer, and melanoma.

PROPRIETARY POSITION

         ILEX has obtained an exclusive, worldwide license from Lilly to ILX-295501. Under the license agreement Lilly has an option to buy back marketing rights at the end of Phase II trials.

INTOPLICINE

OVERVIEW

         Intoplicine is unique in that it inhibits both topoisomerase I and II. These enzymes are involved in the replication of DNA and are required for the proliferation of tumor cells. Inhibitors of topoisomerases interfere with the DNA-nicking/closing reactions catalyzed by these enzymes. Through a reversible stabilization of the covalent "cleavable complex" formed between the respective topoisomerases and DNA, intoplicine induces single and double strand DNA breaks which eventually lead to cell death. Currently, ILEX is sponsoring a Phase I clinical trial of intoplicine in the U.S. and Canada.

DEVELOPMENT HISTORY

         In non-clinical studies, intoplicine demonstrated significant antitumor activity against human tumor stem cells and in tumor bearing animal model systems.

DEVELOPMENT STATUS

         A single-center, Phase I study, sponsored by the Company, is being conducted at the CTRC in San Antonio, Texas. This is a dose-seeking trial to evaluate the feasibility of administering intoplicine on a prolonged infusion schedule of up to 21 days to patients with locally advanced or metastatic cancer. This trial also seeks to determine the maximum tolerated dose level and recommended Phase II dose for subsequent disease-directed evaluations. The rationale for this prolonged infusion is to maximize the exposure of malignant cells to active concentrations of intoplicine, while avoiding high peak plasma levels and thereby preventing liver toxicity.

PROPRIETARY POSITION

         In 1994, ILEX in-licensed the rights to intoplicine in North America from Rhone-Poulenc Rorer S.A.

SR-45023A

OVERVIEW

         In September 1998, ILEX and Symphar, a private Swiss biotech company founded in 1977, entered into a co-development agreement on SR-45023A. This product is a bisphosphonate ester that binds to the FXR (as defined below) receptor and appears to induce cell apoptosis (programmed cell death) of cancer cells. Unlike many chemotherapeutic agents currently being used, SR-45023A can be taken orally. SR-45023A has already been tested in healthy volunteers without significant toxicity. A Phase I trial of SR-45023A in advanced metastatic cancer is now under way in the U.S. If successful, SR-45023A has the potential to be used broadly in a variety of cancers and in concert with other forms of chemotherapy. Because of its apparent selectivity for neoplastic cells and its low toxicity, SR-45023A may also find a role as a chemopreventive agent.

DEVELOPMENT HISTORY

         SR-45023A was originally discovered by Symphar in Geneva, Switzerland. In September 1998, ILEX and Symphar entered into a co-development agreement.

         SR-45023A is an orally active, bisphosphonate ester derivative with a novel mechanism of action.

         Apoptosis, the process by which cells normally age and die, is essential for healthy cell function and tissue homeostasis. Cancer (the uncontrolled proliferation of cells) is thought to arise, in part, from the deregulation of apoptosis. Therefore, agents that regulate this process may play a role in cancer therapy and prevention.

         SR-45023A binds to a newly identified nuclear receptor (FXR), selectively inducing apoptosis (i.e., cell death) in malignant cells. SR-45023A has potential in both chemoprevention and the treatment of a variety of cancers and in concert with other forms of chemotherapy.

DEVELOPMENT STATUS

         Since SR-45023A has exhibited significant antitumor activity in non-clinical tumor models and has been well tolerated in animal and early clinical testing, this Phase I study is being performed to (1) establish the maximum tolerated dose of SR-45023A, (2) perform steady state pharmacokinetic studies, and (3) profile toxicities in cancer patients with metastatic advanced disease. A Phase I study is under way at the University of Arizona.

PROPRIETARY POSITION

         The process for preparation of SR-45023A, as well as the use of the compound for the treatment of cancer, are covered by several U.S. and international patents which are either issued or pending. The patents are held by Symphar, and the Company is earning an equity interest in the product. These patents and applications have recent priority dates and, therefore, this proprietary compound will have prolonged protection.

ILX23-7553 (VITAMIN D3 ANALOG)

OVERVIEW

         ILX23-7553 is a vitamin D3 analog that has been shown to inhibit cell proliferation and induce cell differentiation in non-clinical models. ILEX received approval of the IND application for ILX23-7553 in March 1999. ILEX will conduct Phase I clinical trials to assess the effectiveness of ILX23-7553 as both a single agent and in combination with other anti-cancer drugs. Because of its oral bioavailability and relatively low toxicity, ILX23-7553 has the potential to act as a chemopreventive agent as well.

DEVELOPMENT HISTORY

         In the search for a less toxic treatment agent, numerous analogs of vitamin D3 (deltanoids) have been studied. Several deltanoids demonstrate enhanced antileukemic properties without hypercalcemia. One of the most promising is ILX23-7553.

         ILX23-7553 has been shown in non-clinical studies to cause cancer cells to stop dividing (i.e. differentiation) and to shrink established tumors. At therapeutic concentrations, ILX23-7553 does not appear to cause hypercalcemia, a potential toxic side effect caused by vitamin D3 and its analogs.


DEVELOPMENT STATUS


         ILEX received approval of the IND for ILX23-7553 in March 1999. ILEX plans to initiate two Phase I trials of single agent ILX23-7553 at two different schedules in patients with refractory solid tumors. These will be followed by a Phase I trial in combination with chemotherapy. Then several Phase II trials are likely in prostate, breast and other potential targets, including asthenia associated with cancer.

PROPRIETARY POSITION

         ILEX has obtained an exclusive, worldwide license from Hoffmann-La Roche to ILX23-7553.

THP-DOX

OVERVIEW

         THP-Dox was discovered and developed by Dr. Erkki Ruoslahti and his associates at TBI. THP-Dox links a "tumor homing peptide" (THP) to one of the most effective chemotherapy drugs, doxorubicin.

         THP-Dox is a novel therapeutic concept that may potentially be an effective treatment for a variety of solid tumors (breast, colon, lung, prostate, kidney, etc.). It attacks the blood vessels, which carry oxygen and nutrients to tumor cells, and delivers one of the most commonly used and effective therapies in the oncologist's arsenal (doxorubicin) directly to tumor cells. In effect, its potential to target both tumor blood vessels and tumor cells is the biggest advantage of THP-Dox.

DEVELOPMENT HISTORY

         TBI discovered the peptides that target the endothelial cells of tumor vasculature. This research was funded by grants from the NCI. In 1998, ILEX licensed THP-Dox from TBI.

DEVELOPMENT STATUS

         THP-Dox is still in the non-clinical stage of its development.

PROPRIETARY POSITION

         ILEX has obtained an exclusive, worldwide license from TBI to THP-Dox.

OXYPURINOL

OVERVIEW

         Oxypurinol is the active metabolite of allopurinol, an inhibitor of xanthine oxidase. Since 1995, ILEX has maintained the compassionate distribution of oxypurinol, a program that has been in existence 32 years. ILEX is in the process of establishing an FDA-approved registration plan for this agent. In November 1998, ILEX received orphan drug status for oxypurinol.

DEVELOPMENT HISTORY

         Oxypurinol, the primary metabolite of allopurinol, is also a xanthine oxidase inhibitor. It was developed by BW. Since 1967 it has been made available, however, for compassionate use in allopurinol-intolerant patients by BW and, more recently, by ILEX.

DEVELOPMENT STATUS

         In November 1998, ILEX received orphan drug status for the use of oxypurinol in symptomatic hyperuricemic patients. This status will grant ILEX seven years of market exclusivity.

MARKETING

         Oxypurinol will be used by the patient who is intolerant to allopurinol. Approximately 3% to 5% of patients who take allopurinol are intolerant to it.

PROPRIETARY POSITION

         In 1995, ILEX obtained an exclusive to license oxypurinol from BW.

MITOGUAZONE (MGBG)

         ILEX discontinued the development of MGBG in 1998 due to a lack of significant efficacy observed during clinical trials. Rights to MGBG had been acquired by CTRC from a division of the Department of Health and Human Services and were subsequently transferred to ILEX.

STRATEGIC ALLIANCES - ILEX PRODUCTS

         The Company may develop and commercialize on its own those product candidates for which the clinical trial and marketing requirements can realistically be managed by the Company. However, for most of the Company's products, including CAMPATH(R), for which greater resource commitments will be required, the Company has formed or intends to form corporate partnerships with pharmaceutical companies for product development and commercialization. In a typical licensing arrangement, a corporate partner would likely bear the substantial cost of clinical development, scale-up production, FDA approval and marketing. ILEX has entered into strategic alliances with respect to CAMPATH(R) and several other products. Although the Company believes that these strategic partners and any future corporate partners in these collaborations have or will have an economic motivation to perform their contractual responsibilities, the amount and timing of capital to be devoted to these activities are not within the control of the Company. There can be no assurance that such partners will perform their obligations as expected or that the Company will derive any additional revenue from such arrangements. Furthermore, there can be no assurance that the Company will be able to negotiate additional collaborative arrangements in the future, or that such collaborative arrangements will be successful. To the extent that the Company chooses not to, or is unable to, establish such arrangements, it would require substantially greater capital to undertake development and marketing of its proposed products at its own expense and could result in delays in the Company's introduction of new products. The Company does not currently have sales, marketing or distribution capability.

         LEUKOSITE

         In May 1997, ILEX formed the LeukoSite partnership to develop products containing the CAMPATH(R) antibody. Pursuant to the formation of the partnership, LeukoSite sublicensed the rights to manufacture and market CAMPATH(R) products to the joint venture in exchange for licensing fees, milestone payments and royalties. ILEX and LeukoSite own the partnership equally.

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

         The Company's agreements with its strategic corporate partners typically provide that in the event the Company is required to pay a royalty to a third party in order to market a product in any country because of a third-party patent in such country, a portion of any such payments may be credited by the Company against royalties payable to the partner. In addition, if a product containing the compound subject to the agreement is introduced into any country in which patent rights do not exist, and sales of such competing product exceed certain specified percentages of unit sales of the Company's products, then the royalty rates are subject to reduction. Subject to certain exceptions, the obligation to pay royalties with respect to net sales in a specific country typically ceases from eight to 15 years from the date of first commercial sale of the product in such country.

ORPHAN DRUG STATUS

         Pursuant to the Orphan Drug Act of 1983 (the "Orphan Drug Act"), the FDA may designate a drug intended to treat a "rare disease or condition" as an "orphan drug." A "rare disease or condition" is one which affects less than 200,000 people in the U.S., or which affects more than 200,000 people but for which the cost of development and distribution of the drug will not be recovered from sales of the drug in the U.S. Upon approval of a new drug application ("NDA") for an orphan drug, such drug may be eligible for exclusive marketing rights in the U.S. for designated and approved indications for seven years. Orphan drugs may also be eligible for federal income tax credits for certain clinical trial expenses. CAMPATH(R) and oxypurinol have been granted orphan drug status.

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

         The Company believes that some of its products may qualify for designation as orphan drugs. There can be no assurance, however, that such other products will receive orphan drug status. Moreover, possible amendment of the Orphan Drug Act by the U.S. Congress and possible reinterpretation by the FDA are frequently discussed. Legislation to limit exclusivity in some respects was passed by Congress, but vetoed by the President in 1990. FDA regulations reflecting certain other limitations and procedures went into effect in January 1993. Therefore, there is no assurance as to the precise scope of protection that may be afforded by orphan drug status in the future, or that the current level of exclusivity and tax credits will remain in effect.

CONTRACT RESEARCH ORGANIZATION

         ILEX Services is a full service CRO, specializing in oncology. ILEX provides CRO services in both clinical (human trials) and non-clinical services. In order to fund its drug development efforts and monitor oncology trends, the Company provides contract clinical research, development and manufacturing services to pharmaceutical and biotechnology companies engaged in the development of oncology drugs. ILEX believes it is well-positioned to provide such services due to its expertise in the identification, development, manufacturing and regulatory approval process of oncology drugs. The Company believes it is currently the only full-service provider of contract research services focused exclusively on oncology.

         Companies developing oncology drugs face particular issues related to conducting clinical studies. Patients are increasingly being seen by physicians in community practice rather than at teaching institutions. Therefore, the traditional clinical trial sites often cannot provide sufficient numbers of patients for studies. In addition, with the FDA approving new oncology drugs more rapidly and the large number of oncology drugs currently in development, it is critical that clinical trial designs take into account competing clinical trials and changing treatment practices.

         ILEX's internal clinical staff has extensive knowledge of the current oncology environment, which the Company believes provides its clients with a distinct advantage. The Company offers its contract research clients, among other things, expertise in the design of cancer clinical protocols, preparation of regulatory submissions, toxicology services, organization and monitoring of clinical trials, and state-of-the-art manufacturing capabilities. As a result, ILEX believes that it may be able to reduce the time normally required by other pharmaceutical and biotechnology companies and broad-based CRO's to develop oncology products and increase the probability of obtaining regulatory approval.

         In July 1997, ILEX entered into a comprehensive clinical development alliance with PRN, pursuant to which, for an initial term of ten years, PRN will be a preferred vendor as a clinical trial site for ILEX therapeutic development projects. PRN will (i) exclusively promote and market ILEX's CRO services to pharmaceutical and biotechnology companies; (ii) exclusively refer all CRO business opportunities to ILEX; (iii) be available to participate in all clinical trials managed by ILEX, and participate in no less than two-thirds of such clinical trials, subject to acceptance by PRN's Scientific Review Committee; (iv) allow ILEX to install data entry interface systems at PRN clinical trial sites to collect data and interface with ILEX's data entry system; (v) provide scientific review services to ILEX; and (vi) not compete with ILEX's CRO business.


         In August 1997, ILEX formed an alliance with Pharma Forschung Kaufbeuren GmbH ("PFK"), a European contract research organization headquartered outside Munich, Germany. ILEX holds a 40% ownership interest in PFK, and PFK was renamed PFK-ILEX in 1997. This alliance allows the Company to pursue a leadership role in the European oncology CRO market and to pursue simultaneous development of oncology drugs in the U.S. and Europe.

         ILEX has in the past derived, and may in the future derive, a significant portion of its CRO revenue from a relatively limited number of major projects or clients. Concentrations of business in the CRO industry are not uncommon, and the Company is likely to experience such concentration in future years. The Company intends to continue to expand its contract research business by focusing its marketing efforts on longer term, multi-phase drug development programs. For the year ended December 31, 1998, ILEX's top five CRO customers accounted for 83% of the Company's CRO revenue. Oxigene, Proctor & Gamble, and Lilly represented 28%, 22%, and 19% of the Company's 1998 CRO revenues. The loss of business from a significant client could materially and adversely affect the Company's business, financial condition and results of operations.

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

                  SITE AND INVESTIGATOR RECRUITMENT. The study drug is administered to patients by physicians, referred to as "investigators", at hospitals, clinics or other locations, referred to as "sites." The trial's success depends on the successful identification and recruitment of investigators with an adequate base of patients who satisfy the requirements of the study protocol. ILEX has access to leading sites and investigators through its relationships with CTRC Research and PRN, the Company's Scientific Advisory Board and investigators used in previous studies.

                  PATIENT ENROLLMENT. The speed with which trials can be completed is significantly affected by the rate at which patients are enrolled by investigators. ILEX has access to a large patient population through its relationships with CTRC Research and PRN, which enroll numerous oncology patients into clinical trials. The Company also has access to a network of investigators who collaborate with ILEX, CTRC Research and members of ILEX's Scientific Advisory Board.

                  REGULATORY AFFAIRS SERVICES. ILEX provides comprehensive regulatory product registration services for pharmaceutical and biotechnology products in North America and, to a lesser extent, in Europe, including regulatory strategy formulation, document preparation and liaison with the FDA and other regulatory agencies. ILEX works closely with clients to devise regulatory strategies and comprehensive product development programs. The Company's regulatory affairs experts review existing published literature, assess the scientific background of a product, assess the competitive and regulatory environment, identify deficiencies and define the steps necessary to obtain registration in the most expeditious manner. Through this service, the Company helps its clients determine the feasibility of developing a particular product or product line. ILEX's regulatory group specializes in enabling clients to make timely regulatory submissions with the final objective of NDA approval. The Company frequently communicates with the FDA, which the Company believes streamlines the approval process by allowing the Company to address regulatory concerns early in the development process. ILEX also closely monitors evolving regulatory policies in the U.S. and internationally, which allows the Company to design global regulatory strategies with the objective of expedited product approvals.

                  TOXICOLOGY SERVICES. ILEX performs the full range of drug safety toxicology analyses in a state-of-the-art, American Association for Accreditation of Laboratory Animal Care ("AAALAC") accredited facility currently certified to meet National Institutes of Health U.S. Public Health Service guidelines and current Good Laboratory Practices ("cGLP") standards. The Company's drug safety specialists develop and execute comparative studies, find the mechanism of action and interpret the data to determine a compound's clinical significance. The Company has also developed animal models to test compounds for the prevention of alopecia, mucositis and cardiotoxicity, side effects frequently associated with cancer treatment drugs. ILEX's Quality Assurance Unit audits all drug safety studies to certify that technicians are performing the procedures according to standard operating procedures and/or protocols. The Company currently manages validated animal testing laboratories at the University of Texas Health Science Center-San Antonio ("UTHSCSA") for the purposes of conducting toxicology studies under cGLP.

                  MANUFACTURING EXPERTISE. ILEX believes that it is one of only a few custom chemical synthesis manufacturers focused on bulk oncology drugs in the U.S. The Company conducts its manufacturing operations at a 7,200-square-foot state-of-the-art manufacturing facility, at which it manufactures bulk drug products for non-clinical and clinical trials for CRO clients and for its own in-licensed compounds. Oncology drugs are complex, toxic molecules that are difficult to synthesize and require special handling procedures. ILEX's management team has extensive oncology drug manufacturing expertise. Most of the compounds being developed by the Company have never been manufactured on a commercial basis, and the Company has no experience in manufacturing compounds in commercial quantities. There can be no assurance that such compounds can be manufactured at a cost, or in quantities, necessary to make them commercially viable.

         Additional services provided by the Company include study monitoring and data collection, report writing and medical services.

STRATEGIC ALLIANCES - ILEX SERVICES

         PRN

         As described above, in July 1997, ILEX entered into a comprehensive clinical development alliance with PRN. Pursuant to the Company's agreement with PRN, as of December 31, 1998, ILEX has issued PRN 314,600 shares of Common Stock. Provided certain CRO revenue goals of ILEX are achieved, PRN may receive an additional 941,991 shares of Common Stock between July 1, 1999, and July 1, 2001. ILEX will market and promote PRN's provision of services and participation in ILEX's clinical trials to pharmaceutical and biotechnology companies. In addition, in July 1997, PRN assigned its economic interests in a contract research agreement among PRN, ILEX and Lilly to ILEX in exchange for 312,188 shares of Common Stock.

         In December 1998, PRN entered into a definitive agreement to combine with American Oncology Resources, Inc. ("AOR"). Pending consummation of the agreement, the combination will form the nation's largest cancer management company. ILEX believes that its contract with PRN will remain in place, and that ILEX will benefit through expanded access to cancer patients for clinical trials.

         The Agreement between ILEX and PRN may be terminated by either party in the event a "change of control" occurs in the other party. In the case of PRN, a "change of control" occurs in the event (i) PRN Parent no longer owns at least 80% of the issued and outstanding voting stock of PRN, or (ii) any "Person" (as such term is defined in Sections 12(d) and 13(d) of the Securities Exchange Act of 1934, as amended, becomes the beneficial owner of more than 40% of the voting power of PRN Parent's outstanding securities, and such Person is engaged in either the CRO, pharmaceutical or biotechnology business. In the case of ILEX, a "change of control" occurs in the event any Person becomes the beneficial owner of more than 40% of the voting power of ILEX outstanding securities and such Person is engaged in the physician practice management business. Either party may also terminate the Agreement in the event the stockholders of the other party approve a plan of liquidation or in the event of an agreement of sale or disposition by the other party of all or substantially all of such party's assets. As of December 31, 1998 a change in control had not occurred.

         PFK

         In August 1997, ILEX formed an alliance with PFK, a European contract research organization headquartered outside Munich, Germany. ILEX initially acquired 30% of the ownership interests of PFK, and PFK was renamed PFK-ILEX. ILEX subsequently increased its ownership interest to 40%. The Company has the option to acquire up to 49% of the ownership interests of PFK-ILEX. This alliance allows the Company to pursue a leadership role in the European oncology contract research services market and to pursue simultaneous development of oncology drugs in the U.S. and Europe. In 1998, PFK incurred a net loss and did not contribute to the profitability of the Company's CRO business.

         CRG

         In May 1998, the Company formed a strategic alliance with Clinical Research Group, Inc., ("CRG"), the largest site management organization focused exclusively in oncology in the U.S. The alliance expands ILEX's access to cancer patients for clinical trials and enhances ILEX's position as the industry's foremost provider of oncology drug development services.

         ILEX has agreed to guarantee the obligations of CRG with respect to certain financing. In consideration for such accommodation by ILEX, CRG has granted to ILEX an option to purchase 100% of the ownership interests of CRG. This option can be exercised within three years of the agreement date, with the purchase price calculation equal to the greater of $5 million or five times annualized EBIT (earnings before interest and taxes), increased for CRG working capital, and decreased for CRG debt principal and accrued interest guaranteed by ILEX.

RELATIONSHIP WITH CTRC

         The Company was incorporated in December 1993 coincident with the transfer of certain advanced drug development programs, intellectual property rights and commercial opportunities from CTRC Research. CTRC Research was formed as part of a program begun by CTRC, a regional cancer treatment and research center located in San Antonio, Texas. CTRC was founded in 1972 and today, in conjunction with the UTHSCSA, is an NCI-designated Comprehensive Cancer Center, one of two in the state of Texas. Under the leadership of Charles Coltman, Jr., M.D., Co-Chairman of the Company's Scientific Advisory Board, CTRC has become known for its expertise in clinical research. Dr. Coltman is also Chairman of the Southwest Oncology Group ("SWOG"). Daniel Von Hoff, M.D., the other Co-Chairman of the Company's Scientific Advisory Board, was appointed Director of Research at CTRC in 1988. In 1991, under the direction of Dr. Von Hoff, CTRC established the Institute for Drug Development ("IDD") under a Program Agreement with UTHSCSA, with the mission of accelerating the development of oncology drugs. Primarily through the efforts of Dr. Von Hoff, IDD has since established one of the largest groups in the U.S. for conducting Phase I clinical trials of oncology drugs. In 1991, CTRC also formed CTRC Research to principally engage in the research activities of CTRC, including the IDD. CTRC and CTRC Research and their related entities have had some level of participation in the clinical development of a substantial majority of the U.S. anticancer drugs developed over the past 10 years.

         CTRC Research beneficially owns approximately 22% of the Company's outstanding shares of Common Stock.

         CTRC Research provides certain technical assistance to the Company on a fee-for-service basis. The Company believes that access to these resources better enable it to focus its efforts on building highly effective clinical development, manufacturing and toxicology capabilities. The Company expects to continue to engage CTRC Research to conduct clinical studies of ILEX's products, which enables ILEX to receive timely feedback regarding the efficacy and safety of new drugs.

         The Company believes that its established relationship with CTRC Research and its related entities and the Company's experienced Scientific Advisory Board put it in a position to identify and to license novel anticancer drugs for development. ILEX believes its established relationship with CTRC Research and SWOG allows it to obtain prompt feedback on the safety and efficacy of its compounds, and access to potential contract research services clients. However, CTRC Research is an independent entity that neither ILEX nor its management controls. There can be no assurance that ILEX and CTRC will be able to maintain their mutually beneficial relationship, and any deterioration of such relationship could have a material adverse effect on the Company's business, financial condition and results of operations.

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

PATENTS, TRADEMARKS AND TRADE SECRETS

         Proprietary protection for the Company's products is important to the Company's business. Although the Company seeks appropriate patent protection both in the U.S. and abroad for its proprietary technology, to date, the Company has no patents issued in its name. In addition to seeking its own patents, the Company has entered into license agreements with various pharmaceutical companies and research, educational and governmental institutions to obtain certain patent rights from them for the purpose of developing, manufacturing and selling potential products using the compounds and technologies protected by such patents. Under these agreements, the Company is obligated to pay royalties of varying rates based upon, among other things, levels of revenues from the licensed products. Generally, the agreements continue for a specified number of years or for as long as any licensed patents remain in force, absent breach of the terms of the agreements or termination of the agreements. The patent positions of biotechnology and pharmaceutical companies, however, can be highly uncertain and often involve complex legal and factual questions, and therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents cannot be predicted.

         The Company's compounds acquired pursuant to in-licensing arrangements are protected by 14 patents obtained by the Company's licensors in the U.S., and six patents of the Company's licensors are pending in the U.S. The Company's licensors also obtained 126 foreign patents (counterparts to the U.S. issued patents and patent applications) and nine foreign patents are pending. The patents and patent applications in-licensed by the Company have not been independently investigated by the Company, and there can be no assurance that any such patents or patent applications will not be challenged or will provide protection for the Company's compounds. The Company has filed two of its own U.S. patent applications for the use of eflornithine in combination with certain drugs used to treat breast cancer and in certain novel formulations. There can be no assurance that a patent will issue as a result of either such application or what scope of protection that these issued patents will provide or whether such patents will ultimately be upheld as valid by a court of competent jurisdiction in the event of a legal challenge. Oxypurinol and aminopterin do not have patent protection. U.S. patents on ILEX's other current products which expire in the next 10 years include: eflornithine (2000) and piritrexim (2007). The patent application of the LeukoSite joint venture for CAMPATH(R) is pending. Various patents have been granted outside of the U.S. relating to CAMPATH(R), which expire between years 2011 and 2013. The U.S. patent application of the LeukoSite joint venture for CAMPATH(R) is pending. The Company's licenses generally cover the length of the patent.

         A number of significant changes in the U.S. patent laws were mandated by the North American Free Trade Agreement ("NAFTA") and the Uruguay Round of the General Agreement on Tariffs and Trade ("GATT"). Legislation enacting these treaties has been passed into law. The term of exclusive rights afforded by a U.S. patent has historically been a period of 17 years measured from the date of grant. Under the new legislation, the new term of U.S. patents will commence on the date of grant, and terminate 20 years from the date on which the patent application was filed in the U.S. Existing patents and future patents granted on an application filed before June 8, 1995, will have a term that is the longer of 20 years from the filing date or 17 years from the date of grant. If a patent issues from a continuation-in-part, divisional or continuing application, the 20-year patent expiration date is measured from the filing date of the earliest U.S. priority application, other than a provisional application, relied on by the applicant. This change will affect the term of any patent granted on applications filed subsequent to June 8, 1995, including patents which ultimately mature from existing applications, if they are refiled as continuations or continuations-in-part after June 8, 1995.

         Under the Drug Price Competition and Patent Term Restoration Act of 1984, U.S. product patents, use patents or manufacturing patents may be extended for up to five years under certain circumstances to compensate the patent holder for the time required for FDA regulatory review of the product. The benefits of such act are available only to the first approved use of the active ingredient in the drug product and may be applied only to one patent per drug product. This law also establishes a period of time following FDA approval of certain new drug applications during which other sponsors may not submit an NDA for the drug without infringing upon the Company's patent. There can be no assurance that the Company will be able to take advantage of either the patent term extension or market exclusivity provisions of this law.

         No assurance can be given that any patent issued to, or licensed by, the Company will provide protection that has commercial significance. In this regard, the patent position of pharmaceutical compounds is particularly uncertain. No assurance can be given that the Company's patents will afford protection against competitors with similar compounds or technologies, that others will not obtain patents claiming aspects similar to those covered by the Company's patents or applications, that the patents of others will not have an adverse effect on the ability of the Company to do business or that the patents issued to or licensed by the Company will not be infringed, challenged, invalidated or circumvented. Moreover, the Company believes that obtaining foreign patents may, in some cases, be more difficult than obtaining domestic patents because of differences in patent laws, and the Company recognizes that its patent position, therefore, may be stronger in the U.S. than abroad. In addition, the protection provided by foreign patents, once they are obtained, may be weaker than that provided by domestic patents.

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

         ILEX is a registered U.S. trademark of the Company.

COMPETITION

         Competition in the area of pharmaceutical products is intense. There are many companies, both public and private, including pharmaceutical and biotechnology companies that are engaged in the development of products for certain of the applications being pursued by the Company. Moreover, products currently exist in the market that will compete directly with the products that the Company is seeking to develop. Most of these companies have substantially greater financial, research and development, manufacturing and marketing experience and resources than the Company and represent substantial long-term competition for the Company. Such companies may succeed in discovering and developing pharmaceutical products more rapidly than the Company and its collaborative partners or pharmaceutical products that are safer or more effective or less costly than any that may be developed by the Company and its collaborative partners. Such companies may also prove to be more successful than the Company and its collaborative partners in production and marketing. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Academic institutions, governmental agencies and other public and private research organizations also conduct clinical development, seek patent protection and establish collaborative arrangements for the development of oncology products. ILEX faces competition based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position. There can be no assurance that the Company's competitors will not (i) develop safer and more effective products; (ii) obtain patent protection or intellectual property rights that limit the Company's or its collaborative partners' ability to commercialize products that may be developed; or (iii) commercialize products earlier than the Company. The industry in which the Company competes is characterized by extensive research and development efforts and rapid technological progress. New developments occur and are expected to continue to occur at a rapid pace, and there can be no assurance that discoveries or commercial developments by the Company's competitors will not render some or all of the Company's potential products obsolete or non-competitive, which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's competitive position also depends on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement development and marketing plans, obtain patent protection and secure adequate capital resources.

         In its contract research services business, the Company primarily competes against in-house departments of pharmaceutical companies, other more broad-based CROs and, to a lesser extent, universities and teaching hospitals. Many of these competitors have substantially greater capital, technical and other resources than the Company. CROs generally compete on the basis of previous experience, medical and scientific expertise in specific therapeutic areas, the quality of contract research, the ability to organize and manage large-scale trials on a global basis, the ability to manage large and complex medical databases, the ability to provide statistical and regulatory services, the ability to recruit investigators and patients, the ability to integrate information technology with systems to improve the efficiency of contract research, an international presence with strategically located facilities, financial viability and price. There can be no assurance that the Company will be able to compete favorably in these areas.

GOVERNMENT REGULATION

         The design, development, research, testing, manufacture, labeling, distribution, marketing and advertising of products such as the Company's proposed products are subject to extensive regulation by governmental regulatory authorities in the U.S. and other countries. The drug approval process is generally lengthy, expensive and subject to unanticipated delays. The FDA, and comparable agencies in foreign countries, impose substantial requirements on the introduction of new pharmaceutical products through lengthy and detailed non-clinical and clinical testing procedures, sampling activities and other costly and time-consuming compliance procedures. A new drug may not be marketed in the U.S. until it has undergone rigorous testing and has been approved by the FDA. The drug may then be marketed only for the specific indications, uses, formulation, dosage forms and strengths approved by the FDA. Similar requirements are imposed by foreign regulators upon the marketing of a new drug in their respective countries. Satisfaction of such regulatory requirements, which includes demonstrating to the satisfaction of the FDA that the relevant product is both safe and effective, typically takes eight to ten years or more depending upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Non-clinical studies must be conducted in conformance with the FDA's cGLP regulations. The Company's compounds require extensive clinical trials and FDA review as new drugs. Clinical trials are vigorously regulated and must meet requirements for FDA review and oversight and requirements under Good Clinical Practice Regulations. There can be no assurance that the Company will not encounter problems in clinical trials that would cause the Company or the FDA to delay or suspend clinical trials. Any such delay or suspension could have a materially adverse effect on the Company's business, financial condition and results of operations.

         The steps required before a drug may be marketed in the U.S. include
(i) non-clinical laboratory and animal tests, (ii) submission to the FDA of an application for an IND, which must become effective before human clinical trials may commence, (iii) human clinical trials to establish the safety and efficacy of the drug, (iv) the submission of a detailed NDA to the FDA and (v) FDA approval of the NDA. In addition to obtaining FDA approval for each product, each domestic establishment where the drug is to be manufactured must be registered with the FDA. Domestic manufacturing establishments must comply with current Good Manufacturing Practices ("cGMP") and are subject to periodic inspections by the FDA. Foreign manufacturing establishments also must comply with cGMP and are subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.

         Non-clinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product. Products must be formulated according to cGMP, and non-clinical tests must be conducted by laboratories that comply with FDA regulations regarding cGLP. The results of non-clinical tests are submitted to the FDA as part of an IND, which must become effective before the sponsor may conduct clinical trials in human subjects. Unless the FDA objects to an IND, the IND becomes effective 30 days following its receipt by the FDA. There is no certainty that submission of an IND will result in FDA authorization of the commencement of clinical trials.

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

         The results of the non-clinical studies and clinical trials are submitted to the FDA as part of an NDA for approval of the marketing and commercial shipment of the drug. The NDA also includes information pertaining to the chemistry, formulation, activity and manufacture of the drug and each component of the final product, as well as details relating to the sponsoring company. The NDA review process takes more than two years on average to complete, although reviews of treatments for cancer and other life-threatening diseases may be accelerated. However, the process may take substantially longer if the FDA has questions or concerns about a product. In general, the FDA requires at least two adequate and well-controlled clinical studies demonstrating efficacy in order to approve an NDA. The FDA may, however, request additional information, such as long-term toxicity studies or other studies relating to product safety. Notwithstanding the submission of such data, the FDA ultimately may decide that the application does not satisfy its regulatory criteria for approval. Finally, the FDA may require additional clinical tests following NDA approval.

         The Company's area of focus, oncology, is not thoroughly understood and there can be no assurance that the drugs the Company is seeking to develop will prove to be safe and effective in treating or preventing cancer. The development of such drugs will require the commitment of substantial resources to conduct the non-clinical development and clinical trials necessary to bring such compounds to market. Drug research and development by its nature is uncertain. There is a risk of delay or failure at any stage, and the time required and cost involved in successfully accomplishing the Company's objectives cannot be predicted. Actual drug research and development costs could exceed budgeted amounts, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company cannot predict with certainty when, if ever, it might submit for regulatory review additional compounds currently under development. Once the Company submits its potential products for review, there can be no assurance that FDA or other regulatory approvals for any pharmaceutical products developed by the Company will be granted on a timely basis, if at all. There also can be no assurance that delays or rejections will not be encountered based upon additional government regulation from future legislation or administrative action or that changes will not be made in FDA policy during the period of product development and FDA regulatory review of each submitted NDA. A delay in obtaining or failure to obtain such approvals would have a material adverse effect on the Company's business, financial condition and results of operations. Even if such regulatory approval is obtained, it is limited as to the indicated uses for which the product may be promoted or marketed. A marketed product, its manufacturer and the facilities in which it is manufactured are subject to continual review and periodic inspections. Failure to comply with regulatory requirements and other factors could subject the Company to regulatory or judicial enforcement actions, including, but not limited to, product recalls or seizures, injunctions, withdrawal of the product from the market, civil penalties, criminal prosecution, refusals to approve new products and withdrawal of existing approvals, as well as potentially enhanced product liability exposure. Sales of the Company's products outside the U.S. will be subject to foreign regulatory requirements governing clinical trials and marketing approval. These requirements vary widely from country to country and could delay introduction of the Company's products in certain countries.

         One element of the Company's strategy is to develop chemoprevention compounds that, when taken chronically, may prevent the progression of cancer. To date, the FDA has not approved any chemoprevention compounds and there can be no assurance that the FDA will approve such compounds in the future. Because no chemoprevention drugs have yet obtained marketing approval, the clinical development path is uncertain. There can be no assurance that ILEX will be able to successfully develop a safe and efficacious chemoprevention product, that such product will be commercially viable or that it will achieve market acceptance.

         In 1988, the FDA issued regulations intended to expedite the development, evaluation and marketing of new therapeutic products to treat life-threatening and severely debilitating illnesses for which no satisfactory alternative therapies exist. These regulations provide for early consultation between the sponsor and the FDA in the design of both non-clinical studies and clinical trials. There can be no assurance, however, that any future products the Company may develop will be eligible for evaluation by the FDA under the 1988 regulations. In addition, there can be no assurance that future products, if eligible, will be approved for marketing at all or, if approved for marketing, will be approved for marketing sooner than would be traditionally expected. Regulatory approval granted under these regulations may be restricted by the FDA as necessary to ensure the safe use of the drug. In addition, post-marketing clinical studies are required. If drugs do not perform satisfactorily in such post-marketing clinical studies, the products would likely be required to be withdrawn from the market.

         The Company intends to seek orphan drug status for some of its product candidates pursuant to the Orphan Drug Act and has been granted orphan drug status for CAMPATH(R) and oxypurinol. There can be no assurance orphan drug status will be granted for other product candidates or that any such grant of orphan drug status will provide the Company with any benefits. Although orphan drug status may provide an applicant exclusive marketing rights in the U.S. for a designated indication for seven years following marketing approval, in order to obtain such benefits, the applicant must be the sponsor of the first NDA approved for that drug and indication. Moreover, amendment of the Orphan Drug Act by the U.S. Congress and reinterpretation by the FDA are frequently discussed. Legislation to limit exclusivity in some respects was passed by Congress, but vetoed by the President in 1990. FDA regulations reflecting certain other limitations and procedures went into effect in January 1993. Therefore, there can be no assurance as to the precise scope of protection that may be afforded by orphan drug status in the future, or that the current level of exclusivity will remain in effect.

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

         The Prescription Drug User Fee Act of 1992 ("the Act") was enacted to expedite FDA review and approval of new drugs by providing the FDA additional funds through the imposition of user fees. The Act imposes three kinds of user fees on manufacturers of prescription drugs: (i) a one-time fee for each single-source prescription drug application submitted on or after September 1, 1992; (ii) an annual fee for each establishment that produces single-source prescription drugs; and (iii) an annual fee for each single-source prescription drug product marketed.

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

                            ADDITIONAL BUSINESS RISKS

ABSENCE OF DEVELOPED PRODUCTS; EARLY STAGE OF PRODUCT DEVELOPMENT; UNCERTAINTY OF PRODUCT DEVELOPMENT AND CLINICAL DEVELOPMENT

         The Company currently has no products available for sale, however, the Company anticipates CAMPATH(R) will receive FDA approval to be marketed commercially within the next two years. However, no assurances can be made that the FDA will grant such approval or, if the FDA does grant such approval that CAMPATH(R) will be accepted in the marketplace. The Company's proposed products are primarily in the development stage and will require extensive clinical testing prior to submission of any regulatory application for commercial use. These potential products are subject to the risks of failure inherent in the development of pharmaceutical products. Some of the Company's potential products may be found to be unsafe or ineffective or otherwise fail to receive necessary regulatory clearances, and some have been found to have adverse side effects in previous clinical trials. A finding that these products have undesirable or unintended side effects or other characteristics that prevent or limit their commercial use could have a materially adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that any products will be developed successfully by the Company or its partners, prove to be safe and efficacious, receive required governmental regulatory approvals, be capable of being manufactured on a large scale or at acceptable costs, be economical to market or achieve market acceptance. There can also be no assurance that third parties will not market superior products or that reimbursement to the consumer from government and private insurance plans and other third-party payors will be sufficient or available.

         The Company's area of focus, oncology, is not thoroughly understood and there can be no assurance that the drugs the Company is seeking to develop will prove to be safe and effective in treating or preventing cancer. The development of such drugs will require the commitment of substantial resources to conduct the non-clinical development and clinical trials necessary to bring such compounds to market. Drug research and development by its nature is uncertain. For example, to date, no drug for the prevention of cancer (i.e., chemoprevention drug) has been approved by the FDA, and there can be no assurance that the Company will be able to develop successfully a safe and efficacious chemoprevention drug, that such drug will be commercially viable or that it will achieve market acceptance. There is a risk of delay or failure at any stage, and the time required and cost involved in successfully accomplishing the Company's objectives cannot be predicted. For example, actual drug research and development costs could exceed budgeted amounts, which could have a materially adverse effect on the Company's business, financial condition and results of operations.


             [The remainder of this page intentionally left blank.]

DEPENDENCE ON COLLABORATIVE RELATIONSHIPS; DEPENDENCE ON LICENSES

         The Company's strategy for the development, clinical testing, manufacture and commercialization of certain of its proposed products depends upon the Company's entering into various collaborations with corporate partners, licensors, licensees and others, and is contingent upon the subsequent success of these third parties in performing their responsibilities. The Company has entered into corporate collaborations with LeukoSite, PRN and CRG. The amount and timing of capital and resources to be devoted to these activities by its strategic partners and any future collaborators are not within the control of the Company. There can be no assurance that such partners will perform their obligations as expected or that the Company will derive any additional revenue from such arrangements. There can be no assurance that these strategic partners or any other future collaborators will not pursue their existing or alternative products in preference to those being developed in collaboration with the Company. In addition, there can be no assurance that these collaborations will be maintained, that these strategic partners or any of the Company's future collaborators will pay any additional fees to the Company or that they will market any products pursuant to agreements with the Company. Furthermore, there can be no assurance that the Company will be able to negotiate additional collaborative arrangements in the future, or that such collaborative arrangements will be maintained or be successful. To the extent that the Company chooses not to, or is unable to, establish and maintain (or avoid termination of) such arrangements, it would require substantially greater capital to undertake development and marketing of its proposed products at its own expense. In addition, the Company may encounter significant delays in introducing its proposed products into certain markets or find that the sale of its proposed products in such markets is adversely affected by the absence of such collaborative agreements. The Company does not have sales, marketing or distribution capability. To market any of its products directly, the Company would need to develop a marketing and sales force with both technical expertise and supporting distribution capability. There can be no assurance that the Company will be able to establish in-house sales and distribution capabilities or marketing relationships with third parties, that such marketing relationships will be successful or that the Company will be otherwise successful in gaining market acceptance for its products. Failure to market or otherwise develop its products successfully through corporate partners or directly would have a materially adverse effect on the Company's business, financial condition and results of operations.

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

         To date, the Company has incurred substantial net losses. Net loss for the years ended December 31, 1996, 1997 and 1998 was approximately $615,000, $8,682,000, and $21,228,000. At December 31, 1998, the company's accumulated deficit was approximately $31,283,000. The Company has not generated any revenues from product sales to date, and there can be no assurance that revenues from product sales will be achieved. Moreover, even if the Company does achieve revenues from product sales or increased contract research services, the Company expects to incur significant operating losses over the next several years. The Company's ability to achieve a profitable level of operations in the future will depend in large part on its completing development of its compounds, obtaining regulatory approvals for such compounds, commercializing these potential products through marketing agreements with other companies or, if the Company chooses, marketing such compounds independently, successfully manufacturing such compounds, achieving market acceptance of such compounds and expanding its contract research services business. There can be no assurance that the Company will ever be successful in developing such compounds, obtaining such approvals, bringing such compounds to market, developing sales, marketing or distribution capabilities, manufacturing such products, generating market acceptance or expanding its contract services business. The likelihood of the long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace as well as the comprehensive and uncertain regulatory environment in which the Company operates. There can be no assurance that the Company will ever achieve significant revenues or profitable operations. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

         The Company will require substantial additional funds to conduct research and development, to develop further its potential pharmaceutical products, to manufacture and market any pharmaceutical products that may be developed and to expand its contract research services business. The Company expects its capital and operating expenditures to increase substantially over the next several years. The Company has no current sources of funding beyond the proceeds from its initial public offering, its collaborative agreements with its strategic partners, its drug development service operations, existing cash and cash equivalents and investments in marketable securities. The Company believes that its collaborative agreements with strategic partners, its contract research services, existing cash and cash equivalents and investments in marketable securities will satisfy its currently budgeted cash requirements through at least year 2000 based upon the Company's current operating plan and conditions, but there can be no assurance that the Company will not require, or choose to raise, additional funds prior to such date. The Company may seek such additional funding through public or private equity or debt financing, collaborative or other arrangements with third parties or from other sources. There can be no assurance, however, that additional funds will be available on acceptable terms, if at all. If additional funds are raised by issuing equity securities, further substantial dilution to existing stockholders, including purchasers of the Common Stock offered hereby, may result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its development programs, or to obtain funds by entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its products or technologies that the Company would not otherwise relinquish and which could have a materially adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON KEY INDIVIDUALS; UNCERTAINTY OF IDENTIFICATION AND ACQUISITION OF NEW PRODUCT CANDIDATES; NEED FOR ADDITIONAL PERSONNEL

         The success of the Company depends upon its ability to identify and obtain rights to commercially viable oncology compounds and to negotiate favorable relationships with owners of oncology-related technology. There can be no assurance that the Company will be successful in identifying commercially viable oncology compounds, in-licensing the rights to such compounds or negotiating other favorable relationships. Due to the technical expertise and knowledge required by ILEX to identify potential compounds or technology acquisition targets, it has made a strategic decision to rely heavily upon Daniel Von Hoff, M.D., a founder of the Company and Co-Chairman of the Company's Scientific Advisory Board. Dr. Von Hoff does not have an employment contract with the Company, and the consulting contract between the Company and Dr. Von Hoff does not obligate Dr. Von Hoff to devote any specified level of time or resources to the development of potential products for ILEX. Dr. Von Hoff has substantial other professional time commitments, including serving on the scientific advisory boards of other companies, and there can be no assurance that he will provide the Company with any product targets in the future. In addition, Dr. Von Hoff is prohibited under the terms of his consulting agreement from making recommendations about, or actively participating in decisions regarding the acquisitions of compounds or technologies (i) owned or discovered by or licensed to certain entities related to CTRC, or (ii) for which Dr. Von Hoff was the principal investigator, supervised the principal investigator or provided the leadership for the clinical or non-clinical studies for such compounds or technologies, when such actions would give the appearance of a conflict. Dr. Von Hoff is also prohibited from acting as the principal investigator for or supervising the principal investigator for studies conducted by the Company. There can be no assurance that the Company, through Dr. Von Hoff or otherwise, will be successful in selecting product candidates or developing commercial pharmaceutical products that are safe and efficacious. Discontinuation of the Company's relationship with Dr. Von Hoff could have a significant adverse effect on the Company's business, financial condition and results of operations.

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

DEPENDENCE ON CERTAIN INDUSTRIES AND CLIENTS; LOSS OR DELAY OF CRO CONTRACTS; DEPENDENCE ON CTRC RESEARCH AND ITS RELATED ENTITIES

         Most of the Company's CRO contracts are terminable upon 60 to 90 days' notice by the client. Clients terminate or delay service contracts for a variety of reasons, including, among others, the failure of a compound being tested to satisfy safety requirements, unexpected or undesired clinical results of the compound, the client's decision to forgo a particular study, insufficient patient enrollment or investigator recruitment, or production problems resulting in shortages of the compound. The loss or delay of a large contract or the loss or delay of multiple contracts could have a materially adverse effect on the business, financial condition and results of operations of the Company. The Company's contract services revenues are highly dependent on research and development expenditures by the pharmaceutical and biotechnology industries. The Company's business, financial condition and results of operations could be materially and adversely affected by general downturns in, or adverse trends or factors impacting, the pharmaceutical or biotechnology industries, the impact of the current trend toward consolidation in these industries or any decrease in research and development expenditures. The Company has an option to license certain drug discoveries arising from research programs of CTRC Research. However, the Company has no written agreement to acquire drugs or technology from CTRC Research other than the Subordinated Option Agreement and there can be no assurance that such a relationship will continue. If ILEX and CTRC Research and its related entities are unable to maintain a mutually beneficial relationship, including access by the Company to patients and investigators of CTRC Research and its related entities, and to potential contract research clients, the business, financial condition and results of operations of the Company could be materially and adversely affected.

INTENSE COMPETITION; RAPID TECHNOLOGICAL CHANGE

         Competition in the area of pharmaceutical products is intense. There are many companies, both public and private, including pharmaceutical and biotechnology companies that are engaged in the development of products for certain of the applications being pursued by the Company. Moreover, products currently exist in the market that will compete directly with the products that the Company is seeking to develop. Most of these companies have substantially greater financial, research and development, manufacturing and marketing experience and resources than the Company and represent substantial long-term competition for the Company. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Academic institutions, governmental agencies and other public and private research organizations also conduct clinical development, seek patent protection and establish collaborative arrangements for the development of oncology products. There can be no assurance that the Company's competitors will not (i) develop more safe and effective products; (ii) obtain patent protection or intellectual property rights that limit the Company's or its collaborative partners' ability to commercialize products that may be developed; or (iii) commercialize products earlier than the Company. Extensive research and development efforts and rapid technological progress characterize the industry in which the Company competes. New developments occur and are expected to continue to occur at a rapid pace, and there can be no assurance that discoveries or commercial developments by the Company's competitors will not render some or all of the Company's potential products obsolete or non-competitive, which would have a materially adverse effect on the Company's business, financial condition and results of operations. In its contract research services business, the Company primarily competes against in-house departments of pharmaceutical companies, CROs and, to a lesser extent, universities and teaching hospitals. Many of these competitors have substantially greater capital, technical and other resources than the Company and represent significant long-term competition for the Company. There can be no assurance that the Company will be able to compete favorably in its contract research services.

UNCERTAINTY REGARDING PATENTS AND PROPRIETARY POSITION; RIGHTS TO TECHNOLOGY DEPENDENT UPON COMPLIANCE WITH LICENSES AND AGREEMENTS

         The Company's success depends in part on its ability to obtain patents, maintain trade secrets and operate without infringing on the proprietary rights of others. To date, the Company has no patents issued in its name. There can be no assurance that the Company's patent position will provide it with significant protection against competitors or that patents issued to or licensed by the Company will not be infringed or will not be challenged, invalidated or circumvented. The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and often involve complex legal and factual questions and therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents cannot be predicted. There can also be no assurance that the Company will develop additional technologies, drugs or processes that are patentable, license new technology, that patents will issue from any patent application or that claims allowed will be sufficient to protect the Company's products and technologies. Competitors may have filed applications, may have been issued patents or may obtain additional patents and proprietary rights relating to technologies, drugs and processes that compete with those of the Company. The failure by the Company to protect adequately its technologies, drugs and processes covered by issued patents or to obtain patents could have a materially adverse effect on the Company's business, financial condition and results of operations.

         The patents and patent applications in-licensed by the Company have not been independently investigated by the Company, and there can be no assurance that any such patents or patent applications will not be challenged or will provide protection for the Company's compounds. Oxypurinol and aminopterin do not have patent protection and U.S. patents on ILEX's other current products which expire in the next 10 years include: eflornithine (2000) and piritrexim (2007). The patent application of the LeukoSite joint venture for CAMPATH(R) is pending. The Company's rights to its proprietary compounds are dependent upon compliance with certain licenses and agreements which require, among other things, certain royalty and other payments, the Company's reasonable use of the underlying technology of the applicable patents, as well as the filing of certain regulatory submissions.

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

EXTENSIVE GOVERNMENT REGULATION; NO ASSURANCE OF NECESSARY FDA AND OTHER REGULATORY APPROVALS

         The design, development, research, testing, manufacture, labeling, distribution, marketing and advertising of products such as the Company's proposed products are subject to extensive regulation by governmental regulatory authorities in the U.S. and other countries. The drug approval process is generally lengthy, expensive and subject to unanticipated delays. Satisfaction of such regulatory requirements, which includes demonstrating to the satisfaction of the FDA that the relevant product is both safe and effective, typically takes several years or more depending upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. There can be no assurance that the Company will not encounter problems in clinical trials, which would cause the Company or the FDA to delay or suspend clinical trials. Any such delay or suspension could have a materially adverse effect on the Company's business, financial condition and results of operations.

         The Company cannot predict with certainty when, if ever, it might submit for regulatory review additional compounds currently under development. Once the Company submits its potential products for review, there can be no assurance that FDA or other regulatory approvals for any pharmaceutical products developed by the Company will be granted on a timely basis, if at all. There can also be no assurance that delays or rejections will not be encountered or that changes will not be made in FDA policy during the period of product development and FDA regulatory review of each submitted NDA. A delay in obtaining or failure to obtain such approvals would have a materially adverse effect on the Company's business, financial condition and results of operations. Even if such regulatory approval is obtained, it is limited as to the indicated uses for which the product may be promoted or marketed. A marketed product, its manufacturer and the facilities in which it is manufactured are subject to continual review and periodic inspections. Failure to comply with regulatory requirements and other factors could subject the Company to regulatory or judicial enforcement actions. Sales of the Company's products outside the U.S. will be subject to foreign regulatory requirements governing clinical trials and marketing approval, which could delay introduction of the Company's products in certain countries.

POTENTIAL LIMITATIONS ON THIRD-PARTY REIMBURSEMENT RELATED MATTERS AND HEALTH CARE REFORM

         The levels of revenues and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of health care. The Company cannot predict the effect that private sector or governmental health care reforms may have on its business, and there can be no assurance that any such reforms will not have a materially adverse effect on the Company's business, financial condition and results of operations. In addition, in both the U.S. and elsewhere, sales of prescription drugs are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors and others are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more products to the market, there can be no assurance that these products will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow the Company to sell its products on a competitive basis. In addition, because the FDA to date has approved no chemoprevention drug, there can be no assurance that any chemoprevention drug developed by the Company, if any, would be eligible for reimbursement to the consumer.

CONTROL BY EXISTING STOCKHOLDERS; ANTI-TAKEOVER PROVISIONS

         CTRC Research beneficially owns approximately 22% of the Company's outstanding shares of Common Stock, and the Company's executive officers and directors, as a group, beneficially own or control approximately 25% of the Company's outstanding shares of Common Stock. Accordingly, together with CTRC Research, the present directors and executive officers have the ability to exercise substantial influence over the outcome of most stockholders' actions. Moreover, the Company's Certificate of Incorporation does not provide for cumulative voting with respect to the election of directors. Consequently, the present directors and executive officers, together with CTRC Research, can exercise substantial influence over the election of the members of the Board of Directors. Such concentration of ownership could have an adverse effect on the price of the Common Stock or have the effect of delaying or preventing a change in control of the Company. In addition, certain provisions of Delaware law and the Company's Certificate of Incorporation could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. These provisions of Delaware law and the Company's Certificate of Incorporation may also have the effect of discouraging or preventing certain types of transactions involving an actual or threatened change of control of the Company (including unsolicited takeover attempts), even though such a transaction may offer the Company's stockholders the opportunity to sell their stock at a price above the prevailing market price. Certain of these provisions allow the Company to issue Preferred Stock without any vote or further action by the stockholders and prevent or eliminate cumulative voting in the election of directors. These provisions may make it more difficult for stockholders to take certain corporate actions and could have the effect of delaying or preventing a change in control of the Company. In addition, certain of the Company's corporate partners have the right to terminate their respective agreements with the Company upon certain changes in control of the Company, which may discourage acquisitions or other changes in control (including those in which stockholders of the Company might otherwise receive a premium for their shares over then-current market prices).

RIGHTS OF LICENSORS

         Through licenses and other agreements, the Company has various rights to certain products. The terms of these licenses and agreements generally survive for a specified period of years; however, the licensor also has the ability to terminate the license, or render it non-exclusive, if the Company fails to perform its obligations pursuant to the agreements. In certain of these agreements the licensor has reserved royalty-free licenses for research and other purposes. If any of these licenses were terminated or rendered non-exclusive, the business, financial condition and results of operations of the Company could be materially and adversely affected.

LACK OF COMMERCIAL MANUFACTURING EXPERIENCE; HANDLING OF HAZARDOUS MATERIALS; ENVIRONMENTAL MATTERS

         ILEX is currently responsible for manufacturing bulk drug product for non-clinical and clinical trials of CAMPATH(R) and oncology drugs on behalf of third parties; however, other than CAMPATH(R), the compounds being developed by the Company have never been manufactured on a commercial scale and the Company has no experience in manufacturing these compounds in commercial quantities. There can be no assurance that such compounds can be manufactured at a cost, or in quantities, necessary to make them commercially viable. All facilities and manufacturing techniques used in the manufacture of compounds for clinical use or for sale in the U.S. must be operated in conformity cGMP regulations, FDA regulations and guidelines governing the development and production of pharmaceutical compounds. The Company's facilities are subject to scheduled periodic regulatory inspections to ensure compliance with cGMP requirements. Failure on the part of the Company to comply with applicable requirements could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. A finding that the Company had materially violated cGMP requirements could result in additional regulatory sanctions and, in severe cases, could result in a mandated closing of the Company's facilities, which would materially and adversely affect the Company's business, financial condition and results of operations. If the Company proves to be unsuccessful in supplying compounds on acceptable terms, fails to satisfy regulatory requirements or if it should encounter delays or difficulties in its third-party relationships, the Company's clinical testing schedule would be delayed, resulting in delay in the submission of compounds for regulatory approval or the market introduction and subsequent sales of such products, which could have a materially adverse effect on the Company's business, financial condition and results of operations.

         The Company's development and non-clinical supply contract manufacturing programs involve or could involve in the future the controlled use of hazardous materials, chemicals and various radioactive compounds. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials will comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. The Company may incur substantial costs to comply with environmental regulations if and when the Company develops commercial scale manufacturing capacity.

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

VOLATILITY OF STOCK PRICE; VARIATION IN QUARTERLY OPERATING RESULTS

         The stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many pharmaceutical, biotechnology and developmental stage companies and that are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Common Stock. In addition, the market price of the Common Stock may be highly volatile. Factors that may have a significant effect on the market price of the Common Stock include fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, announcements of new collaborations or changes in existing collaborations by the Company or its competitors, the loss, or prospect of loss, of a significant contract with one or more of the Company's contract research clients, FDA and international regulatory actions, actions with respect to reimbursement matters, developments with respect to patents or proprietary rights, public concern as to the safety of products, developed by the Company or others, changes in health care policy in the U.S. and internationally, rumors relating to the Company or its competitors, changes in stock market analyst recommendations regarding the Company, other pharmaceutical companies or the pharmaceutical industry generally and general market conditions.

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

ADVERSE EFFECT ON MARKET PRICE OF SHARES ELIGIBLE FOR FUTURE SALE OR POSSIBLE FUTURE ISSUANCE OF SHARES; REGISTRATION RIGHTS

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

         At December 31, 1998, approximately 27.3 million shares of common stock were eligible for sale subject to compliance with Rule 144 of the Securities Act.

         ILEX is also obligated to issue to PRN 629,200 shares of Common Stock in two increments between June 30, 1999 and July 1, 2000, and, provided certain CRO revenue goals of ILEX are achieved, PRN may receive up to an additional 941,991 shares of Common Stock between June 30, 1999, and July 1, 2001.

         In addition, at December 31, 1998, the holders of approximately 2,240,344 shares of Common Stock are entitled to certain piggy-back registration rights with respect to such shares, and PRN is also entitled to such rights with respect to the additional shares issuable to them, as discussed above. If the Company is required to include in a Company-initiated registration shares held by such holders pursuant to the exercise of their piggy-back registration rights, sales made by such holders may have an adverse effect on the Company's ability to raise needed capital and on the price of the Common Stock. In addition, certain stockholders hold demand registration rights, which permit them to request, the Company to register the shares of Common Stock held by them. If such parties, by exercising their demand registration rights, cause a large number of shares to be registered and sold in the public market, such sales may have an adverse effect on the market price for the Common Stock. In addition, shares of Common Stock that are issued by the Company to fund its operations or in connection with an acquisition could also have an adverse effect on the market price for the Common Stock.

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

COMPUTER SYSTEMS AND YEAR 2000 ISSUES

         The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the application year of business transactions. The Company's information technology management has conducted a comprehensive assessment of the Company's computer systems to identify the systems that could be affected by the Year 2000, and has determined that no material changes are required for the Company's computer systems to be Year 2000 compliant. As such, the Company believes that, based upon currently available information, it will incur no material costs associated with becoming Year 2000 compliant. The company is completing its confirmation of the Year 2000 readiness of its material customers, service providers, key licensees, and its material vendors. Failure of the Company, its software providers or the Company's customers or vendors to adequately address the Year 2000 issue could result in misstatement of reported financial information, scientific data or otherwise materially and adversely affect the Company's business, financial condition and results of operations.

         The above Year 2000 disclosure constitutes a "Year 2000 Readiness Disclosure" as defined in the "Year 2000 Information and Readiness Disclosure Act" which was signed into law on October 19, 1998. Such act provides added protection from liability for certain public and private statements concerning a company's Year 2000 readiness.

EMPLOYEES

         At December 31, 1998, the Company had 185 full-time employees, 148 of whom are engaged in research and development activities. No employees are covered by collective bargaining agreements, and the Company believes it maintains good relations with its employees.

ITEM 2.  PROPERTIES

         The Company's administrative offices comprise approximately 47,000 square feet of leased office space in San Antonio, Texas. The lease governing the Company's existing office space expires at the end of December 2003.

         The Company leases and operates a 8,945-square-foot manufacturing facility located in San Antonio that has been designed to produce multi-kilogram lot sizes of anticancer compounds under cGMP. The design of this facility, prepared by ILEX staff, has been reviewed by the Regional Compliance Office of the FDA and found to be suitable for production of bulk drugs. The manufacturing facility is owned by a non-profit corporation that is controlled by CTRC Research and the Texas Research and Technology Foundation, and provides for the payment by the Company of fixed monthly rent plus a percentage of gross sales generated from the facility. These two organizations obtained a grant to build the facility from the Economic Development Administration. ILEX has a 15-year lease to the facility with three five-year-extension options. The lease expires at various dates between 1999 and 2010.

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

         Not applicable.


             [The remainder of this page intentionally left blank.]

                                    PART II.


ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         As of March 12, 1999, the Company had approximately 1,500 beneficial holders of common stock, including approximately 106 record holders. The Company's common stock is traded on the NASDAQ National Market under the symbol "ILXO". The following table sets forth, for the calendar periods indicated, the range of high and low bid closing prices for the Company's common stock, as reported by the NASDAQ National Market:

                                              1997                                      1998
                                              ----                                      ----
                                   High                  Low                 High                Low
                                   ----                  ---                 ----                ---
First Quarter                     $13-1/2              $12                  $10                $7-1/4
Second Quarter                     24-3/4               12                   18-1/4             9-1/4
Third Quarter                      20-1/4               11-3/4               10-1/4             5-1/2
Fourth Quarter                     12                    5-7/8               14-1/2             6-7/16


         These price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The Company's common stock began trading February 20, 1997. The closing price of the Company's common stock on March 12, 1999 was $11.00.

         The Company has not paid dividends on its common stock the past three years and anticipates that it will not pay dividends in the foreseeable future.

         Pursuant to a Drug Development and Commercialization Agreement (the "Agreement") dated effective March 27, 1998 between the Company and TBI, the Company issued warrants (the "Warrants") to purchase 590,113 shares of the common stock, $.01 par value ("Common Stock"), at an exercise price per share of $10.17 to TBI on March 27, 1998. The Warrants expire on March 27, 2003, and are exercisable by a cash payment or pursuant to a "cashless" exercise provision. Under the terms of the Agreement, the Company received as consideration an exclusive, worldwide license to THP-Dox. The Warrants and the shares of Common Stock underlying the Warrants were not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemptions of such registration provided under Section 4(2) of the Securities Act.



             [The remainder of this page intentionally left blank.]

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial information relating to the Company has been taken or derived from the audited financial statements, and notes related thereto, and other records of the Company. The statements of operations and balance sheets for the years ended December 31, 1996, 1997, and 1998 have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report on those statements. The selected financial information should be read in conjunction with the Company's financial statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                             Years Ended
                                                                             December 31,
                                                                    --------------------------------
                                                                      1996        1997        1998
                                                                    --------    --------    --------
                                                                 (in thousands, except per share data)
SUMMARY OF OPERATING STATEMENT DATA:
         Revenue:
                  Product development                               $  3,831    $  5,027    $  4,622
                  Contract research services                           1,537       5,903       9,650
                  Licensing fees                                       2,775         300        --
                                                                    --------    --------    --------
                    Total revenue                                      8,143      11,230      14,272
         Operating expenses:
                  Research and development costs                       3,637       6,740      15,509
                  General and administrative                           2,886       6,691       6,534
                  Costs of contract research services                  2,169       4,587       9,313
                                                                    --------    --------    --------
                         Total operating expenses                      8,692      18,018      31,356
                                                                    --------    --------    --------
Operating loss                                                          (549)     (6,788)    (17,084)
Other Income (Expense):
         Interest income                                                 684       2,583       1,850
         Equity in losses of research and development                   (750)     (4,477)     (5,994)
         partnerships and contract research affiliate
Net loss                                                            $   (615)   $ (8,682)   $(21,228)
                                                                    ========    ========    ========
Net loss per share                                                  $   (.07)   $   (.72)   $  (1.71)
                                                                    ========    ========    ========
Weighted average number of shares of common stock and
common stock equivalents outstanding(1)
                                                                       8,744      12,118      12,450
                                                                    ========    ========    ========
BALANCE SHEET DATA:
         Cash, cash equivalents and investments in
                  marketable securities                             $ 22,984    $ 42,646    $ 26,025
         Working capital                                              11,682      34,336      23,942
         Total assets                                                 27,374      55,311      42,340
         Accumulated deficit                                          (1,373)    (10,055)    (31,283)
         Total stockholders' equity                                   24,826      51,076      35,904


---------

(1) See Note 2 of Notes to Financial Statements for information concerning the computation of net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is included to describe the Company's financial position and results of operations for each of the three years in the period ended December 31, 1998. The Consolidated Financial Statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

GENERAL

         ILEX is engaged in the businesses of (i) acquiring rights to (generally in exchange for the payment of licensing fees and future royalty payments) and developing for commercialization drugs for the treatment of patients with cancer and for the prevention of cancer and (ii) providing clinical research, development and manufacturing services on a contract basis to pharmaceutical and biotechnology companies engaged in the development of oncology products.

         During the past year, the Company announced several significant events. ILEX and LeukoSite received "fast track" designation for CAMPATH(R) from the FDA, clearing the way for expedited review of the companies' application for marketing approval in the U.S. The Company has begun a Phase III pivotal trial of eflornithine to determine its efficacy in preventing the recurrence of superficial bladder cancer, and also a Phase III trial of eflornithine for the prevention of non-melanoma skin cancer. ILEX entered into an agreement with Symphar to develop the compound SR-45023A, now in Phase I testing. ILEX and Lilly have entered into an agreement to develop the diarysulfonylurea ILX-295501, to treat a broad spectrum of tumors. The Company acquired the rights to THP-Dox, currently in pre-clinical development, through a license with TBI.

         The Company currently has no products available for sale, however, the Company anticipates CAMPATH(R) will receive FDA approval to be marketed commercially within the next two years. However, no assurances can be made that the FDA will grant such approval or, if the FDA does grant such approval that CAMPATH(R) will be accepted in the marketplace. The Company has incurred losses and expects to incur losses for the foreseeable future as the Company's research and development expenditures increase. The Company's revenue for the foreseeable future will be limited to development funding under its collaborative relationships, fee-for-service revenues pursuant to contracts with its CRO clients, interest income and other miscellaneous income.

         Until its initial public offering in February 1997, the Company had financed its operations primarily through the sale of Convertible Preferred Stock, through development funding provided by its collaborative partners under its collaborative agreements, through licensing fees and milestone payments and, to a lesser extent, through fee-for-service revenues pursuant to contracts with its CRO clients. The development funding received by the Company pursuant to collaborative agreements often includes payments for research to support the development of specific compounds, recorded as development revenue, and licensing fees and milestone payments recorded as licensing fees. ILEX's collaborative agreements are generally conducted on a best efforts basis and payments for research are recognized based on the time incurred on the related studies. The Company is reimbursed for investigator costs based on actual costs incurred or at predetermined rates plus out-of-pocket costs incurred during the performance of the study. Revenues related to milestone payments are recognized upon the achievement of the related milestone and when collection is probable.

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

         Research and development costs are expensed as incurred and include costs associated with collaborative agreements. These costs consist of direct and indirect costs related to specific projects as well as fees paid to other entities, which conduct certain research activities on behalf of the Company.

         During the years ended December 31, 1996 and 1997, the Company had one collaborative research agreement that accounted for 40% and 10% of total revenue, respectively. In addition, one CRO client accounted for 28% of contract research revenue during 1998.

         The following is a discussion of the financial condition and results of operations for the Company for 1996, 1997 and 1998. It should be read in conjunction with the Interim Financial Statements of the Company, the Notes thereto and other financial information included elsewhere in this report.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

OPERATING REVENUES

         Total revenue increased from approximately $11.2 million in 1997 to $14.3 million in 1998. The increase of approximately $3.1 million, or 28%, was due to an additional $3.8 million of contract research revenues, offset by a decrease of $400,000 in product development revenues and $300,000 in licensing fees. The reduction in product development revenues reflects the elimination of revenue from the development of cristanol and mitoguazone, which was partially offset by the addition of development revenue for CAMPATH(R). The $3.8 million increase in contract research services revenues, to $9.7 million, compared to $5.9 million in 1997, reflects an increase in both the number of contracts under way in the size and complexity of the contract research projects.

OPERATING EXPENSES

         Total Operating Expenses. Total operating expenses increased from approximately $18.0 million in 1997 to $31.4 million in 1998. This increase of approximately $13.4 million, or 74%, includes a one-time, non-cash expense for $3.1 million for the value of a warrant to purchase shares of common stock of the Company issued to TBI in exchange for the licensing rights to THP-Dox. The remaining increase of $10.3 million reflects an increase in research and development costs and direct costs of research services. ILEX believes that research and development costs will increase in future periods as the Company expands its non-clinical and clinical trials associated with developing additional compounds.

         Research and Development Costs. Research and development costs increased from approximately $6.7 million in 1997 to $15.5 million in 1998. This increase of $8.8 million, or 131%, was primarily attributable to increased spending for the development of CAMPATH(R), eflornithine, piritrexim, THP-Dox, and ILX23-7553 (Vitamin D3 analog). In addition to the $15.5 million spent in 1998, an additional $4.5 million loss was recognized as equity in losses of research and development partnerships.

         General and Administrative Costs. General and administrative costs decreased slightly from approximately $6.7 million in 1997 to $6.5 million in 1998. This decrease of $200,000, or 3%, included an increase of $60,000 in facility rental expense, offset by a reduction in other general and administrative expenses.

         Direct Cost of Research Services. Direct cost of research services costs increased from $4.6 million in 1997 to $9.3 million in 1998. This increase of $4.7 million, or 103%, is attributable to the increased amortization of the amounts associated with the cost of the shares granted to PRN, and additional contract research business.

OPERATING LOSS

         The loss from operations increased from $6.8 million in 1997 to $17.1 million in 1998. This increase of $10.3 million, or 151%, includes a one-time, non-cash charge in the amount of $3.1 million for the value of a warrant to purchase shares of common stock of the Company issued to TBI for payment, in part, of a licensing fee for the compound THP-Dox.

EQUITY IN LOSSES IN JOINT VENTURES AND CONTRACT RESEARCH AFFILIATE

         Equity in losses in joint ventures and contract research affiliate was $4.5 million in 1997, and $6.0 million in 1998, an increase in losses of $1.5 million, or 33%, primarily due to the increased losses of PFK-ILEX.

NET INTEREST INCOME

         Net interest income decreased from approximately $2.6 million in 1997 to $1.9 million in 1998. This decrease of $700,000, or 27%, is attributable to a decrease in interest income resulting from lower average balances of cash, cash equivalents and investments in marketable securities.

NET LOSS

         The net loss increased $12.5 million during 1998, or 144% from $8.7 million in 1997 to $21.2 million in 1998.

NET LOSS PER SHARE

         The net loss per share increased from $0.72 per share in 1997 to $1.71 in 1998, a change of $0.99 per share.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

OPERATING REVENUES

         Total revenue increased from approximately $8.1 million in 1996 to $11.2 million in 1997. The increase of approximately $3.1 million, or 38%, was due to an additional $1.2 million of product development revenues and $4.4 million of contract research revenues offset by a decrease of $2.5 million in licensing fees. The $1.2 million increase in product development revenues, to $5.0 million, compares to $3.8 million in 1996. The increase primarily reflects additional revenue from license and development agreements signed in the fourth quarter of 1996 relating to piritrexim and crisnatol, as well as revenues from the L&I Partners joint venture for the development of CAMPATH(R). This increase was partially offset by a decrease in revenues with respect to the development of MGBG. The $4.4 million increase in contract research services revenues, to $5.9 million, compared to $1.5 million in 1996, reflects an increase in both the number of contracts underway as well as in the size and complexity of the contract research projects.

OPERATING EXPENSES

         Total Operating Expenses. Total operating expenses increased from approximately $8.7 million in 1996 to $18.0 million in 1997. This increase of approximately $9.3 million, or 107%, was due to increases in research and development costs, general and administrative costs, and direct cost of research services.

         Research and Development Costs. Research and development costs increased from approximately $3.6 million in 1996 to $6.7 million in 1997. This increase of $3.1 million, or 86%, was primarily attributable to spending approximately $1.5 million in connection with the development of eflornithine and $1.0 million on CAMPATH(R) (exclusive of manufacturing).

         General and Administrative Costs. General and administrative costs increased from approximately $2.9 million in 1996 to $6.7 million in 1997. This increase of $3.8 million, or 131%, is primarily attributable to increases in rental expense, legal costs, business development activities and compensation related to additional administrative staff.

         Direct Cost of Research Services. Contract research services costs increased from $2.2 million in 1996 to $4.6 million in 1997. This increase of $2.4 million, or 109%, is primarily attributable to the amortization of the cost of the shares granted to PRN, and to increases in expenditures required to support growth in the number and size of contract research contracts.

OPERATING LOSS

         The loss from operations increased from $0.5 million in 1996 to $6.8 million in 1997. This increase in loss from operations of $6.3 million, or 1,260% is primarily attributable to increased spending on ILEX's portfolio products, which have not yet been partnered for development, including increased spending associated with the development of eflornithine and CAMPATH(R).

EQUITY IN LOSSES IN JOINT VENTURES AND CONTRACT RESEARCH AFFILIATE

         Equity in losses in joint ventures and contract research affiliate was $0.8 million in 1996, and $4.5 million in 1997, an increase in losses of $3.7 million, or 463%. Since the joint ventures were not formed until December 1996 and May 1997, respectively, and the agreement with the CRO affiliate was concluded in August 1997, the comparable expenses for 1996 were limited to $0.8 million.

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

NET LOSS

         The net loss increased $8.1 million during 1997, or 1,350% from $0.6 million in 1996 to $8.7 million in 1997.

NET LOSS PER SHARE

         The net loss per share increased from $0.07 per share in 1996 to $0.72 in 1997, a change of $0.65 per share. This was primarily attributable to increased spending on the product portfolio and the expenses associated with the PRN collaboration.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

         Total revenue increased from approximately $4.2 million in the year ended December 31, 1995 to $8.1 million in 1996. The increase of $3.9 million, or 93%, was due to an additional $3.0 million of licensing fee revenue, $30,000 of product development revenue, and $880,000 of contract research services revenue. The licensing fee revenue was received pursuant to collaborations with strategic partner, as well as from a milestone payment from a strategic partner.

         Total operating expenses increased from approximately $5.1 million in the year ended December 31, 1995 to $8.7 million in 1996. This increase of $3.6 million, or 71%, was primarily a result of increases in direct cost of research services of $1.1 million associated with the start-up of the Company's manufacturing facilities, which commenced operations in early 1996, subcontractor costs of $520,000 relating to increases in expenditures required to support the Company's contract research services operations and research and development costs of approximately $420,000, primarily due to costs associated with MGBG. In addition, operating expenses increased by approximately $1.6 million due to increases in general and administrative expenses associated with increased compensation primarily as a result of increased number of personnel and, to a lesser extent, business development costs.

         Net interest income increased from approximately $130,000 in the year ended December 31, 1995, to $680,000 in 1996. This increase of $550,000 is attributable to an increase in interest income resulting from higher average balances of cash, cash equivalents and investments in marketable securities from proceeds received from sales of Convertible Preferred Stock completed in 1995 and 1996.

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

INCOME TAXES

         The availability of the NOL carryforward to reduce U.S. federal taxable income is subject to various limitations under the Internal Revenue Code of 1986 (the "Code"), as amended, in the event of an ownership change as defined in
Section 382 of the Code. The Company experienced a change in ownership interest in excess of 50 percent as defined under the Code upon the consummation of its offering of Series B convertible preferred stock. The Company does not believe that this change in ownership significantly impacts the Company's ability to utilize its net operating loss and tax credit carryforwards as of December 31, 1998, because the amount of the annual limitation under the Code of such carryforwards is in excess of the total amount of net operating loss and tax credit carryforwards. The Company did not experience a change in control under the Code as the result of its initial public offering. See Note 11 of the Notes to Consolidated Financial Statements contained herein.

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

         To date, the majority of the Company's expenditures have been for research and development activities, including associated general and administrative expense and losses incurred by joint ventures. ILEX expects research and development expenses to increase for the next several years as its development programs progress. In addition, general and administrative expenses necessary to support such expanded programs are also expected to increase over the next several years. At December 31, 1998, the Company had cash, cash equivalents and investments in marketable securities of approximately $26 million and working capital of approximately $23.9 million. The Company expects such amounts to be used primarily to support continued research and development of its compounds, expand its CRO services business, for general and administrative expenses and for other general corporate purposes.

         At December 31, 1998, the Company did not have any material commitments for capital expenditures.

         On March 8, 1999, the Company sold $2.5 million of common stock as part of an agreement to develop an oncology compound.

         During 1998, the Company guaranteed a $615,000 line of credit for PFK, its European affiliate. The guarantee is limited for a period of two years beginning in July 1998 and ending in June 2000. If the guarantee comes to redemption, the Company will automatically obtain an additional 10 percent ownership interest in PFK.

         During 1998, the Company guaranteed a $1.0 million line of credit for CRG, an oncology site management organization. The guarantee is limited for a period of three years beginning in May 1998 and ending in May 2001. If the guarantee comes to redemption, the company will obtain an ownership interest in CRG in accordance with the guarantee agreement.

         ILEX's future expenditures and capital requirements will depend on numerous factors, including without limitation, the progress of its research and development programs, the progress of its non-clinical and clinical testing, the magnitude and scope of these activities, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in or termination of existing collaborative arrangements, the ability of the Company to establish, maintain and avoid termination of collaborative arrangements, and the purchase of capital equipment and acquisitions of compounds, technologies or businesses. The Company's cash requirements are expected to continue to increase each year as it expands its activities and operations. There can be no assurance that the Company will ever be able to generate product revenue or achieve or sustain profitability. The Company expects its cash, cash equivalents, and marketable securities will be adequate to cover all of its obligations for the next year.

YEAR 2000 COMPLIANCE

         The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the application year of business transactions. The Company's information technology management has conducted a comprehensive assessment of the Company's computer systems to identify the systems that could be affected by the Year 2000, and has determined that no material changes are required for the Company's computer systems to be Year 2000 compliant. As such, the Company believes that, based upon currently available information, it will incur no material costs associated with becoming Year 2000 compliant. The company is completing its confirmation of the Year 2000 readiness of its material customers, service providers, key licensees, and its material vendors. Failure of the Company, its software providers or the Company's customers or vendors to adequately address the Year 2000 issue could result in misstatement of reported financial information, scientific data or otherwise materially and adversely affect the Company's business, financial condition and results of operations.

         The above Year 2000 disclosure constitutes a "Year 2000 Readiness Disclosure" as defined in the "Year 2000 Information and Readiness Disclosure Act" which was signed into law on October 19, 1998. Such act provides added protection from liability for certain public and private statements concerning a company's Year 2000 readiness.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

         The Company is exposed to some market risk through interest rates, related to its investment of its current cash, cash equivalents, and marketable securities of approximately $26 million. These funds are generally invested in highly liquid treasury bills and money market accounts with short-term maturities. As such instruments mature and the funds are re-invested, the Company is exposed to changes in market interest rates. This risk is not considered material and the Company manages such risk by continuing to evaluate the best investment rates available for short-term high quality investments. The Company has not used derivative financial instruments in its investment portfolio.

         The Company's European affiliate operations are denominated in local currency. The Company has unhedged transaction exposures in these currencies. The Company has not entered into any forward foreign exchange contracts for speculative, trading or other purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SCHEDULES

         The reports of the Company's Independent Public Accountants, Financial Statements and Notes to Financial Statements appear herein commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.


             [The remainder of this page intentionally left blank.]

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by item 10 of Form 10-K is incorporated herein by reference to such information in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

         The information called for by item 11 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by item 12 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by item 13 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.


             [The remainder of this page intentionally left blank.]

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

(b)               Reports on Form 8-K
                    None

(c)               Exhibits

EXHIBIT
NUMBER          IDENTIFICATION OF EXHIBIT

3.1 Amended and Restated Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

3.2 Bylaws of the Company, as amended (Incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

4.1 Specimen of certificate representing Common Stock, $.01 par value, of the Company (Incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.1 Assignment of Rights and Assets dated November 1994 from CTRC Research Foundation to the Company (Incorporated herein by reference to Exhibit 10.4 of the Company's Registration Statement No.
                333-17769 on Form S-1 filed December 12, 1996, as amended)

10.2 First Amendment to Assignment of Rights and Assets dated September 1995 between ILEX Oncology, Inc. and CTRC Research Foundation (Incorporated herein by reference to Exhibit 10.5 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.3 Services Agreement dated November 18, 1994 between CTRC Research Foundation and the Company (Incorporated herein by reference to Exhibit 10.6 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.4 Covenant Not To Sue dated September 1995 between CTRC Research Foundation and the Company (Incorporated herein by reference to Exhibit 10.7 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.5 Lease Agreement dated September 1, 1995 between CTRC Research Foundation and the Company (Incorporated herein by reference to Exhibit 10.10 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.6 Commercial Industrial Sublease Agreement between TRTF/CTRCRF Building Corporation and the Company (Incorporated herein by reference to Exhibit 10.11 of the Company's Registration Statement No.
                333-17769 on Form S-1 filed December 12, 1996, as amended)

10.7+ License Agreement [Piritrexim Isethionate] dated March 31, 1995 by and among BW Wellcome Co., The Wellcome Foundation Limited and the Company (Incorporated herein by reference to Exhibit
                10.13 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.8+ License Agreement [Oxypurinol] dated March 31, 1995 by and among BW Wellcome Co., The Welcome Foundation Limited and the Company (Incorporated herein by reference to Exhibit 10.14 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.9+ License Agreement [Crisnatol Mesylate] dated November 1, 1993 by and among BW Wellcome Co., The Welcome Foundation Limited and CTRC Research Foundation (Incorporated herein by reference to Exhibit 10.15 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.10+ Amendment and Agreement with Respect to License Agreement [Crisnatol Mesylate] dated October 5, 1996 amending License Agreement dated November 1, 1993 by and among BW Wellcome Co., The Welcome Foundation Limited and CTRC Research Foundation (Incorporated herein by reference to Exhibit 10.16 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.11+ License Agreement [Eflornithine] between ILEX Oncology, Inc. and Marion Merrell Dow Inc. and its subsidiaries Merrell Dow Pharmaceuticals Inc. and Marion Merrell Dow France Et Cie (Incorporated herein by reference to Exhibit 10.17 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.12+ Development and License Agreement [Crisnatol Mesylate] dated October 11, 1996 by and among the Company and Janssen Pharmaceutica, N.V. (Incorporated herein by reference to Exhibit
                10.18 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.13+ License Agreement [Farnesyl Transferase Inhibitors] dated July 1, 1996 by and between Sother Limited and the Company (Incorporated herein by reference to Exhibit 10.19 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.14+ License Agreement [RP 60475] dated November 18, 1994 between Rhone-Poulenc Rorer S.A. and the Company (Incorporated herein by reference to Exhibit 10.20 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.15+ Agreement dated November 25, 1996 between Hoffmann-La Roche, Inc. and the Company [RO23-7553] (Incorporated herein by reference to Exhibit 10.21 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.16+ Research Collaboration Agreement dated December 12, 1995 between CTRC Research Foundation and Sanofi (Incorporated herein by reference to Exhibit 10.23 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.17 Consent, Acknowledgement and Waiver Agreement dated September 1994 by and among CTRC Research Foundation, Sterling Winthrop Inc. and the Company (Incorporated herein by reference to Exhibit 10.24 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.18+          Drug Development Project Agreement
                [4-hydroperoxycyclophosphamide] effective April 1, 1993 between CTRC Research Foundation and MGI Pharma, Inc. (Incorporated herein by reference to Exhibit 10.25 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.19 Material Transfer Agreement [Dihydro-5-Azacytidine] dated March 9, 1995 between the Company and the National Institutes of Health (Incorporated herein by reference to Exhibit 10.26 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.20+ Patent License Agreement--Exclusive [Methyl-Glyoxal Bix-Guanylhydrazone] dated September 8, 1991 between the National Institutes of Health and Cancer Therapy and Research Center (Incorporated herein by reference to Exhibit 10.27 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.21 Master Services Agreement (Non-clinical Services) dated June 11, 1996 by and between the Company and Lipitek International, Inc. (Incorporated herein by reference to Exhibit 10.30 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.22 Warrant for the purchase of shares of Common Stock dated September 1995 between the Company and Vector Securities International, Inc. (Incorporated herein by reference to Exhibit 10,32 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.23 Warrant for the purchase of shares of Common Stock dated July 1996 between the Company and Chestnut Partners, Inc. (Incorporated herein by reference to Exhibit 10.33 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.24 Institute for Drug Development Program Agreement dated September 20, 1994 between CTRC Research Foundation and The University of Texas Health Science Center at San Antonio (Incorporated herein by reference to Exhibit 10.34 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.25 Subordinated Option Agreement dated March 27, 1995 between CTRC Research Foundation and the Company (Incorporated herein by reference to Exhibit 10.35 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.26           Employment Agreement dated November 2, 1994 between Richard L.
                Love and the Company (Incorporated herein by reference to Exhibit 10.36 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.27 Amendment to Employment Agreement dated April 4, 1995 between Richard L. Love and the Company (Incorporated herein by reference to Exhibit 10.37 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.28 Amendment to Employment Agreement dated September 27, 1995 between Richard L. Love and the Company (Incorporated herein by reference to Exhibit 10.38 of the Company's Registration Statement No.
                333-17769 on Form S-1 filed December 12, 1996, as amended)

10.29           Employment Agreement dated November 2, 1994 between Alexander L.
                Weis, Ph.D. and the Company (Incorporated herein by reference to Exhibit 10.39 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.30 Amendment to Employment Agreement dated April 10, 1995 between Alexander L. Weis, Ph.D. and the Company (Incorporated herein by reference to Exhibit 10.40 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.31 Amendment to Employment Agreement dated September 27, 1995 between Alexander L. Weis, Ph.D. and the Company (Incorporated herein by reference to Exhibit 10.41 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.32 Employment Agreement Dated August 13, 1996 between James R. Koch and the Company (Incorporated herein by reference to Exhibit
                10.42 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.33 Employment Agreement dated August 27, 1996 between Pedro Santabarbara, M.D., Ph.D. and the Company (Incorporated herein by reference to Exhibit 10.43 of the Company's Registration Statement No.
                333-17769 on Form S-1 filed December 12, 1996, as amended)

10.34           Letter Agreement dated November 2, 1994 between Alexander L.
                Weis, Ph.D. and the Company (Incorporated herein by reference to Exhibit 10.44 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.35 Consulting Services Agreement dated March 16, 1995 between the Company and Charles A. Coltman, Jr., M.D. (Incorporated herein by reference to Exhibit 10.45 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.36 1995 Stock Option Plan for the Company (Incorporated herein by reference to Exhibit 10.47 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.37 1996 Non-Employee Director Stock Option Plan for the Company (Incorporated herein by reference to Exhibit 10.48 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.38 Form of Non-Employee Director Stock Option Agreement (Incorporated herein by reference to Exhibit 10.49 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.39 Third Amended and Restated Registration Rights Agreement between the Company, CTRC and the holders of the Series B, C, D and E Preferred Stock (Incorporated herein by reference to Exhibit
                10.50 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.40 Form of Pledge Agreement between Cancer Therapy and Research Center Endowment and each of Gary V. Woods, Ruskin C. Norman, M.D. and Robert V. West, Jr., Ph.D. (Incorporated herein by reference to Exhibit 10.55 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.41+ Exclusive License Agreement [Oxypurinol] dated November 27, 1996 between MGI Pharma, Inc. and the Company (Incorporated herein by reference to Exhibit 10.56 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.42+ Exclusive License Agreement [DHAC] dated November 7, 1996 between MGI Pharma, Inc. and the Company (Incorporated herein by reference to Exhibit 10.57 of the Company's Registration Statement No.
                333-17769 on Form S-1 filed December 12, 1996, as amended)

10.43 Stock Purchase Agreement dated April 11, 1995 between Daniel Von Hoff and the Company (Incorporated herein by reference to Exhibit 10.58 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.44           Stock Purchase Agreement dated April 11, 1995 between Alexander
                L. Weis and the Company (Incorporated herein by reference to Exhibit 10.59 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.45           Stock Purchase Agreement dated April 11, 1995 between Richard L.
                Love and the Company (Incorporated herein by reference to Exhibit 10.60 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.46           Stock Purchase Agreement dated April 11, 1995 between Charles A.
                Coltman, Jr., and the Company (Incorporated herein by reference to Exhibit 10.61 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.47 Promissory Note dated April 12, 1995 between Daniel Von Hoff and the Company (Incorporated herein by reference to Exhibit 10.62 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.48 Promissory Note dated April 12, 1995 between Richard L. Love and the Company (Incorporated herein by reference to Exhibit 10.63 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.49 Promissory Note dated April 12, 1995 between Charles A. Coltman, Jr. and the Company (Incorporated herein by reference to Exhibit
                10.64 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.50 Promissory Note dated April 12, 1995 between Alexander L. Weis and the Company (Incorporated herein by reference to Exhibit
                10.65 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.51 Ownership Restriction Agreement dated December 11, 1996 between MPILEX Management, L.L.C., MPILEX Partners, L.P. and holders of units thereof (Incorporated herein by reference to Exhibit 10.66 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.52 Agreement of Limited Partnership of MPILEX Partners, L.P. among MPILEX Management, L.L.C. (Incorporated herein by reference to Exhibit 10.67 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.53 Regulations of MPILEX Management, L.L.C. dated December 1996 (Incorporated herein by reference to Exhibit 10.68 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.54+ License Agreement dated December 11, 1996 between MPILEX Partners, L.P. and the Company (Incorporated herein by reference to Exhibit 10.69 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.55 Lease Agreement between the Company and N.W.A. Limited Partnership, dated October 15, 1996 (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 14, 1997)

10.56 First Amendment to Lease Agreement between the Company and N.W.A. Limited Partnership, dated March 26, 1997 (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 14, 1997)

10.57 Registration Rights Agreement dated July 9, 1997, between the Company and PRN Research, Inc. (Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed August 14, 1997)

10.58 Service Agreement dated June 30, 1997, between the Company and PRN Research, Inc. (Incorporated herein by reference to Exhibit
                10.4 to the Company's Quarterly Report on Form 10-Q filed August 14, 1997)

10.59 Drug Development and Commercialization Agreement dated March 27, 1998, between the Company and The Burnham Institute, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 15, 1998)

10.60 Office Building Lease Agreement dated April 8, 1998, between the Company and N.W.A. Limited Partnership (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 14, 1998)

10.61* Consulting Services Agreement dated July 1, 1997, between the Company and Dr. Daniel D. Von Hoff, M.D.

11.1*           Computation of Earnings Per Share

21.1            Subsidiaries of the Company


                                                                      State of Names Under
                Name                                                      Incorporation          Which Doing Business
                ----                                                      -------------          --------------------
                ILEX Oncology Services, Inc.                                Delaware              ILEX Services, Inc.
                ILEX Products, Inc.                                         Delaware              ILEX Products, Inc.
23*             Consent of Arthur Andersen LLP

24.1*           Power of Attorney (included on signature page)

27*             Financial Data Schedule

99.1*           Financial Statements of L&I Partners, L.P.

---------------

*    Filed herewith.

+ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.


             [The remainder of this page intentionally left blank.]

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas, on March 29, 1999.

                                        ILEX ONCOLOGY, INC.

                                        By  /s/  RICHARD L. LOVE
                                            ------------------------------------
                                                 Richard L. Love,
                                                 President and Chief Executive
Officer
                                                 (Principal Executive Officer)

                                        By  /s/  MICHAEL T. DWYER
                                            ------------------------------------
                                                 Michael T. Dwyer
                                                 Vice President and Chief
                                                 Financial Officer
                                                 (Chief Financial and Accounting
                                                 Officer)


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 29, 1999.


    Signature                                          Title
    ---------                                          -----
/s/   GARY V. WOODS                                    Director
------------------------------------
      Gary V. Woods

/s/   RICHARD L. LOVE                                  President, Chief Executive Officer and Director
------------------------------------
      Richard L. Love


/s/   DANIEL D. VON HOFF, M.D.                         Director
------------------------------------
      Daniel D. Von Hoff, M.D.

/s/   JOHN L. CASSIS                                   Director
------------------------------------
      John L. Cassis

/s/   A. DANA CALLOW, JR.                              Director
------------------------------------
      A. Dana Callow, Jr.

/s/   RUSKIN C. NORMAN, M.D.                           Director
------------------------------------
      Ruskin C. Norman, M.D.

/s/   JASON S. FISHERMAN, M.D.                         Director
------------------------------------
      Jason S. Fisherman, M.D.

/s/   JOSEPH S. BAILES, M.D.                           Director
------------------------------------
      Joseph S. Bailes, M.D.

                               ILEX ONCOLOGY, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                      Page
                                                                                                      ----
Report of Independent Public Accountants                                                               F-2

Consolidated Balance Sheets as of December 31, 1997 and 1998                                           F-3

Consolidated Statements of Operations - For the Years Ended December 31, 1996, 1997
   and 1998                                                                                            F-4

Consolidated Statements of Stockholders' Equity - For the Years Ended December 31, 1996,
   1997 and 1998                                                                                       F-5

Consolidated Statements of Cash Flows - For the Years Ended December 31, 1996, 1997
   and 1998                                                                                            F-6

Notes to Consolidated Financial Statements                                                             F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To ILEX Oncology, Inc.:

We have audited the accompanying consolidated balance sheets of ILEX Oncology, Inc. (a Delaware corporation), and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ILEX Oncology, Inc., and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1996, 1997 and 1998, in conformity with generally accepted accounting principles.


                                              /s/ ARTHUR ANDERSEN LLP



San Antonio, Texas
January 29, 1999

                               ILEX ONCOLOGY, INC.


                           CONSOLIDATED BALANCE SHEETS

               (In Thousands, Except Shares and Per Share Amounts)


                                                                                                       December 31
                                                                                                   --------------------
                                                    ASSETS                                           1997        1998
                                                                                                   --------    --------
CURRENT ASSETS:
   Cash and cash equivalents                                                                       $ 22,655    $  6,581
   Investments in marketable securities                                                              10,111      18,999
   Accounts receivable, net of allowance for doubtful accounts of $123 in 1997 and
     $150 in 1998-
       Billed                                                                                         2,516       2,685
       Unbilled                                                                                         889         515
   Prepaid expenses and other                                                                           720       1,194
                                                                                                   --------    --------

                                           Total current assets                                      36,891      29,974
                                                                                                   --------    --------

NONCURRENT ASSETS:
   Investments in marketable securities                                                               9,880         445
   Investments in and advances to-
     Research and development partnerships                                                             (360)        228
     Contract research affiliate                                                                      1,494         473
   Intangible asset, net                                                                              4,847       6,704
   Other                                                                                               --            75

                                                                                                     15,861       7,925
                                                                                                   --------    --------
PROPERTY AND EQUIPMENT:
   Office equipment                                                                                   2,509       4,208
   Lab equipment                                                                                        300       1,252
   Leasehold improvements                                                                               312         355
                                                                                                   --------    --------

                                                                                                      3,121       5,815
   Less- Accumulated depreciation and amortization                                                     (562)     (1,374)
                                                                                                   --------    --------

                                                                                                      2,559       4,441

                                           Total assets                                            $ 55,311    $ 42,340
                                                                                                   ========    ========

                                                                                                       December 31
                                                                                                   --------------------
                                    LIABILITIES AND STOCKHOLDERS' EQUITY                             1997       1998
                                                                                                   --------    --------
CURRENT LIABILITIES:
   Accounts payable-
     Related parties                                                                               $    163    $    215
     Other                                                                                              345         876
   Accrued subcontractor costs-
     Related parties                                                                                    982         239
     Other                                                                                              657       1,874
   Accrued liabilities                                                                                  727       1,143
   Deferred revenue                                                                                     928       1,685
                                                                                                   --------    --------

                           Total current liabilities                                                  3,802       6,032
                                                                                                   --------    --------


OTHER LONG-TERM LIABILITIES                                                                             433         404
                                                                                                   --------    --------

COMMITMENTS AND CONTINGENCIES (Notes 8, 10 and 12)


STOCKHOLDERS' EQUITY:
   Convertible Preferred Stock, $0.01 par value; 20,000,000 shares authorized-
     No shares issued or outstanding                                                                   --          --
   Common stock, $0.01 par value; 40,000,000 shares authorized; 12,279,530 and 12,652,593 shares
     issued in 1997 and 1998, respectively                                                              123         127
   Additional paid-in capital                                                                        61,090      67,623
   Receivables on sale of common stock (Note 5)                                                         (82)        (46)
   Accumulated deficit                                                                              (10,055)    (31,283)
   Less treasury stock at cost; 39,000 shares in 1998                                                  --          (517)
                                                                                                   --------    --------

                           Total stockholders' equity                                                51,076      35,904
                                                                                                   --------    --------

                           Total liabilities and stockholders' equity                              $ 55,311    $ 42,340
                                                                                                   ========    ========


        The accompanying notes are an integral part of these consolidated financial statements.

                               ILEX ONCOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In Thousands, Except Per Share Amounts)



                                                                           Years Ended
                                                                           December 31
                                                                --------------------------------
                                                                  1996        1997        1998
                                                                --------    --------    --------
REVENUE:
   Product development                                          $  3,831    $  5,027    $  4,622
   Contract research services                                      1,537       5,903       9,650
   Licensing fees                                                  2,775         300        --
                                                                --------    --------    --------

                      Total revenue                                8,143      11,230      14,272
                                                                --------    --------    --------

OPERATING EXPENSES:
   Research and development costs                                  3,637       6,740      15,509
   General and administrative                                      2,886       6,691       6,534
   Direct cost of research services                                2,169       4,587       9,313
                                                                --------    --------    --------

                      Total operating expenses                     8,692      18,018      31,356
                                                                --------    --------    --------

OPERATING LOSS                                                      (549)     (6,788)    (17,084)

OTHER INCOME (EXPENSE):
   Equity in losses of-
     Research and development partnerships                          (750)     (4,295)     (4,453)
     Contract research affiliate                                    --          (182)     (1,541)
   Interest income, net                                              684       2,583       1,850
                                                                --------    --------    --------

NET LOSS                                                        $   (615)   $(8,682)    $(21,228)
                                                                ========    ========    ========

NET LOSS PER SHARE                                              $   (.07)   $   (.72)   $  (1.71)
                                                                ========    ========    ========

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
                                                                   8,744      12,118      12,450
                                                                ========    ========    ========



        The accompanying notes are an integral part of these consolidated financial statements.

                                      ILEX ONCOLOGY, INC.

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      (In Thousands, Except Shares Issued and Outstanding)



                                                   Series A Convertible      Series B Convertible       Series C Convertible
                                                      Preferred Stock           Preferred Stock           Preferred Stock
                                                   ----------------------    ----------------------    ----------------------
                                                     Shares        $0.01       Shares       $0.01        Shares        $0.01
                                                   Issued and       Par      Issued and       Par      Issued and       Par
                                                   Outstanding     Value     Outstanding     Value     Outstanding     Value
                                                   -----------    -------    -----------    -------    -----------    -------

BALANCES, December 31, 1995                          2,991,477    $    30      3,101,448    $    31           --      $  --
   Private placement of Series C convertible
     preferred stock for cash                             --         --             --         --        1,309,424         13
   Private placement of Series D convertible
     preferred stock for cash                             --         --             --         --             --         --
   Private placement of Series E convertible
     preferred stock for cash                             --         --             --         --             --         --
   Issuance cost of convertible preferred stock           --         --             --         --             --         --
   Payments received on receivables on sale of
     common stock                                         --         --             --         --             --         --
   Net loss                                               --         --             --         --             --         --
                                                   -----------    -------    -----------    -------    -----------    -------

BALANCES, December 31, 1996                          2,991,477         30      3,101,448         31      1,309,424         13
   Issuance of common shares in public offering,
     net of issuance costs                                --         --             --         --             --         --
   Conversion of Series A, B, C, D and E preferred
     stock into common stock                        (2,991,477)       (30)    (3,101,448)       (31)    (1,309,424)       (13)
   Exercise of stock options and warrants                 --         --             --         --             --         --
   Issuance of common shares for collaborative
     agreement                                            --         --             --         --             --         --
   Issuance of common shares for investment in
     European affiliate                                   --         --             --         --             --         --
   Payments received on receivables on sale of
     common stock                                         --         --             --         --             --         --
   Net loss                                               --         --             --         --             --         --
                                                   -----------    -------    -----------    -------    -----------    -------

BALANCES, December 31, 1997                               --         --             --         --             --         --
   Issuance of common shares for collaborative
     agreement                                            --         --             --         --             --         --
   Stock received as a reduction in advances to
     partners                                             --         --             --         --             --         --
   Exercise of stock options                              --         --             --         --             --         --
   Collections of receivables on sale of common
     stock                                                --         --             --         --             --         --
   Warrants issued in payment of licensing fee            --         --             --         --             --         --
   Net loss                                               --         --             --         --             --         --
                                                   -----------    -------    -----------    -------    -----------    -------

BALANCES, December 31, 1998                               --      $  --             --      $  --             --      $  --
                                                   ===========    =======    ===========    =======    ===========    =======



                                                    Series D Convertible      Series E Convertible
                                                      Preferred Stock           Preferred Stock             Common Stock
                                                   ----------------------    ----------------------    ----------------------
                                                     Shares       $0.01        Shares        $0.01       Shares       $0.01
                                                   Issued and      Par       Issued and       Par      Issued and      Par
                                                   Outstanding    Value      Outstanding     Value     Outstanding     Value
                                                   -----------    -------    -----------    -------    -----------    -------

BALANCES, December 31, 1995                               --      $  --             --      $  --        1,187,539    $    12
   Private placement of Series C convertible
     preferred stock for cash                             --         --             --         --             --         --
   Private placement of Series D convertible
     preferred stock for cash                          113,953          1           --         --             --         --
   Private placement of Series E convertible
     preferred stock for cash                             --         --          475,753          5           --         --
   Issuance cost of convertible preferred stock           --         --             --         --             --         --
   Payments received on receivables on sale of
     common stock                                         --         --             --         --             --         --
   Net loss                                               --         --             --         --             --         --
                                                   -----------    -------    -----------    -------    -----------    -------

BALANCES, December 31, 1996                            113,953          1        475,753          5      1,187,539         12
   Issuance of common shares in public offering,
     net of issuance costs                                --         --             --         --        2,700,000         27
   Conversion of Series A, B, C, D and E preferred
     stock into common stock                          (113,953)        (1)      (475,753)        (5)     7,992,055         80
   Exercise of stock options and warrants                 --         --             --         --           70,387          1
   Issuance of common shares for collaborative
     agreement                                            --         --             --         --          312,188          3
   Issuance of common shares for investment in
     European affiliate                                   --         --             --         --           17,361       --
   Payments received on receivables on sale of
     common stock                                         --         --             --         --             --         --
   Net loss                                               --         --             --         --             --         --
                                                   -----------    -------    -----------    -------    -----------    -------

BALANCES, December 31, 1997                               --         --             --         --       12,279,530        123
   Issuance of common shares for collaborative
     agreement                                            --         --             --         --          314,600          3
   Stock received as a reduction in advances to
     partners                                             --         --             --         --          (39,000)      --
   Exercise of stock options                              --         --             --         --           58,463          1
   Collections of receivables on sale of common
     stock                                                --         --             --         --             --         --
   Warrants issued in payment of licensing fee            --         --             --         --             --         --
   Net loss                                               --         --             --         --             --         --
                                                   -----------    -------    -----------    -------    -----------    -------

BALANCES, December 31, 1998                               --      $  --             --      $  --       12,613,593    $   127
                                                   ===========    =======    ===========    =======    ===========    =======




                                                                Receivables
                                                   Additional     on Sale
                                                     Paid-In     of Common     Accumulated    Treasury
                                                     Capital       Stock         Deficit       Stock         Total
                                                   ----------    ----------    ----------    ----------    ----------

BALANCES, December 31, 1995                        $   10,332    $     (136)   $     (758)   $     --      $    9,511
   Private placement of Series C convertible
     preferred stock for cash                           9,987          --            --            --          10,000
   Private placement of Series D convertible
     preferred stock for cash                             999          --            --            --           1,000
   Private placement of Series E convertible
     preferred stock for cash                           4,995          --            --            --           5,000
   Issuance cost of convertible preferred stock           (95)         --            --            --             (95)
   Payments received on receivables on sale of
     common stock                                        --              25          --            --              25
   Net loss                                              --            --            (615)         --            (615)
                                                   ----------    ----------    ----------    ----------    ----------

BALANCES, December 31, 1996                            26,218          (111)       (1,373)         --          24,826
   Issuance of common shares in public offering,
     net of issuance costs                             29,135          --            --            --          29,162
   Conversion of Series A, B, C, D and E preferred
     stock into common stock                             --            --            --            --            --
   Exercise of stock options and warrants                 163          --            --            --             164
   Issuance of common shares for collaborative
     agreement                                          5,296          --            --            --           5,299
   Issuance of common shares for investment in
     European affiliate                                   278          --            --            --             278
   Payments received on receivables on sale of
     common stock                                        --              29          --            --              29
   Net loss                                              --            --          (8,682)         --          (8,682)
                                                   ----------    ----------    ----------    ----------    ----------

BALANCES, December 31, 1997                            61,090           (82)      (10,055)         --          51,076
   Issuance of common shares for collaborative
     agreement                                          3,104          --            --            --           3,107
   Stock received as a reduction in advances to
     partners                                            --            --            --            (517)         (517)
   Exercise of stock options                              286          --            --            --             287
   Collections of receivables on sale of common
     stock                                               --              36          --            --              36
   Warrants issued in payment of licensing fee          3,143          --            --            --           3,143
   Net loss                                              --            --         (21,228)         --         (21,228)
                                                   ----------    ----------    ----------    ----------    ----------

BALANCES, December 31, 1998                        $   67,623    $      (46)   $  (31,283)   $     (517)   $   35,904
                                                   ==========    ==========    ==========    ==========    ==========







        The accompanying notes are an integral part of these consolidated financial statements.

                               ILEX ONCOLOGY, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)


                                                                                   Years Ended December 31
                                                                              --------------------------------
                                                                                1996        1997        1998
                                                                              --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                  $   (615)   $ (8,682)   $(21,228)
    Adjustments to reconcile net loss to net cash used in operating activities-
       Depreciation and amortization                                               105         967       2,076
       Net activity of research and development partnerships and
         contract research affiliate                                               750       4,477         435
       Valuation of warrant issued in payment of licensing fees                   --          --         3,143
       Change in assets and liabilities-
         (Increase) decrease in assets-
           Accounts receivable, net                                             (1,432)     (3,589)        205
           Prepaid expenses and other                                             (653)        327        (474)
           Other noncurrent assets                                                --          --           (75)
         Increase (decrease) in liabilities-
           Accounts payable                                                        240          89         583
           Accrued liabilities                                                     281         982         890
           Deferred revenue                                                        360         398         757
           Other long-term liabilities                                             226         207         (29)
                                                                              --------    --------    --------

                   Net cash used in operating activities                          (738)     (4,824)    (13,717)
                                                                              --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net activity of marketable securities' transactions                         (17,947)     (2,044)        547
   Purchase of property and equipment                                             (539)     (2,047)     (2,708)
   Investments in and advances to research and development partnerships and     (1,000)     (2,736)       (519)
                                                                              --------    --------    --------
     contract research affiliate

                   Net cash used in investing activities                       (19,486)     (6,827)     (2,680)
                                                                              --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock for cash, net of issuance costs                       --        29,076        --
   Issuance of preferred stock for cash, net of issuance costs                  15,905        --          --
   Exercise of options and warrants                                               --           164         287
   Collections of receivables on sale of common stock                               25          29          36
   Repayment of advances from related party                                       (305)       --          --
                                                                              --------    --------    --------

                   Net cash provided by financing activities                    15,625      29,269         323
                                                                              --------    --------    --------


                                                            Years Ended December 31
                                                       -------------------------------
                                                           1996        1997       1998
                                                       --------    --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   $ (4,599)   $ 17,618   $(16,074)

CASH AND CASH EQUIVALENTS, beginning of year              9,636       5,037     22,655
                                                       --------    --------   --------

CASH AND CASH EQUIVALENTS, end of year                 $  5,037    $ 22,655   $  6,581
                                                       ========    ========   ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for-
     Interest                                          $     10    $   --     $   --
     Income taxes                                          --          --         --



        The accompanying notes are an integral part of these consolidated financial statements.

                               ILEX ONCOLOGY, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1997 AND 1998

                (Amounts in Thousands, Except Share Information,
                Per Share Information or As Otherwise Indicated)


 1.  ORGANIZATION AND OPERATIONS:

ILEX Oncology, Inc. (the Company), was incorporated in December 1993 under the laws of the State of Delaware. The Company was incorporated as a for-profit, wholly owned subsidiary of the CTRC Research Foundation (CTRC Research), a nonprofit organization.

The Company is a drug development company focused on oncology through its two wholly owned subsidiaries ILEX Products, Inc. (ILEX Products) and ILEX Services, Inc. (ILEX Services). ILEX Products focuses in the areas of identification, development, manufacturing and regulatory approval of oncology compounds to develop cancer therapeutics and build a chemoprevention product platform. ILEX Services offers contract research services to both the pharmaceutical and biotechnology industries.

The accompanying consolidated financial statements include the accounts of ILEX Oncology, Inc., and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Currently, the Company has no products available for sale. The Company's proposed products, with one exception, are primarily in the development stage and will require extensive clinical testing prior to submission of any regulatory application for commercial use. Accordingly, the Company has incurred net losses to date. The Company has not generated any revenues from product sales to date, and there can be no assurance that revenues from product sales will be achieved. The Company's ability to achieve a profitable level of operations in the future will depend in large part on its completing development of its compounds, obtaining regulatory approvals for such compounds, commercializing these potential products through marketing agreements with other companies or, if the Company chooses, marketing such compounds independently, successfully manufacturing such compounds, achieving market acceptance of such compounds and expanding its contract research services business. There can be no assurance that the Company will ever be successful in developing such compounds, obtaining such approvals, bringing such compounds to market, developing sales, marketing or distribution capabilities, manufacturing such products or generating market acceptance.

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

 2.  SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition

   Product Development -- Revenues from drug development studies are either based on the time incurred on such studies or are recognized on a percentage-of-completion basis. The Company is reimbursed for investigator costs based on actual costs incurred or predetermined rates and out-of-pocket costs incurred during the performance of the study. Revenues related to milestone payments of the drug development studies are recognized based on the completion of the milestone measurements.

   Contract Research Services -- Revenues from contract research services are related to both fixed price and hourly based customer contracts and are recognized on a percentage-of-completion basis or as such services are performed.

   Licensing Fees -- Revenues from the signing of licensing agreements are recognized upon the execution of the agreements as the Company has no future obligations related to the signing of the license agreement and such fees are nonrefundable.

Current Assets and Current Liabilities

The carrying value of current assets and current liabilities approximates fair value due to the short maturity of these items.

Property and Equipment

Property and equipment are reported at cost and depreciated over the estimated useful lives of the individual assets using the straight-line method. Leasehold improvements represent capitalized employee salaries related to construction and other miscellaneous costs incurred to bring the leased cGMP (current Good Manufacturing Practices) facility (Note 10) into use. Leasehold improvements are amortized over the lesser of the life of the lease or the useful life of the related property. Expenditures for maintenance and repairs are charged to expense as incurred. The estimated lives used in computing depreciation and amortization are as follows:

        Office equipment                                3 - 10 years
        Lab equipment                                   5 - 10 years
        Leasehold improvements                              15 years

Deferred Revenue

Deferred revenue represents advances for services not yet rendered under contract services and billings in excess of revenue recognized.

Investments in Marketable Securities

At December 31, 1997 and 1998, marketable debt securities have been categorized as held to maturity and are stated at amortized cost, as these securities have staggered maturity dates, and management of the Company does not intend to liquidate these securities before maturity. Marketable debt securities with an original maturity of less than one year are classified in the balance sheet as current assets, while securities with a maturity of greater than one year are classified as noncurrent assets. The fair value of marketable securities is based on currently published market quotations.

Credit Risk and Major Customer

The Company places its excess temporary cash and cash equivalents in a money market account with a high quality financial institution. At times, such amounts may be in excess of the FDIC insurance limit. The Company's accounts receivable are from pharmaceutical and biotechnology companies. Based on the Company's evaluation of the collectibility of these accounts receivable, an allowance for doubtful accounts of $123 was necessary at December 31, 1997 and $150 at December 31, 1998. The Company believes the exposure to credit risk related to the remaining accounts receivable is minimal.

For the year ended December 31, 1996, 40 percent of revenue arose from one customer. For the year ended December 31, 1997, the Company's top five customers accounted for 77 percent of revenue. For the year ended December 31, 1998, the Company's top five customers accounted for 85 percent of revenue.

Use of Estimates

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

Income Taxes

The Company has incurred losses since inception for both book and tax purposes. Accordingly, no income taxes have been provided for in the consolidated financial statements for the years ended December 31, 1996, 1997 and 1998.

Statements of Cash Flows

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

Noncash financing and investing activities for the years ended December 31, 1996, 1997 and 1998, include the following:


                                                                         1996     1997     1998
                                                                         ----   ------   ------

Conversion of preferred stock into common stock                          $ --   $   80   $ --

Contribution payable to MPILEX Partners, L.P. (MPILEX)                     --       11     --

Contribution made to MPILEX as a reduction in accounts receivable          --    1,089     --

Issuance of common stock for investment in PFK GmbH (PFK)                  --      278     --

Issuance of common stock to Physician Reliance Network, Inc. (PRN) for
   collaborative agreement                                                 --    5,299    3,107

Treasury shares received from MPILEX as a reduction in advances
   to research and development partnerships                                --      --       517

Investments in and Advances to Research and Development
Partnerships and Contract Research Affiliate

The Company holds a 50 percent interest and a 54 percent interest in two separate research and development partnerships and a 40 percent interest in a contract research affiliate. All of these are for the purpose of research collaboration endeavors. The Company accounts for its nonmajority owned investments in research and development partnerships and contract research affiliate using the equity method of accounting.

Net Loss Per Share

Basic net loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted net loss per share is equal to basic net loss per share, as the effect of all common stock equivalents is antidilutive.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 1998 presentation.

 3.  INVESTMENTS IN MARKETABLE SECURITIES:

At December 31, 1997 and 1998, the following marketable securities due within one year were classified as current assets:


                                         1997                    1998
                               -----------------------  ----------------------
                                  Cost      Fair Value     Cost     Fair Value
                               ----------   ----------  ----------  ----------
Government agency securities   $     --     $     --    $    2,885  $    2,885
                               ==========   ==========  ==========  ==========

Corporate securities           $     --     $     --    $   15,964  $   15,955
                               ==========   ==========  ==========  ==========

U.S. Treasury securities       $   10,111   $   10,564  $      150  $      150
                               ==========   ==========  ==========  ==========

At December 31, 1997 and 1998, the following marketable securities with a maturity greater than one year were classified as noncurrent assets:


                                      1997                   1998
                               ---------------------   ---------------------
                                 Cost     Fair Value     Cost     Fair Value
                               ---------   ---------   ---------   ---------
U.S. Treasury securities       $   7,166   $   6,713   $     445   $     446
                               =========   =========   =========   =========

Government agency securities   $   2,714   $   2,699   $    --     $    --
                               =========   =========   =========   =========

Gross unrealized holding gains and losses at December 31, 1997, were approximately $38 and $53, respectively. Gross unrealized holding gains and losses at December 31, 1998, were approximately $ 7 and $15, respectively.

 4.  INVESTMENTS IN RESEARCH AND
     DEVELOPMENT PARTNERSHIPS AND
     CONTRACT RESEARCH AFFILIATE:

In December 1996, the Company entered into an agreement with MPI Enterprises, L.L.C. (MPI), for an equally owned joint venture, MPILEX, for research collaboration endeavors. At December 31, 1998, as a result of making contributions to MPILEX in excess of MPI's contributions, the Company had a majority ownership interest in and controlling interest of MPILEX. The activity for the venture has been fully consolidated in the Company's 1998 operating results with all significant intercompany transactions and accounts being eliminated.

In May 1997, the Company entered into an agreement with Leukosite, Inc. (Leukosite), for an equally owned joint venture, L&I Partners, L.P. (L&I), for research collaboration endeavors. The following is summarized financial information for L&I as of and for the period ended December 31, 1997 and 1998:

Summarized Income Statement Information


                                           1997       1998
                                         -------    -------
                    Revenue              $  --      $  --
                    Operating expenses     6,722      7,784
                    Operating loss        (6,722)    (7,784)
                    Net loss              (6,716)    (7,716)

Summarized Balance Sheet Information


                                          1997       1998
                                        -------    -------
                     Assets             $   353    $    64
                     Liabilities          4,412        737
                                        -------    -------

                     Partners' equity   $(4,059)   $  (673)
                                        =======    =======

In September 1997, the Company entered into an agreement with PFK, a German contract research organization, to purchase a 30 percent equity interest in PFK. In 1998, the Company purchased an additional 10 percent equity interest in PFK for a cash payment of $519, bringing the Company's total ownership interest in PFK to 40 percent.

5.  STOCKHOLDERS' EQUITY:

In April 1995, certain consultants and employees of the Company exercised rights to purchase, in aggregate, 1,187,481 shares of common stock pursuant to their respective consulting or employment agreements for $208. A portion of this amount was paid in cash and the Company financed the remaining balance. At December 31, 1997 and 1998, notes receivable from the consultants and employees related to these financings equaled $82 and $46, respectively. The notes receivable bear interest at an annual rate of 8 percent and mature in March 1999. Payments of principal and interest are due quarterly with the remaining balance due at maturity. The notes receivable are presented as a deduction from stockholders' equity for financial reporting purposes.

Also in April 1995, the Company issued 2,991,477 shares of Series A convertible preferred stock in exchange for certain rights and net assets previously transferred to the Company as capital contributions by CTRC Research. The rights and net assets previously transferred to the Company were recorded at the carrying value of its predecessor as of the date of the transfer.

The Company effected private placements of 3,101,448 shares of Series B convertible preferred stock in September 1995, 1,309,424 shares of Series C convertible preferred stock in July 1996, 113,953 shares of Series D convertible preferred stock in November 1996 and 475,753 shares of Series E convertible preferred stock in December 1996.

In February 1997, the Company completed the issuance of an additional 2.7 million common shares through a public offering, resulting in net proceeds (after deducting issuance costs) of $29.2 million. In connection with the public offering, the board of directors approved an approximate 1.75 for 1 reverse stock split of the Company's common stock effective upon the effective date of the public offering. All common stock, convertible preferred stock, options, warrants and per share information included in the accompanying consolidated financial statements were adjusted to give retroactive effect to the split. All of the Series A, Series B, Series C, Series D and Series E convertible preferred stock were converted into 7,992,055 shares of common stock at the date of the public offering. The Company continues to use the net proceeds of the public offering to fund its research and development activities, including the formation of joint ventures and other collaborative relationships. In addition, the Company continues to use some of the proceeds of this public offering to expand its contract research services through internal growth, including the acquisition of information technology and expansion of other strategic collaborations. The Company has the remainder of the proceeds of this public offering for working capital and general corporate purposes. The Company has invested and continues to invest available proceeds of this public offering in government securities and investment-grade, interest-bearing instruments.

In July 1997, the Company entered into a series of collaborative agreements with PRN under which the Company and PRN agreed to jointly market their clinical trial service capabilities. As part of entering into these agreements, the Company issued 312,188 and 314,600 common shares to PRN in July 1997 and 1998, respectively. The Company has recorded these issuances as an intangible asset and amortizes them over the term of the agreement. The Company has also agreed to issue up to an additional 629,200 shares to PRN over a two-year period if PRN remains in compliance with various provisions of the agreements. Additionally, 1,255,988 common shares may be issued over a four-year period based on achievement of certain milestones. No additional shares have been issued related to these milestones. At December 31, 1998, the Company did not anticipate achievement of any milestones in 1999.

In September 1997, the Company acquired a 30 percent equity interest in PFK, a German contract research organization, followed by an additional investment of 10 percent in 1998. This purchase was effected through the issuance of 17,361 common shares and cash payments of $1.4 million and $519 in 1997 and 1998, respectively.

In December 1998, the Company received 39,000 shares of its own stock from MPILEX as payment for contract research services rendered by the Company. The cost of the stock at the date of payment was $517 and was recorded as treasury stock in the accompanying consolidated financial statements.

6.  STOCK OPTIONS AND STOCK PURCHASE WARRANTS:

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, FAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company has adopted FAS 123 and has elected to remain with the accounting prescribed by APB 25. The Company has made the required disclosures prescribed by FAS 123.

During 1995, the Company adopted a stock option plan (the Plan). Under the Plan, incentive stock options may be granted to key employees and consultants of the Company as approved by a committee of the Company's board of directors. Originally, the Company had reserved 570,904 shares of common stock for issuance in accordance with the Plan. In October 1996, the Company increased the number of authorized shares of common stock reserved for issuance under the Plan to 1,141,807. Stock options vest pursuant to the individual stock option agreements, usually 25 percent per year beginning one year from the date of grant, with unexercised options expiring 5 years from the date of grant.

In October 1996, the Company adopted a nonemployee directors' stock option plan (the Directors' Plan). Under the Directors' Plan, each nonemployee director is granted a one-time option equaling 17,128 shares of common stock. In October 1996, December 1996, August 1997, and February 1998 the nonemployee directors were granted 102,768, 17,128, 17,128, and 30,000 options, respectively, exercisable at approximately $7.01, $7.01, $16.50, and $8.63 per share, respectively. These options vest at 1/48 per month, with unexercised options expiring 10 years from the date of grant. During both 1997 and 1998, 17,128 of these options were forfeited when nonemployee directors left the Company.

A summary of the status of the Company's fixed stock option plans for the years ended December 31, 1996, 1997 and 1998, and changes during these years on those dates is presented below:


                                             December 31, 1996          December 31, 1997          December 31, 1998
                                         ------------------------   ------------------------   ------------------------
                                                        Weighted                   Weighted                   Weighted
                                                         Average                    Average                    Average
                                                        Exercise                   Exercise                   Exercise
                                           Shares        Price        Shares        Price        Shares         Price
                                         ----------    ----------   ----------    ----------   ----------    ----------
Outstanding, beginning of year              337,490    $     2.41      688,680    $     4.21      972,258    $     7.74
Granted                                     361,982          5.91      380,730         12.96      396,514         10.37
Exercised                                      --            --        (68,975)         2.20      (58,463)         5.12
Forfeited                                   (10,792)         4.75      (28,177)         5.79     (131,573)        10.09
                                         ----------    ----------   ----------    ----------   ----------    ----------

Outstanding, end of year                    688,680    $     4.21      972,258    $     7.74    1,178,736    $     8.56
                                         ==========    ==========   ==========    ==========   ==========    ==========

Options exercisable at end of year          131,393    $     2.28      232,256    $     3.77      401,144    $     5.65
                                         ==========    ==========   ==========    ==========   ==========    ==========

Weighted average fair value of options
   granted during the year                             $     3.02                 $    10.39                 $     7.07
                                                       ==========                 ==========                 ==========

The following table summarizes the information about fixed stock options outstanding at December 31, 1998:


                                           Options Outstanding                      Options Exercisable
                           ---------------------------------------------------   ----------------------------
                                               Weighted                               Number         Weighted
                                                Average            Weighted       Exercisable at      Average
                              Number           Remaining           Average         December 31,      Exercise
    Exercise Prices        Outstanding     Contractual Life     Exercise Price           1998           Price
    ---------------        -----------     ----------------     --------------   -------------     ----------
$0.18  - $ 3.50              301,393        2.93 years            $  2.69           227,455         $  2.42
$6.00  - $ 9.00              437,664        4.99 years            $  7.53           114,218         $  7.18
$9.50  - $13.63              245,810        4.22 years            $ 11.68            15,237         $ 11.78
$14.00 - $18.25              185,618        4.15 years            $ 15.85            42,100         $ 16.02
$18.50 - $23.00                8,251        3.40 years            $ 20.40             2,134         $ 20.49
                           ---------                                             ----------
                           1,178,736        4.16 years            $  8.56           401,144         $  5.65
                           =========                                             ==========

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


                                                                               December 31
                                                                -----------------------------------------
                                                                    1996          1997           1998
                                                                -----------    -----------    -----------
Net loss                              As reported               $      (615)   $    (8,682)   $   (21,228)

                                      Pro forma                 $      (787)   $    (9,468)   $   (22,900)

Loss per share                        As reported               $     (0.07)   $     (0.72)   $     (1.71)

                                      Pro forma                 $     (0.09)   $     (0.78)   $     (1.84)

For options granted before the Company's public offering, the fair value of each option grant was estimated on the date of the grant using the minimum value method as the Company was a nonpublic entity when such options were granted. This value is calculated as the current stock price less the present value of the exercise price for a stock that does not pay dividends. The assumptions used for the minimum value computation for the year ended December 31, 1996, was: the risk free interest rate was 6.5 percent; the exercise price is equal to the fair market value of the underlying common stock at the grant date; the expected life of the option is the term to expiration; and the common stock will pay no dividends.

For options granted in 1997 and 1998, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0 percent in both years; expected volatility of 62.18 percent and 81.89 percent in 1997 and 1998, respectively; risk free interest rate of 6.3 percent and 4.5 percent in 1997 and 1998, respectively; expected life of the option is the term to expiration in both years.

In connection with the private placement of Series B convertible preferred stock, the Company issued a warrant for the purchase of 97,054 shares of common stock at approximately $3.50 per share to the securities firm that assisted in the private placement of Series B convertible preferred stock. The Company's management determined the value of the warrant issued was immaterial to the financial position and results of operations of the Company. The value of the warrants was based on the exercise price of the warrant and the fair value of the Company's common stock at the date of issuance as well as the terms of the warrant issued. The warrant may be exercised in whole at any time or in part from time to time, prior to its expiration in September 2000. As of December 31, 1998, none of these warrants had been exercised.

In connection with the private placement of Series C convertible preferred stock, the Company issued 327,367 warrants for the purchase of common stock at approximately $8.76 per share to the Series C convertible preferred stockholders. The value of the warrants issued were de minimus based on the exercise price of the warrants and the fair value of the Company's common stock on the date the warrants were issued. As such, no amount of the Series C convertible preferred stock was attributed to the warrants. The warrants may be exercised in whole at any time or in part from time to time, prior to their expiration in July 2001. During 1997, 1,412 of these warrants were exercised. No warrants were exercised during 1998.

In July 1996, the Company entered into a consultation agreement with a firm for services related to the Company's public offering (see Note 5). In connection with this agreement, the Company issued to the firm a warrant for the purchase of 28,546 shares of the Company's common stock at approximately $8.76 per share. The warrant may be exercised in whole or in part from time to time, prior to its expiration in July 2001. The Company used the same methodology and assumptions as described for stock options accounted for under FAS 123 as noted above, for determining the fair value of the warrant issued. The value of the warrant was immaterial to the financial position and results of operations of the Company. As of December 31, 1998, none of these warrants had been exercised.

In March 1998, the Company entered into an agreement with a drug development institute to license a compound for development by the Company. The agreement called for an initial payment of $250 and a warrant to purchase 590,113 shares of the Company's common stock. Using the Black-Scholes pricing model, the value of the warrant was determined to be $3,143. As of December 31, 1998, this warrant had not been exercised.

7.  RELATED-PARTY TRANSACTIONS:

CTRC Research performs certain administrative and technical support services for the Company. For the years ended December 31, 1996, 1997 and 1998, the Company paid CTRC Research approximately $143, $832 and $672, respectively, for these services and reimbursement of salaries and benefits. As described in Note 10, the Company has lease agreements with CTRC Research for labs and the cGMP facility. For the years ended December 31, 1996, 1997 and 1998, the Company paid CTRC Research approximately $34, $94 and $280, respectively, related to these lease agreements. At December 31, 1997 and 1998, the Company had payables to CTRC Research amounting to $111 and $92, respectively, related to the aforementioned services and lease agreements.

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

Subcontractors provide the Company with consulting services and preclinical and clinical testing related to certain of its contracts. Such costs may be included in either research and development costs or subcontractor costs in the accompanying consolidated financial statements. For the years ended December 31, 1996, 1997 and 1998, the Company incurred the following related-party expenses for subcontracting costs.


                                                  December 31
                                           ------------------------
                                            1996     1997     1998
                                           ------   ------   ------
CTRC Research                              $  371   $  486   $  699
Director of the Company                       227      388        2
Stockholders                                  433      305      384
Company owned by officer/director of the
   Company                                    378    1,654     --
PRN                                          --        540      649
MPI                                          --         21     --
PFK                                          --        404    1,084
                                           ------   ------   ------
                                           $1,409   $3,798   $2,818
                                           ======   ======   ======

At December 31, 1997 and 1998, the following subcontractor costs were payable to related parties:


                                            December 31
                                           -------------
                                            1997    1998
                                           ------ ------
CTRC Research                              $  194 $   99
Director of the Company                        29   --
Company owned by officer/director of the
   Company                                     49   --
PRN                                           530     95
MPI                                             4   --
PFK                                           176     45
                                           ------ ------

                                           $  982 $  239
                                           ====== ======

In December 1996, the Company sold the license for an oncology compound to MPILEX. The Company recognized license fee revenue of $1,500 from the sale of this license.

During 1997 and 1998, the Company performed contract research services on behalf of L&I and MPILEX, the Company's research and development partnerships. For the years ended December 31, 1997 and 1998, the Company recorded the following revenues related to these services:


                                          1997     1998
                                          ----     ----
                         L&I            $  952   $3,615

                         MPILEX          1,421      851

8.  LICENSING AGREEMENTS:

In 1994, the Company obtained two licensing agreements for oncology compounds from CTRC Research. During 1995 and 1996, the Company entered into six additional licensing agreements. All of the licensing agreements grant the Company the right to develop and market the oncology compounds covered by such agreements and to license the rights to such compounds to other third parties. During 1996, the Company sold one of its license agreements to MPILEX (see Note
7).

Under the terms of the agreements, the Company is required to pay upfront fees and/or annual fees, as defined in the agreements. In addition, the Company must also pay royalties upon commercialization of the compounds. Under certain agreements, the Company is required to make milestone payments, as defined in the agreements. At December 31, 1998, the Company had not attained any of the events that require a milestone payment.

During 1998, the Company entered into an agreement with a drug development institute to license a compound for development by the Company. The agreement called for an initial payment of $250 and a warrant to purchase 590,113 shares of the Company's common stock. Using the Black-Scholes pricing model, the value of the warrant was determined to be $3,143. The agreement also requires subsequent payments to the drug development institute at the attainment of various milestones. At December 31, 1998, the Company had not attained any of the events that require a milestone payment.

During 1998, the Company entered into an agreement with a customer for the development of an oncology compound. The agreement requires the Company to perform clinical research services valued at $3 million in exchange for a 30 percent ownership interest in the compound. The Company also has certain rights to negotiate for additional ownership interest.

9.  EMPLOYEE BENEFITS:

The Company has an employee benefit plan and trust for certain employees who meet specified length of service requirements. The plan qualifies under Section 401(k) of the Internal Revenue Code as a salary reduction plan. Employees may elect to contribute a certain percentage of their salary on a before-tax basis. Employees are immediately fully vested in their contributions and begin vesting in employer contributions after one year of service, as defined in the plan document. The plan is a defined contribution plan with employer contributions made solely at the discretion of the board of directors. Since adoption of the plan, no employer contributions had been made by the Company. For the years ended December 31, 1996, 1997 and 1998, administrative expenses incurred by the Company related to this plan were not significant.

The Company does not provide postretirement benefits or postemployment benefits to its employees.

10.  OPERATING LEASES:

The Company has several noncancelable operating leases for office space, equipment and the cGMP facility. Rent expense associated with these leases was approximately $572, $885 and $904 for the years ended December 31, 1996, 1997 and 1998, respectively. As described in Note 7, one of the leases is with CTRC Research, a related party.

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

In February 1996, the Company entered into a noncancelable lease agreement for equipment to be used in the cGMP facility. The lease requires the Company to make monthly payments of approximately $16 and expires in 2001. Under the terms of the agreement, the Company maintains $575 in the form of securities as collateral for the equipment. The collateral requirement will be reduced, as defined in the lease agreement, through the life of the lease.

At December 31, 1998, future minimum lease payments under all operating leases are as follows:


                                                      Related Party   Other      Total
                                                      -------------  -------   --------
Year ending December 31-
  1999                                                 $  244        $ 1,060   $  1,304
  2000                                                    120          1,217      1,337
  2001                                                    120          1,035      1,155
  2002                                                    120          1,057      1,177
  2003                                                    120          1,087      1,207
  Thereafter                                              840          2,340      3,180

11.  INCOME TAXES:

As of December 31, 1998, the Company had net operating loss (NOL) carryforwards of approximately $28,187 for U.S. federal income tax purposes which are available to reduce future taxable income of which $478, $7,722 and $19,987 will expire in 2010, 2012 and 2018, respectively. As of December 31, 1997, the Company had research tax credits of $233,500 that expire in varying amounts through the year 2018. The tax effects of significant temporary differences representing deferred income tax assets and liabilities are as follows as of December 31, 1997 and 1998:


                                                       December 31
                                                    ------------------
                                                      1997       1998
                                                    -------    -------
         Net operating loss carryforward            $ 3,065    $ 9,584
         Expense provisions                             142        182
         Other tax differences, net                     (22)        (4)
         Valuation allowance                         (3,185)    (9,762)
                                                    -------    -------

                 Total deferred income tax assets   $  --      $  --
                                                    =======    =======

The valuation allowance as of December 31, 1997 and 1998, represents tax benefits, primarily certain future NOL carryforwards, which were not realizable at that date.

The Company's income tax benefit at the statutory federal income tax rate for the years ended December 31, 1996, 1997 and 1998, differs from the actual income tax benefit of $0 for those periods, as the Company has provided a valuation reserve equal to the income tax benefit amount computed at the statutory federal tax rate.

The availability of the NOL and credit carryforwards to reduce U.S. federal taxable income is subject to various limitations under the Internal Revenue Code of 1986 (the Code), as amended, in the event of a greater than 50 percent ownership change as defined in Section 382 of the Code. As of December 31, 1998, the Company had incurred at least a 37 percent ownership change during the applicable three-year period. The Company does not believe a change in ownership significantly impacts the Company's ability to utilize its NOL and tax credit carryforwards as of December 31, 1998, because the amount of the cumulative limitation (based upon the Company's current market capitalization) during the carryforward period exceeds the total amount of NOL and tax credit carryforwards.

12.  COMMITMENTS AND CONTINGENCIES:

During 1998, the Company guaranteed a $615 line of credit for PFK, its European affiliate. The guarantee is limited for a period of two years beginning in July 1998 and ending in June 2000. If the guarantee comes to redemption, the Company will automatically obtain an additional 10 percent ownership interest in PFK. At December 31, 1998, the guarantee had not come to redemption.

During 1998, the Company guaranteed a $1.0 million line of credit for Clinical Research Group, Inc. (CRG). The guarantee gave the Company access to a network of clinical sites managed by CRG. The guarantee is limited for a period of three years beginning in May 1998 and ending in May 2001. If the guarantee comes to redemption, the Company will obtain an ownership interest in CRG in accordance with the guarantee agreement. At December 31, 1998, the guarantee had not come to redemption.

13.  SEGMENT REPORTING:

The Company has two reportable segments: ILEX Products and ILEX Services. ILEX Products is involved in the development of proprietary compounds for the treatment and prevention of cancer. ILEX Services provides contract research services for the development, manufacturing, and regulatory approval of oncology compounds. The Company's reportable segments are strategic business units that are managed separately because each business requires different technology and marketing strategies.

The accounting policies of the segments are the same as those of the Company. The Company evaluates performance based on the profit or loss from operations before income taxes.

                          Selected Segment Information


                                                            Services      Products     Total
                                                            ---------    ---------    ---------
For the Year Ended December 31, 1996

Revenue                                                     $   1,537    $   6,606    $   8,143

Direct costs                                                    2,169        3,637        5,806
                                                            ---------    ---------    ---------

Segment operating income (loss)                                  (632)       2,969        2,337

Equity in losses of research and development partnerships        --           (750)        (750)
                                                            ---------    ---------    ---------

Segment net income (loss)                                   $    (632)   $   2,219    $   1,587
                                                            =========    =========    =========

For the Year Ended December 31, 1997

Revenue                                                     $   5,903    $   5,327    $  11,230

Direct costs                                                    4,587        6,740       11,327
                                                            ---------    ---------    ---------

Segment operating income (loss)                                 1,316       (1,413)         (97)

Equity in losses of research and development partnerships        --         (4,295)      (4,295)
                                                            ---------    ---------    ---------

Segment net income (loss)                                   $   1,316    $  (5,708)   $  (4,392)
                                                            =========    =========    =========

For the Year Ended December 31, 1998

Revenue                                                     $   9,650    $   4,622    $  14,272

Direct costs                                                    9,313       15,509       24,822
                                                            ---------    ---------    ---------

Segment operating income (loss)                                   337      (10,887)     (10,550)

Equity in losses of research and development partnerships        --         (4,453)      (4,453)
                                                            ---------    ---------    ---------

Segment net income (loss)                                   $     337    $ (15,340)   $ (15,003)
                                                            =========    =========    =========

          Reconciliation of Segment Information to Consolidated Totals


                                                          For the Years Ended
                                                              December 31
                                                   --------------------------------
                                                     1996        1997        1998
                                                   --------    --------    --------

Operating net income (loss)-
   Reportable segment operating loss               $  2,337    $    (97)   $(10,550)
   Corporate general and administrative expenses     (2,886)     (6,691)     (6,534)
                                                   --------    --------    --------

Consolidated operating loss                        $   (549)   $ (6,788)   $(17,084)
                                                   ========    ========    ========

Net income (loss)-
   Reportable segment net loss                     $  1,587    $ (4,392)   $(15,003)
   Corporate general and administrative expenses     (2,886)     (6,691)     (6,534)
   Interest income, net                                 684       2,583       1,850
   Equity in loss of contract research affiliate       --          (182)     (1,541)
                                                   --------    --------    --------

Consolidated net loss                              $   (615)   $ (8,682)   $(21,228)
                                                   ========    ========    ========


14.  SUBSEQUENT EVENT (UNAUDITED):

In January 1999, the Company entered into a development and licensing agreement for an oncology compound with a pharmaceutical company. In March 1999, the pharmaceutical company purchased $2.5 million of common stock of the Company.

Under the terms of the development and licensing agreement, the pharmaceutical company has the option to further develop and commercialize the compound after completion of specified clinical trials and, if exercised, the Company is eligible to receive royalties. Should the pharmaceutical company decide not to exercise its option, the Company will have to pay the pharmaceutical company milestone payments and royalties on sales in addition to a license fee to continue development and commercialization of the compound.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER   IDENTIFICATION OF EXHIBIT
------   -------------------------
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

4.1 Specimen of certificate representing Common Stock, $.01 par value, of the Company (Incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement No. 333-17769 on Form S-1 filed
         December 12, 1996, as amended)

10.1     Assignment of Rights and Assets dated November 1994 from CTRC Research
         Foundation to the Company (Incorporated herein by reference to Exhibit
         10.4 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.2 First Amendment to Assignment of Rights and Assets dated September 1995 between ILEX Oncology, Inc. and CTRC Research Foundation (Incorporated herein by reference to Exhibit 10.5 of the Company's Registration
         Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.3     Services Agreement dated November 18, 1994 between CTRC Research
         Foundation and the Company (Incorporated herein by reference to Exhibit
         10.6 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.4     Covenant Not To Sue dated September 1995 between CTRC Research
         Foundation and the Company (Incorporated herein by reference to Exhibit
         10.7 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.5     Lease Agreement dated September 1, 1995 between CTRC Research
         Foundation and the Company (Incorporated herein by reference to Exhibit
         10.10 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.6     Commercial Industrial Sublease Agreement between TRTF/CTRCRF Building
         Corporation and the Company (Incorporated herein by reference to Exhibit 10.11 of the Company's Registration Statement No. 333-17769 on
         Form S-1 filed December 12, 1996, as amended)

10.7+ License Agreement [Piritrexim Isethionate] dated March 31, 1995 by and among BW Wellcome Co., The Wellcome Foundation Limited and the Company
         (Incorporated herein by reference to Exhibit 10.13 of the Company's
         Registration Statement No. 333-17769 on Form S-1 filed December 12,
         1996, as amended)

10.8+    License Agreement [Oxypurinol] dated March 31, 1995 by and among BW
         Wellcome Co., The Welcome Foundation Limited and the Company
         (Incorporated herein by reference to Exhibit 10.14 of the Company's
         Registration Statement No. 333-17769 on Form S-1 filed December 12,
         1996, as amended)

10.9+ License Agreement [Crisnatol Mesylate] dated November 1, 1993 by and among BW Wellcome Co., The Welcome Foundation Limited and CTRC Research
         Foundation (Incorporated herein by reference to Exhibit 10.15 of the Company's Registration Statement No. 333-17769 on Form S-1 filed
         December 12, 1996, as amended)


10.10+   Amendment and Agreement with Respect to License Agreement [Crisnatol
         Mesylate] dated October 5, 1996 amending License Agreement dated
         November 1, 1993 by and among BW Wellcome Co., The Welcome Foundation
         Limited and CTRC Research Foundation (Incorporated herein by reference to Exhibit 10.16 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.11+   License Agreement [Eflornithine] between ILEX Oncology, Inc. and Marion
         Merrell Dow Inc. and its subsidiaries Merrell Dow Pharmaceuticals Inc.
         and Marion Merrell Dow France Et Cie (Incorporated herein by reference to Exhibit 10.17 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.12+   Development and License Agreement [Crisnatol Mesylate] dated October
         11, 1996 by and among the Company and Janssen Pharmaceutica, N.V.
         (Incorporated herein by reference to Exhibit 10.18 of the Company's
         Registration Statement No. 333-17769 on Form S-1 filed December 12,
         1996, as amended)

10.13+ License Agreement [Farnesyl Transferase Inhibitors] dated July 1, 1996 by and between Sother Limited and the Company (Incorporated herein by reference to Exhibit 10.19 of the Company's Registration Statement No.
         333-17769 on Form S-1 filed December 12, 1996, as amended)

10.14+   License Agreement [RP 60475] dated November 18, 1994 between
         Rhone-Poulenc Rorer S.A. and the Company (Incorporated herein by reference to Exhibit 10.20 of the Company's Registration Statement No.
         333-17769 on Form S-1 filed December 12, 1996, as amended)

10.15+ Agreement dated November 25, 1996 between Hoffmann-La Roche, Inc. and the Company [RO23-7553] (Incorporated herein by reference to Exhibit
         10.21 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.16+   Research Collaboration Agreement dated December 12, 1995 between CTRC
         Research Foundation and Sanofi (Incorporated herein by reference to Exhibit 10.23 of the Company's Registration Statement No. 333-17769 on
         Form S-1 filed December 12, 1996, as amended)

10.17 Consent, Acknowledgement and Waiver Agreement dated September 1994 by and among CTRC Research Foundation, Sterling Winthrop Inc. and the
         Company (Incorporated herein by reference to Exhibit 10.24 of the Company's Registration Statement No. 333-17769 on Form S-1 filed
         December 12, 1996, as amended)

10.18+ Drug Development Project Agreement [4-hydroperoxycyclophosphamide] effective April 1, 1993 between CTRC Research Foundation and MGI
         Pharma, Inc. (Incorporated herein by reference to Exhibit 10.25 of the Company's Registration Statement No. 333-17769 on Form S-1 filed
         December 12, 1996, as amended)

10.19 Material Transfer Agreement [Dihydro-5-Azacytidine] dated March 9, 1995 between the Company and the National Institutes of Health (Incorporated herein by reference to Exhibit 10.26 of the Company's Registration
         Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)


10.20+   Patent License Agreement--Exclusive [Methyl-Glyoxal
         Bix-Guanylhydrazone] dated September 8, 1991 between the National
         Institutes of Health and Cancer Therapy and Research Center
         (Incorporated herein by reference to Exhibit 10.27 of the Company's
         Registration Statement No. 333-17769 on Form S-1 filed December 12,
         1996, as amended)

10.21 Master Services Agreement (Non-clinical Services) dated June 11, 1996 by and between the Company and Lipitek International, Inc.
         (Incorporated herein by reference to Exhibit 10.30 of the Company's
         Registration Statement No. 333-17769 on Form S-1 filed December 12,
         1996, as amended)

10.22 Warrant for the purchase of shares of Common Stock dated September 1995 between the Company and Vector Securities International, Inc.
         (Incorporated herein by reference to Exhibit 10,32 of the Company's
         Registration Statement No. 333-17769 on Form S-1 filed December 12,
         1996, as amended)

10.23 Warrant for the purchase of shares of Common Stock dated July 1996 between the Company and Chestnut Partners, Inc. (Incorporated herein by reference to Exhibit 10.33 of the Company's Registration Statement No.
         333-17769 on Form S-1 filed December 12, 1996, as amended)

10.24    Institute for Drug Development Program Agreement dated September 20,
         1994 between CTRC Research Foundation and The University of Texas
         Health Science Center at San Antonio (Incorporated herein by reference to Exhibit 10.34 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.25    Subordinated Option Agreement dated March 27, 1995 between CTRC
         Research Foundation and the Company (Incorporated herein by reference to Exhibit 10.35 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.26 Employment Agreement dated November 2, 1994 between Richard L. Love and the Company (Incorporated herein by reference to Exhibit 10.36 of the Company's Registration Statement No. 333-17769 on Form S-1 filed
         December 12, 1996, as amended)

10.27    Amendment to Employment Agreement dated April 4, 1995 between Richard
         L. Love and the Company (Incorporated herein by reference to Exhibit
         10.37 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.28    Amendment to Employment Agreement dated September 27, 1995 between
         Richard L. Love and the Company (Incorporated herein by reference to Exhibit 10.38 of the Company's Registration Statement No. 333-17769 on
         Form S-1 filed December 12, 1996, as amended)

10.29    Employment Agreement dated November 2, 1994 between Alexander L. Weis,
         Ph.D. and the Company (Incorporated herein by reference to Exhibit
         10.39 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)


10.30    Amendment to Employment Agreement dated April 10, 1995 between
         Alexander L. Weis, Ph.D. and the Company (Incorporated herein by reference to Exhibit 10.40 of the Company's Registration Statement No.
         333-17769 on Form S-1 filed December 12, 1996, as amended)

10.31    Amendment to Employment Agreement dated September 27, 1995 between
         Alexander L. Weis, Ph.D. and the Company (Incorporated herein by reference to Exhibit 10.41 of the Company's Registration Statement No.
         333-17769 on Form S-1 filed December 12, 1996, as amended)

10.32 Employment Agreement Dated August 13, 1996 between James R. Koch and the Company (Incorporated herein by reference to Exhibit 10.42 of the Company's Registration Statement No. 333-17769 on Form S-1 filed
         December 12, 1996, as amended)

10.33    Employment Agreement dated August 27, 1996 between Pedro Santabarbara,
         M.D., Ph.D. and the Company (Incorporated herein by reference to Exhibit 10.43 of the Company's Registration Statement No. 333-17769 on
         Form S-1 filed December 12, 1996, as amended)

10.34    Letter Agreement dated November 2, 1994 between Alexander L. Weis,
         Ph.D. and the Company (Incorporated herein by reference to Exhibit
         10.44 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.35 Consulting Services Agreement dated March 16, 1995 between the Company and Charles A. Coltman, Jr., M.D. (Incorporated herein by reference to
         Exhibit 10.45 of the Company's Registration Statement No. 333-17769 on
         Form S-1 filed December 12, 1996, as amended)

10.36 1995 Stock Option Plan for the Company (Incorporated herein by reference to Exhibit 10.47 of the Company's Registration Statement No.
         333-17769 on Form S-1 filed December 12, 1996, as amended)

10.37    1996 Non-Employee Director Stock Option Plan for the Company
         (Incorporated herein by reference to Exhibit 10.48 of the Company's
         Registration Statement No. 333-17769 on Form S-1 filed December 12,
         1996, as amended)

10.38 Form of Non-Employee Director Stock Option Agreement (Incorporated herein by reference to Exhibit 10.49 of the Company's Registration
         Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.39    Third Amended and Restated Registration Rights Agreement between the
         Company, CTRC and the holders of the Series B, C, D and E Preferred
         Stock (Incorporated herein by reference to Exhibit 10.50 of the Company's Registration Statement No. 333-17769 on Form S-1 filed
         December 12, 1996, as amended)

10.40    Form of Pledge Agreement between Cancer Therapy and Research Center
         Endowment and each of Gary V. Woods, Ruskin C. Norman, M.D. and Robert
         V. West, Jr., Ph.D. (Incorporated herein by reference to Exhibit 10.55 of the Company's Registration Statement No. 333-17769 on Form S-1 filed
         December 12, 1996, as amended)

10.41+ Exclusive License Agreement [Oxypurinol] dated November 27, 1996 between MGI Pharma, Inc. and the Company (Incorporated herein by reference to Exhibit 10.56 of the Company's Registration Statement No.
         333-17769 on Form S-1 filed December 12, 1996, as amended)


10.42+   Exclusive License Agreement [DHAC] dated November 7, 1996 between MGI
         Pharma, Inc. and the Company (Incorporated herein by reference to Exhibit 10.57 of the Company's Registration Statement No. 333-17769 on
         Form S-1 filed December 12, 1996, as amended)

10.43 Stock Purchase Agreement dated April 11, 1995 between Daniel Von Hoff and the Company (Incorporated herein by reference to Exhibit 10.58 of the Company's Registration Statement No. 333-17769 on Form S-1 filed
         December 12, 1996, as amended)

10.44 Stock Purchase Agreement dated April 11, 1995 between Alexander L. Weis and the Company (Incorporated herein by reference to Exhibit 10.59 of the Company's Registration Statement No. 333-17769 on Form S-1 filed
         December 12, 1996, as amended)

10.45 Stock Purchase Agreement dated April 11, 1995 between Richard L. Love and the Company (Incorporated herein by reference to Exhibit 10.60 of the Company's Registration Statement No. 333-17769 on Form S-1 filed
         December 12, 1996, as amended)

10.46    Stock Purchase Agreement dated April 11, 1995 between Charles A.
         Coltman, Jr., and the Company (Incorporated herein by reference to Exhibit 10.61 of the Company's Registration Statement No. 333-17769 on
         Form S-1 filed December 12, 1996, as amended)

10.47    Promissory Note dated April 12, 1995 between Daniel Von Hoff and the
         Company (Incorporated herein by reference to Exhibit 10.62 of the Company's Registration Statement No. 333-17769 on Form S-1 filed
         December 12, 1996, as amended)

10.48    Promissory Note dated April 12, 1995 between Richard L. Love and the
         Company (Incorporated herein by reference to Exhibit 10.63 of the Company's Registration Statement No. 333-17769 on Form S-1 filed
         December 12, 1996, as amended)

10.49    Promissory Note dated April 12, 1995 between Charles A. Coltman, Jr.
         and the Company (Incorporated herein by reference to Exhibit 10.64 of the Company's Registration Statement No. 333-17769 on Form S-1 filed
         December 12, 1996, as amended)

10.50    Promissory Note dated April 12, 1995 between Alexander L. Weis and the
         Company (Incorporated herein by reference to Exhibit 10.65 of the Company's Registration Statement No. 333-17769 on Form S-1 filed
         December 12, 1996, as amended)

10.51    Ownership Restriction Agreement dated December 11, 1996 between MPILEX
         Management, L.L.C., MPILEX Partners, L.P. and holders of units thereof
         (Incorporated herein by reference to Exhibit 10.66 of the Company's
         Registration Statement No. 333-17769 on Form S-1 filed December 12,
         1996, as amended)

10.52    Agreement of Limited Partnership of MPILEX Partners, L.P. among MPILEX
         Management, L.L.C. (Incorporated herein by reference to Exhibit 10.67 of the Company's Registration Statement No. 333-17769 on Form S-1 filed
         December 12, 1996, as amended)

10.53    Regulations of MPILEX Management, L.L.C. dated December 1996
         (Incorporated herein by reference to Exhibit 10.68 of the Company's
         Registration Statement No. 333-17769 on Form S-1 filed December 12,
         1996, as amended)


10.54+   License Agreement dated December 11, 1996 between MPILEX Partners, L.P.
         and the Company (Incorporated herein by reference to Exhibit 10.69 of the Company's Registration Statement No. 333-17769 on Form S-1 filed
         December 12, 1996, as amended)

10.55    Lease Agreement between the Company and N.W.A. Limited Partnership, dated October 15, 1996 (Incorporated herein by reference to Exhibit
         10.1 to the Company's Quarterly Report on Form 10-Q filed August 14,
         1997)

10.56    First Amendment to Lease Agreement between the Company and N.W.A.
         Limited Partnership, dated March 26, 1997 (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form
         10-Q filed August 14, 1997)

10.57    Registration Rights Agreement dated July 9, 1997, between the Company and PRN Research, Inc. (Incorporated herein by reference to Exhibit
         10.3 to the Company's Quarterly Report on Form 10-Q filed August 14,
         1997)

10.58    Service Agreement dated June 30, 1997, between the Company and PRN
         Research, Inc. (Incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed August 14, 1997)

10.59 Drug Development and Commercialization Agreement dated March 27, 1998, between the Company and The Burnham Institute, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 15, 1998)

10.60    Office Building Lease Agreement dated April 8, 1998, between the
         Company and N.W.A. Limited Partnership (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
         10-Q filed August 14, 1998)

10.61* Consulting Services Agreement dated July 1, 1997, between the Company and Dr. Daniel D. Von Hoff, M.D.

11.1*    Computation of Earnings Per Share

21.1     Subsidiaries of the Company

                                      State of Names Under
                Name                     Incorporation      Which Doing Business
                ----                     -------------      --------------------
         ILEX Oncology Services, Inc.     Delaware          ILEX Services, Inc.
         ILEX Products, Inc.              Delaware          ILEX Products, Inc.

23*      Consent of Arthur Andersen LLP

24.1*    Power of Attorney (included on signature page)

27*      Financial Data Schedule

99.1*    Financial Statements of L&I Partners, L.P.

-------------------

*        Filed herewith.

+ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.


             [The remainder of tis page intentionally left blank.]