Form 10-Q
period 1999-03-31
ILEX ONCOLOGY INC
filed 1999-05-17
CIK 1001915

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


          For the Transition Period From ___________ to _____________.

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

                           -------------------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No[ ]


                           -------------------------

         Indicate the number of shares outstanding of each of the issuers classes of Common Stock, as of the latest practicable date.

         On May 10, 1999, there were outstanding 12,949,924 Common Stock, $.01 par value, of the registrant.

                              ILEX ONCOLOGY, INC.

                                   FORM 10-Q

                                     INDEX

PART I:        FINANCIAL INFORMATION                                                 PAGE
                                                                                     ----
Item 1:        Financial Statements

               Consolidated Balance Sheets - December
               31, 1998 and March 31, 1999                                           3-4

               Consolidated Statements of Operations - For
               the three month periods ended March 31, 1998
               and March 31, 1999                                                    5

               Consolidated Statements of Cash Flows - For
               the three month period ended March 31, 1998 and
               March 31, 1999                                                        6

               Notes to the Consolidated Financial Statements                        7-9

Item 2:        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                   10-14

Item 2A:       Quantitative and Qualitative Disclosures About Market Risk            14

PART II.       OTHER INFORMATION

Item 1-6:      Other Information                                                     15

SIGNATURES                                                                           16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ILEX ONCOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                                                 March 31,
                                                                          December 31,             1999
                              ASSETS                                          1998              (Unaudited)
                              ------                                         -------              -------
CURRENT ASSETS:
       Cash and cash equivalents                                             $ 6,581              $ 3,566
       Investments in marketable securities                                   18,999               18,475
       Accounts receivable, net of allowance for
          doubtful accounts of $150 at December 31,
          1998 and March 31, 1999:
              Billed                                                           2,685                3,231
              Unbilled                                                           515                  802
       Prepaid expenses and other                                              1,194                1,415
                                                                             -------              -------
                     Total current assets                                     29,974               27,489
                                                                             -------              -------
NONCURRENT ASSETS:
       Investment in and advances to:
              Research and development partnerships                              228                  515
              Contract research affiliate                                        473                  295
       Intangible assets, net of amortization                                  6,704                6,348
       Other                                                                      75                   70
       Investments in the marketable securities                                  445                1,281
                                                                             -------              -------
                     Total noncurrent assets                                   7,965                8,509
                                                                             -------              -------
PROPERTY AND EQUIPMENT, Net of accumulated
       depreciation and amortization of $1,374 and
       $1,664 at December 31, 1998 and March 31,
       1999, respectively                                                      4,441                4,722
                                                                             -------              -------
                     Total assets                                            $42,340              $40,720
                                                                             =======              =======


The accompanying notes are an integral part of these consolidated financial statements.

                              ILEX ONCOLOGY, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                      March 31,
                                                      December 31,      1999
     LIABILITIES AND STOCKHOLDERS' EQUITY                 1998       (unaudited)
     ------------------------------------             ------------   -----------
CURRENT LIABILITIES:
 Accounts payable-
  Related parties                                       $    215       $    245
  Other                                                      876          1,017
 Accrued subcontractor costs-
  Related parties                                            239            602
  Other                                                    1,874          2,034
 Accrued liabilities                                       1,143            832
 Deferred revenue                                          1,685          1,582
                                                        --------       --------
               Total current liabilities                   6,032          6,312
                                                        --------       --------
OTHER LONG-TERM LIABILITIES                                  404            404
                                                        --------       --------
COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY
 Common stock, $0.01 par value; 40,000 shares
  authorized: 12,653 and 12,926 shares issued and
  outstanding at December 31, 1998 and March 31,
  1999, respectively                                         127            129
 Additional paid-in capital                               67,623         70,155
 Receivables on sale of common stock                         (46)             0
 Accumulated deficit                                     (31,283)       (35,763)
 Treasury Stock: 39,000 shares at December 31,
  1998 and March 31, 1999                                   (517)          (517)
                                                        --------       --------
               Total stockholders' equity                 35,904         34,004
                                                        --------       --------
               Total liabilities and stockholders'
                  equity                                $ 42,340       $ 40,720
                                                        ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                              ILEX ONCOLOGY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                   Three Months
                                                                      ended
                                                                    March 31,
                                                                    ---------
                                                                1998          1999
                                                               -------       -------
REVENUE:
  Product development                                          $   811       $   911
  Contract research services, net                                2,128         2,536
                                                               -------       -------
          Total revenue                                          2,939         3,447
                                                               -------       -------
OPERATING EXPENSES:
  Research and development costs                                 5,738         3,552
  Direct costs of research services                              2,274         2,844
  General and administrative                                     1,038         1,015
                                                               -------       -------
          Total operating expenses                               9,050         7,411
                                                               -------       -------
OPERATING LOSS                                                  (6,111)       (3,964)
                                                               -------       -------
OTHER INCOME (EXPENSE):

  Equity in income (losses) of:
   Research and development partnerships                        (1,456)         (623)
   Contract research affiliate                                      55          (177)
  Interest income                                                  567           311
  Gain (loss) on sale of securities                                 --           (27)
                                                               -------       -------
NET LOSS                                                       $(6,945)      $(4,480)
                                                               =======       =======
BASIC AND DILUTED NET LOSS PER SHARE                           $  (.57)      $  (.35)
                                                               =======       =======
WEIGHTED AVERAGE SHARES USED IN
 COMPUTING BASIC AND DILUTED LOSS PER
 SHARE OF COMMON STOCK                                          12,281        12,653
                                                               =======       =======

The accompanying notes are an integral part of these consolidated financial statements.

                              ILEX ONCOLOGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)



                                                                            Three Months Ended
                                                                                 March 31,
                                                                           ---------------------
                                                                            1998          1999
                                                                           -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                            $(6,945)      $(4,480)
       Adjustments to reconcile net loss to net cash used in
         operating activities-
              Depreciation and amortization                                    425           647
              Net activity of research and development partnerships
                and contract research affiliate                               (602)         (109)
              Valuation of warrants issued in payment as licensing fees      3,143             0
              Change in assets and liabilities-
              (Increase) decrease in assets-
                     Accounts receivable, net                                  271          (833)
                     Prepaid expenses and other                                (32)         (221)
                     Other noncurrent asset                                      0             5
              Increase (decrease) in liabilities-
                     Accounts payable                                          110           171
                     Accrued liabilities                                      (687)          212
                     Advance billings                                         (734)         (103)
                     Other long-term liabilities                                (8)            0
                                                                           -------       -------
              Net cash used in operating activities                         (5,059)       (4,711)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Net activity of marketable securities transactions                    1,168          (312)
       Purchase of property and equipment                                     (529)         (571)
                                                                           -------       -------
              Net cash provided by (used in) investing activities              639          (883)
                                                                           -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:

       Issuance of common stock for cash, net of issuance cost                   6         2,533
       Collections of receivables on sale of common stock                        0            46
                                                                           -------       -------

              Net cash provided by financing activities                          6         2,579
                                                                           -------       -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (4,414)       (3,015)

CASH AND CASH EQUIVALENTS, beginning of period                              22,655         6,581
                                                                           -------       -------
CASH AND CASH EQUIVALENTS, end of period                                   $18,241       $ 3,566
                                                                           =======       =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the period for-
              Interest                                                     $   --             --
              Income taxes                                                     --             --


The accompanying notes are an integral part of these consolidated financial statements.

                              ILEX ONCOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 March 31, 1999

                (Amounts in Thousands, Except Share Information,
                Per Share Information or As Otherwise Indicated)


1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

The accompanying interim consolidated financial statements presented herein include the accounts of ILEX Oncology, Inc. and its wholly-owned subsidiaries ("the Company"). All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, all adjustments which are necessary for a fair presentation of financial position and results of operations have been made. It is recommended that these interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual report on Form 10-K for the year ended December 31, 1998. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. LOSS PER SHARE:

Diluted net loss per share is equal to basic net loss per share as the effect of all common stock equivalents is antidilutive.

3. INVESTMENTS IN AND ADVANCES TO RESEARCH AND DEVELOPMENT PARTNERSHIPS AND CONTRACT RESEARCH AFFILIATE:

In May 1997, the Company entered into an agreement with LeukoSite, Inc. ("LeukoSite"), for an equally owned joint venture, L&I Partners, L.P. ("L&I"), for research collaboration endeavors. The following is summarized information for L&I as of and for the three months ended March 31, 1999 (unaudited):

                    Summarized Income Statement Information

                                                        Three Months
                                                           Ended
                                                       March 31, 1999

   Revenue                                                $     -
   Research and development expenses                        1,286
   Other income                                                 1
                                                          -------
   Net loss                                               $(1,285)
                                                          =======

                      Summarized Balance Sheet Information

                                 March 31, 1999

Assets                                                    $    73
Liabilities                                                 2,032
Partners' equity (deficit)                                 (1,959)



4. STOCKHOLDERS' EQUITY:

     During the first quarter of 1999, the Company sold $2.5 million of common stock to Eli Lilly and Company as part of a collaborative arrangement for the company to in-license the development of the sulfonylurea ILX-295501. ILEX will develop the compound and plans to initiate four phase II trials this year.

5. COMMITMENTS & CONTINGENCIES:

On April 5, 1999, the Company issued an irrevocable standby letter of credit agreement on behalf of Pharma Forschung Kaufbeuren GmbH (PFK-ILEX), its European affiliate of $1.8 million, to expire on June 30, 1999. During 1998, the Company guaranteed a $615,000 line of credit for PFK-ILEX, to expire in June 2000.

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

The Company has reclassified certain first quarter 1998 segment income statement amounts between its two operating segments for purposes of comparability to current year amounts. The effect of these reclassifications is to increase research & development costs and the cost of contract research services by approximately $300,000 and $400,000, respectively, and to reduce corporate general & administrative costs by approximately $700,000.

The accounting policies of the segments are the same of those of the Company. The Company evaluates performance based on the profit or loss from operations before income taxes.

                         Selected Segment Information
                                  (unaudited)


                                                  For the three months ended               For the three months ended
                                                        March 31, 1998                            March 31, 1999
                                                        --------------                            --------------

                                              Services    Products       Total        Services      Products       Total
                                              --------    --------      --------      --------      --------      --------
Revenues from external customers              $ 2,128     $    811      $  2,939      $  2,536      $    911      $  3,447
Intersegment revenues                           1,628            0         1,628         3,222             0         3,222
                                              -------     --------      --------      --------      --------      --------
Total revenues                                  3,756          811         4,567         5,758           911         6,669
Direct costs                                    3,604        6,036         9,640         5,040         4,578         9,618
                                              -------     --------      --------      --------      --------      --------
Segment operating income (loss)                   152       (5,225)       (5,073)          718        (3,667)       (2,949)
Equity in income (losses) in
  research and development
  partnerships and clinical
  research affiliate                               55       (1,456)       (1,401)         (177)         (623)         (800)
                                              -------     --------      --------      --------      --------      --------
Segment net income (loss)                     $   207     $ (6,681)     $ (6,474)     $    541      $ (4,290)     $ (3,749)
                                              =======     ========      ========      ========      ========      ========



                     Reconciliation of Segment Information
                            To Consolidated Totals




                                                         Three months ended
                                                              March 31
                                                              --------
                                                         1998          1999
                                                       --------      --------
RESEARCH and DEVELOPMENT COSTS:
  Reportable Products segment direct costs             $  6,036      $  4,578
  Elimination of intersegment gross profit                 (298)       (1,026)
                                                       --------      --------
Consolidated research and development costs            $  5,738      $  3,552
                                                       ========      ========

DIRECT COSTS of RESEARCH SERVICES:
  Reportable Services segment direct costs             $  3,604      $  5,040
  Elimination of intersegment expenses                   (1,330)       (2,196)
                                                       --------      --------
Consolidated direct costs of research services         $  2,274      $  2,844
                                                       ========      ========

OPERATING LOSS:
  Reportable segment operating loss                    $ (5,073)     $ (2,949)
  Corporate general and administrative expense           (1,038)       (1,015)
                                                       --------      --------
Consolidated operating loss                            $ (6,111)     $ (3,964)
                                                       ========      ========

NET LOSS:
  Reportable segment net loss                          $ (6,474)     $ (3,749)
  Corporate general and administrative expense           (1,038)       (1,015)
  Loss on sale of marketable securities                       0           (27)
  Interest income                                           567           311
                                                       --------      --------
Consolidated net loss                                  $ (6,945)     $ (4,480)
                                                       ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS

         Certain statements contained in this Quarterly Report on Form 10-Q, including statements regarding the anticipated development and expansion of the Company's business, expenditures, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical fact, are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those discussed in other filings including those contained in the Company's Registration Statement on Form S-1, the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and in other reports filed with the Securities and Exchange Commission. The Company does not intend to update these forward-looking statements.

GENERAL

         The Company is engaged in the business of (i) acquiring rights to (generally in exchange for the payment of licensing fees and future royalty payments), and developing for commercialization, drugs for the treatment of patients with cancer and for the prevention of cancer and (ii) providing clinical research, development and manufacturing services on a contract basis to pharmaceutical and biotechnology companies engaged in the development of oncology products.

         The Company currently has no products available for sale, however, the Company anticipates CAMPATH(R) will receive FDA approval to be marketed commercially within the next two years. However, no assurances can be made that the FDA will grant such approval or, if the FDA does grant such approval that CAMPATH(R) will be accepted in the marketplace. The Company has incurred losses and expects to incur losses for the foreseeable future as the Company's research and development expenditures increase. The Company's revenue for the foreseeable future will be limited to development funding under its collaborative relationships, fee-for-service revenues pursuant to contracts with its CRO clients, interest income, income from partnerships and other miscellaneous income.

         The following is a discussion of the financial condition and results of operations for the Company for the three month periods ended March 31, 1998 and 1999. It should be read in conjunction with the Interim Consolidated Financial Statements of the Company, the Notes thereto and other financial information included elsewhere in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Operating Revenues

         Total revenue increased from approximately $2.9 million in the first quarter of 1998 to $3.4 million in the first quarter of 1999. The increase of approximately $0.5 million, of 17% was due to an additional $0.4 million of contract research revenues and $0.1 million in product development revenues. The $0.4 million, or 19%, increase in contract research services revenues to $2.5 million, compared to approximately $2.1 million in first quarter 1998, reflects an increase in both the number of contracts underway as well as in the size and duration of the contract research projects.

Operating Expenses

         Research and Development Costs. Research and development costs decreased from approximately $5.7 million in the first quarter of 1998 to $3.6 million in the first quarter of 1999. This decrease of $2.1 million, or 37%, was primarily attributable to costs associated with a one-time fee of $3.3 million in the 1998 first quarter for the in-licensing of THP-Dox, offset primarily by increased research and development costs associated with the advancing development of eflornithine.

         General and Administrative Costs. General and administrative costs did not change significantly between the first quarter 1998 and 1999, with costs of approximately $1.0 million in both periods.

         Direct Costs of Research Services. Direct costs of research services increased from $2.3 million in the first quarter of 1998 to $2.8 million in the first quarter of 1999. This increase of $0.5 million, or 22%, is primarily attributable to increases in expenditures required to support growth in the number and size of contract research contracts, including staffing expenses and facility and equipment expansion.

Equity in Income (Losses) of Research and Development Partnerships and Contract Research Affiliate

         Equity in losses of research and development partnerships decreased from $1.5 million in the first quarter of 1998 to $0.6 million in the first quarter 1999. The decrease of $0.9 million is due to the reduction in manufacturing costs for CAMPATH(R), which is being developed in a joint venture with LeukoSite Inc. During the first quarter of 1998, the joint venture incurred substantial expense for the manufacturing of CAMPATH(R) for use in the ongoing clinical trials. No such manufacturing expense was incurred in the first quarter of 1999.

         The Company recorded income of $55,000 from its investment in its European affiliate, PFK, for the first quarter of 1998, compared to a loss of $177,000 for the first quarter of 1999. The increased loss of $232,000, or 422%, reflects the expense incurred by PFK in reorienting their business to focus on oncology only.

Net Interest Income

         Net interest income decreased from approximately $0.6 million in the first quarter of 1998 to $0.3 million in the first quarter of 1999. This decrease of $0.3 million, or 50%, is attributable to a decrease in aggregate average balance of cash, cash equivalents and investments in marketable securities.

Net Loss Per Share

         The net loss per share decreased $.22 ($.57) in the first quarter of 1998 to ($.35) in the first quarter of 1999 due to the reasons set forth above.

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

INCOME TAXES

         The availability of the NOL carryforward to reduce U.S. federal taxable income is subject to various limitations under the Internal Revenue Code of 1986 (the "Code"), as amended, in the event of an ownership change as defined in Section 382 of the Code. The Company experienced a change in ownership interest in excess of 50 percent as defined under the Code upon the consummation of its offering of Series B convertible preferred stock. The Company does not believe that this change in ownership significantly impacts the Company's ability to utilize its net operating loss and tax credit carryforwards as of December 31, 1998, because the amount of the cumulative limitation (based upon the Company's current market capitalization) during the carryforward period exceeds the total amount of NOL and tax credit carryforwards. The Company did not experience a change in control under the Code as the result of its initial public offering. There was no material ownership change during the three-month period ended March 31, 1999.

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

     To date, the majority of the Company's expenditures have been for research and development activities, including associated general and administrative expense and losses incurred by joint ventures. ILEX expects research and development expenses to increase for the next several years as its development programs progress. In addition, general and administrative expenses necessary to support such expanded programs are also expected to increase over the next several years. At March 31, 1999, the Company had cash, cash equivalents and investments in marketable securities of approximately $23.3 million and working capital of approximately $21.2 million. The Company expects such amount to be used primarily to support continued research and development of its compounds, expand its CRO services business, for general and administrative expenses and for other general corporate purposes.

     During the first quarter of 1999, the Company sold $2.5 million of common stock to Eli Lilly and Company as part of a collaborative arrangement for the company to in-license the development of the sulfonylurea ILX-295501. ILEX will develop the compound and plans to initiate four phase II trials this year.

     As of March 31, 1999, the Company had no material commitments for capital expenditures.

     On April 5, 1999, the Company issued an irrevocable standby letter of credit agreement on behalf of Pharma Forschung Kaufbeuren GmbH (PFK-ILEX), its European affiliate, of $1.8 million, to expire on June 30, 1999. During 1998, the Company guaranteed a $615,000 line of credit for PFK-ILEX, to expire in June 2000. During 1998 and the first quarter 1999 PFK-ILEX continued to operate at a loss. Company management is reviewing such losses.

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

COMPUTER SYSTEMS AND YEAR 2000 ISSUES

     The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the application year of business transactions. The Company's information technology management team has conducted a comprehensive assessment of the Company's computer systems to identify the systems that could be affected by the Year 2000, and has determined that the Company's computer systems are Year 2000 compliant. As such, the Company believes that, based upon currently available information, it will incur no material costs associated with becoming Year 2000 compliant. The Company is completing its confirmation of the Year 2000 readiness of its material customers, service providers, key licensees, and its material vendors. Failure of the Company, its software providers or the Company's customers or vendors to adequately address the Year 2000 issue could result in misstatement of reported financial information, scientific data or otherwise materially and adversely affect the Company's business, financial condition and results of operations.

     The above Year 2000 disclosure constitutes a "Year 2000 Readiness Disclosure" as defined in the "Year 2000 Information and Readiness Disclosure Act" which was signed into law on October 19, 1998. Such act provides added protection from liability for certain public and private statements concerning a company's Year 2000 readiness.

ITEM 2A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

     The Company is exposed to some market risk through interest rates, related to its investment of its current cash, cash equivalents, and marketable securities of approximately $23.3 million. These funds are generally invested in highly liquid treasury bills and money market accounts with short-term maturities. As such instruments mature and the funds are re-invested, the Company is exposed to changes in market interest rates. This risk is not considered material and the Company manages such risk by continuing to evaluate the best investment rates available for short-term high quality investments. The Company has not used derivative financial instruments in its investment portfolio.

     The Company's European affiliate operations are denominated in local currency. The Company has unhedged transaction exposures in these currencies. The Company has not entered into any forward foreign contracts for speculative, trading or other purposes.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings: Not Applicable

Item 2.   Changes in Securities:
          (c) Recent Sales of Unregistered Securities. On January 22, 1999, pursuant to the terms of a stock purchase agreement, the Company issued to Eli Lilly and Company 218,858 shares of the Company's common stock, $.01 par value (the "Shares"), at a price of $11.42 per share for a total purchase price of approximately $2,500,000. The Shares were not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemptions of such registration provided under Regulation D ("Regulation D") of the rules and regulations promulgated under the Securities Act by the Securities and Exchange Commission and Section 4(2) of the Securities Act. The Company relied on certain representations and warranties of Eli Lilly and Company, including, among other things, its ability to evaluate the merits and risks of its investment in the Shares, its status as an "accredited investor" (as that term is defined in Rule 501(a) of Regulation D) and that the Shares were acquired solely for its own account for investment and not with a view to distribution.

Item 3.   Defaults Upon Senior Securities: Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders: Not Applicable

Item 5.   Other Information: Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit 10.1*:  Stock Purchase Agreement dated January 22, 1999 between the Company and Eli Lilly Company

               Exhibit 10.2*: Registration Rights Agreement dated January 22, 1999 between the Company and Eli Lilly and Company

               Exhibit 10.3*: Letter of Credit Agreement dated April 5, 1999 between the Company and PFK-ILEX

               Exhibit 11.1*:  Computation of Net Loss Per Share

               Exhibit 27.1*:  Financial Data Schedule

          (b)  Reports on Form 8-K: Not Applicable

---------

*    Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ILEX ONCOLOGY,INC.
                                (Registrant)



Dated:  May 14, 1999            By:   /s/ RICHARD L. LOVE
                                   --------------------------------
                                     Richard L. Love
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



Dated:  May 14, 1999            By:   /s/ MICHAEL T. DWYER
                                   --------------------------------
                                     Michael T. Dwyer
                                     Vice President and Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.            DESCRIPTION
----------             -----------
Exhibit 10.1*:      Stock Purchase Agreement dated January 22, 1999 between the
                    Company and Eli Lilly and Company

Exhibit 10.2*: Registration Rights Agreement dated January 22, 1999 between the Company and Eli Lilly and Company

Exhibit 10.3*:      Letter of Credit Agreement dated April 5, 1999 between the
                    Company and PFK-ILEX

Exhibit 11.1*:      Computation of Net Loss Per Share

Exhibit 27.1*:      Financial Data Schedule

--------

*   Filed herewith.