Form 10-Q
period 1999-06-30
ILEX ONCOLOGY INC
filed 1999-08-16
CIK 1001915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

    [X]         Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1999

                                       OR

    [ ]        Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

           For the Transition Period From __________ to ___________

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

                               ------------------

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

                               ------------------

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         On August 9, 1999, there were outstanding 16,368,879 Common Stock, $.01 par value, of the registrant.

                               ILEX ONCOLOGY, INC.

                                    FORM 10-Q

                                      INDEX

PART I.    FINANCIAL INFORMATION                                                PAGE
                                                                                ----
Item 1:    Financial Statements

           Consolidated Balance Sheets - December
           31, 1998 and June 30, 1999                                           3-4

           Consolidated Statements of Operations - For the three and six
           month periods ended June 30, 1998 and June 30, 1999                  5

           Consolidated Statements of Cash Flows - For the six month
           periods ended June 30, 1998 and June 30, 1999                        6

           Notes to the Consolidated Financial Statements                       7-11

Item 2:    Management's Discussion and Analysis of Financial Condition          12-18
           and Results of Operations

Item 3:    Quantitative and Qualitative Disclosures About Market Risk           19

PART II.   OTHER INFORMATION

Items 1-6: Other Information                                                    20

SIGNATURES                                                                      22

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                               ILEX ONCOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                               June 30,
                                                            December 31,         1999
                    ASSETS                                      1998         (unaudited)
                                                            ------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents                                 $      6,581     $      5,243
  Investments in marketable securities                            18,999            9,702
  Accounts receivable, net of allowance for
    doubtful accounts of $150 at December 31,
    1998 and June 30, 1999:
      Billed                                                       2,685            3,209
      Unbilled                                                       863            2,591
  Prepaid expenses and other                                       1,194              664
                                                            ------------     ------------
             Total current assets                                 30,322           21,409
                                                            ------------     ------------

NONCURRENT ASSETS:
 Investment in and advances to:
      Research and development partnerships                          228            1,379
      Contract research affiliate                                    473             --
 Intangible asset, net of amortization                             6,704             --
 Other                                                                75             --
 Investments in marketable securities                                445              275
                                                            ------------     ------------
             Total noncurrent assets                               7,925            1,654
                                                            ------------     ------------
PROPERTY AND EQUIPMENT, Net of accumulated
    depreciation and amortization of $1,374 and
    $2,337 at December 31, 1998 and June 30, 1999,
    respectively                                                   4,441            3,948
                                                            ------------     ------------
             Total assets                                   $     42,688     $     27,011
                                                            ============     ============


The accompanying notes are an integral part of these consolidated financial statements.

                               ILEX ONCOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                                  June 30,
                                                              December 31,          1999
       LIABILITIES AND STOCKHOLDERS' EQUITY                       1998          (unaudited)
                                                              ------------      ------------
CURRENT LIABILITIES:
   Accounts payable-
     Related parties                                          $        215      $         58
     Other                                                           1,107               859
   Accrued subcontractor costs-
     Related parties                                                   239               549
     Other                                                           1,878             2,066
   Accrued liabilities                                                 908             2,033
   Deferred revenue                                                  2,033             3,110
                                                              ------------      ------------
              Total current liabilities                              6,380             8,675
                                                              ------------      ------------
OTHER LONG-TERM LIABILITIES                                            404               491
                                                              ------------      ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $0.01 par value; 40,000 shares
     authorized; 12,653 and 12,980 shares issued
     and outstanding at December 31, 1998 and
     June 30, 1999, respectively; 629 shares to
     be issued at June 30, 1999                                        127               136
   Additional paid-in capital                                       67,623            76,598
   Receivables on sale of common stock                                 (46)             --
   Accumulated deficit                                             (31,283)          (58,372)
   Treasury Stock: 39,000 shares at December 31,
  1998 and June 30, 1999                                              (517)             (517)
                                                              ------------      ------------
              Total stockholders' equity                            35,904            17,845
                                                              ------------      ------------
              Total liabilities and stockholders' equity      $     42,688      $     27,011
                                                              ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

                               ILEX ONCOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)


                                                          Three Months                     Six Months
                                                             Ended                           Ended
                                                            June 30,                        June 30,
                                                            --------                        --------
                                                      1998            1999            1998            1999
                                                   ----------      ----------      ----------      ----------
 REVENUE:
  Product development                              $    1,279      $    1,159      $    2,090      $    2,069
  Contract research services, net                       2,795           3,031           4,923           5,567
                                                   ----------      ----------      ----------      ----------
           Total revenue                                4,074           4,190           7,013           7,636
                                                   ----------      ----------      ----------      ----------
 OPERATING EXPENSES:
  Research and development costs                        3,563           3,944           9,302           7,496
  Direct costs of research services                     3,333           3,331           5,607           6,175
  General and administrative                            1,206           1,500           2,244           2,514
  Special charges                                        --            13,882            --            13,882
                                                   ----------      ----------      ----------      ----------
           Total operating expenses                     8,102          22,657          17,153          30,067
                                                   ----------      ----------      ----------      ----------
 OPERATING LOSS                                        (4,028)        (18,467)        (10,140)        (22,431)
                                                   ----------      ----------      ----------      ----------
 OTHER INCOME (EXPENSE):
  Equity in income (losses) of:
   Research and development partnerships                 (903)         (1,264)         (2,359)         (1,889)
   Contract research affiliate                             24          (3,133)             79          (3,310)
  Interest income                                         449             228           1,016             540
  Gain (loss) on sale of securities                      --                27            --                 1
                                                   ----------      ----------      ----------      ----------
 NET LOSS                                          $   (4,458)     $  (22,609)     $  (11,404)     $  (27,089)
                                                   ==========      ==========      ==========      ==========
 BASIC AND DILUTED NET LOSS PER SHARE              $     (.36)     $    (1.74)     $     (.93)     $    (2.11)
                                                   ==========      ==========      ==========      ==========
 WEIGHTED AVERAGE SHARES USED IN COMPUTING
   BASIC AND DILUTED LOSS PER SHARE OF
   COMMON STOCK                                        12,306          12,955          12,293          12,829
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

                               ILEX ONCOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                 Six Months Ended
                                                                                    June 30,
                                                                           --------------------------
                                                                              1998            1999
                                                                           ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               $  (11,404)     $  (27,089)
    Adjustments to reconcile net loss to net cash used in
     operating activities-
       Depreciation and amortization                                              886           1,322
        Special charges                                                          --            13,882
        Net activity of research and development partnerships
         and contract research affiliate                                          293             513

     Valuation of warrants issued in payment as licensing fees                  3,143            --
        Change in assets and liabilities-
         (Increase) decrease in assets-
            Accounts receivable, net                                             (960)         (2,251)
            Prepaid expenses and other                                            (45)            596
            Other noncurrent asset                                               --                75
         Increase (decrease) in liabilities-
           Accounts payable                                                      (334)            (37)
           Accrued liabilities                                                    694             237
           Advance billings                                                        51           1,077
           Other long-term liabilities                                             (8)            (18)
                                                                           ----------      ----------
     Net cash used in operating activities                                     (7,684)        (11,693)
                                                                           ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net activity of marketable securities transactions                            3,891           9,467
  Advances to research and development partnership                             (1,652)         (1,000)
  Purchase of property and equipment                                           (1,429)           (470)
  Acquisition, net of cash acquired                                              --              (380)
                                                                           ----------      ----------
     Net cash provided by (used in) investing activities                          810           7,617
                                                                           ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock for cash, net of issuance cost                         148           2,692
  Collections of receivables on sale of common stock                             --                46
                                                                           ----------      ----------
      Net cash provided by financing activities                                   148           2,738
                                                                           ----------      ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (6,726)         (1,338)

CASH AND CASH EQUIVALENTS, beginning of period                                 22,655           6,581
                                                                           ----------      ----------
CASH AND CASH EQUIVALENTS, end of period                                   $   15,929      $    5,243
                                                                           ==========      ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for-
      Interest                                                                   --              --
      Income taxes                                                               --              --


The accompanying notes are an integral part of these consolidated financial statements.

                               ILEX ONCOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1999

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

2. SPECIAL CHARGES:

         The Company has recorded special charges totaling $13.9 million in the second quarter. As discussed below, these charges include the recognition of $12.3 million of costs associated with the termination of the Company's agreements with PRN Research, Inc. (PRN) and $1.6 million of charges related to other items.

         In July 1997, the Company entered into an assignment agreement and a services agreement with PRN under which the Company and PRN agreed to jointly market their clinical trial service capabilities. In accordance with these agreements, the Company issued 312,188 and 314,600 common shares to PRN in July 1997 and 1998, respectively. The value of the shares issued was recorded as an intangible asset and was being amortized over the term of the agreements. The Company also agreed to issue up to an additional 629,200 shares to PRN over a two-year period if PRN remained in compliance with various provisions of the agreements. Additionally, 1,255,988 common shares could have been issued over a four-year period if certain milestones were achieved. Effective June 30, 1999, the Company and PRN terminated the agreements and the Company recorded an approximate $12.3 million special charge associated with the value of the remaining 629,200 shares to be issued and the write-off, in accordance with Financial Accounting Standard 121, of the net intangible asset associated with the PRN agreements. The Company has no further obligation with respect to the assignment agreement or with respect to the contingent shares under the services agreement.

         The remaining $1.6 million in special charges is composed of a $750 accrual for a debt guarantee of an unaffiliated site management organization which management believes to be uncollectable, a $350 write-down of computer equipment and an approximate $500 write-off of an operating lease commitment for manufacturing equipment which management has determined will not be utilized.

3. Statements of Cash Flows:

Noncash financing and investing activities for the quarters ended June 30, 1998 and 1999, include the following:

                                                        1998          1999
                                                      --------      --------
Issuance of common stock to PRN                        $            $  6,292
  Net assets acquired in acquisition (see note 6)                        111
  Settlement of accounts payable
       through acquisition                                 --            535

4. LOSS PER SHARE:

Diluted net loss per share is equal to basic net loss per share as the effect of all common stock equivalents is antidilutive.

5. INVESTMENTS IN AND ADVANCES TO RESEARCH AND DEVELOPMENT PARTNERSHIPS AND CONTRACT RESEARCH AFFILIATE:

In May 1997, the Company entered into an agreement with LeukoSite, Inc. ("LeukoSite"), for an equally owned joint venture, L&I Partners, L.P. ("L&I"), for research collaboration endeavors. The following is summarized information for L&I as of and for the three and six months ended June 30, 1999 (unaudited):

                     Summarized Income Statement Information

                                              Three Months       Six Months
                                                 Ended             Ended
                                             June 30, 1999     June 30, 1999
                                             -------------     -------------
Revenue                                      $       --        $       --
Research and development expenses                   2,532             3,818
Other income                                            4                 5
                                             ------------      ------------
Net loss                                     $     (2,528)     $     (3,813)
                                             ============      ============

                      Summarized Balance Sheet Information
                                  June 30, 1999

Assets                                  $ 1,568
Liabilities                               4,055
Partners' equity (deficit)               (2,487)

6. ACQUISITION AND AGREEMENT TERMINATION COSTS:

         On June 1, 1999, ILEX Oncology Services, Inc. (IOS) acquired certain assets and liabilities of the former Pharma Forschung Kaufbeuren GmbH (PFK) offices in the United Kingdom through its new, wholly-owned subsidiary, ILEX Services, Limited. The acquisition, for $541, was accounted for as a purchase, and provides ILEX with two locations from which European clinical trials will be managed and supported: Edinburgh, Scotland and Guildford, England. Also on June 1, 1999, IOS incurred one-time exit costs of approximately $2.9 million in letter of credit guarantee funding costs and a write-off of its remaining investment in PFK. While the Company continues to hold a 40% interest in PFK, management believes the funding provided to PFK under the letter of credit is uncollectable and accordingly has expensed such amount as additional losses attributable to its contract research affiliate.

7. SUBSEQUENT EVENTS:

         On July 16, 1999, the Company completed a $20 million private placement of 2,389,200 shares of common stock. The shares were sold at a 15% discount from the average 30-day trading price.

         On July 16, 1999, the Company acquired Convergence Pharmaceuticals, Inc., (Convergence) of Boston, MA, a privately held research-based pharmaceutical company with an emerging portfolio of angiogenesis and DNA repair inhibitors. Under the terms of the purchase agreement, ILEX acquired Convergence in exchange for 1 million shares of the Company's common stock, and an additional earn-out of up to 1 million shares to be issued to Convergence's founders if certain development milestones are met. The Company also assumed $1.0 million in Convergence debt as part of the purchase. While the Company is still reviewing the appraisal and valuation, it anticipates that a substantial portion of the purchase price will be expensed as in-process research and development.

8. SEGMENT INFORMATION:

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

The Company has reclassified certain 1998 segment income statement amounts between its two operating segments for purposes of comparability with current year presentation. The effect of these reclassifications on the three and six months ended June 30, 1998 is to decrease research & development costs by $18 and $51, respectively, increase the cost of contract research services by $466 and $992, respectively, and to reduce corporate general & administrative costs by $448 and $941, respectively.

The accounting policies of the segments are the same as those of the Company. The Company evaluates performance based on the profit or loss from operations before income taxes.

                          Selected Segment Information
                                   (unaudited)

                                                          For the three months ended               For the three months ended
                                                                June 30, 1998                             June 30, 1999
                                                                -------------                             -------------
                                                     Services      Products       Total        Services      Products       Total
                                                     --------      --------      --------      --------      --------      --------
Revenue from external customers                      $  2,795      $  1,279      $  4,074      $  3,031      $  1,159      $  4,190
Intersegment revenues                                   1,885             0         1,885         2,462             0         2,462
                                                     --------      --------      --------      --------      --------      --------
Total revenues                                          4,680         1,279         5,959         5,493         1,159         6,652
Direct costs                                            4,869         3,912         8,781         5,156         4,581         9,737
Special charges                                             0             0             0        12,847             8        12,855
                                                     --------      --------      --------      --------      --------      --------
Segment operating income (loss)                          (189)       (2,633)       (2,822)      (12,510)       (3,430)      (15,940)
Equity in income (losses) in research and
  development partnerships and clinical research
  affiliate                                                24          (903)         (879)       (3,133)       (1,264)       (4,397)
                                                     --------      --------      --------      --------      --------      --------
Segment net income (loss)                            $   (165)     $ (3,536)     $ (3,701)     $(15,643)     $ (4,694)     $(20,337)
                                                     ========      ========      ========      ========      ========      ========

                                                           For the six months ended                 For the six months ended
                                                                June 30, 1998                             June 30, 1999
                                                                -------------                             -------------
                                                     Services      Products       Total        Services      Products       Total
                                                     --------      --------      --------      --------      --------      --------
Revenue from external customers                      $  4,923      $  2,090      $  7,013      $  5,567      $  2,069      $  7,636
Intersegment revenues                                   3,512             0         3,512         5,684             0         5,684
                                                     --------      --------      --------      --------      --------      --------
Total revenues                                          8,435         2,090        10,525        11,251         2,069        13,320
Direct costs                                            8,472         9,949        18,421        10,196         9,159        19,355
Special charges                                             0             0             0        12,847             8        12,855
                                                     --------      --------      --------      --------      --------      --------
Segment operating income (loss)                           (37)       (7,859)       (7,896)      (11,792)       (7,098)      (18,890)
Equity in income (losses) in research and
  development partnerships and clinical research
  affiliate
                                                           79        (2,359)       (2,280)       (3,310)       (1,889)       (5,199)
                                                     --------      --------      --------      --------      --------      --------
Segment net income (loss)                            $     42      $(10,218)     $(10,176)     $(15,102)     $ (8,987)     $(24,089)
                                                     ========      ========      ========      ========      ========      ========

                      Reconciliation of Segment Information
                             To Consolidated Totals

                                                          Three months ended                 Six months ended
                                                               June 30                            June 30
                                                               -------                            -------
                                                       1998              1999              1998              1999
                                                   ------------      ------------      ------------      ------------
RESEARCH and DEVELOPMENT COSTS:
  Reportable products segment direct costs         $      3,912      $      4,581      $      9,949      $      9,159
  Elimination of intersegment gross profit                 (349)             (637)             (647)           (1,663)
                                                   ------------      ------------      ------------      ------------
Consolidated research and development costs        $      3,563      $      3,944      $      9,302      $      7,496
                                                   ============      ============      ============      ============
DIRECT COSTS of RESEARCH SERVICES:
  Reportable services segment direct costs         $      4,869      $      5,156      $      8,472      $     10,196
  Elimination of intersegment expenses                   (1,536)           (1,825)           (2,865)           (4,021)
                                                   ------------      ------------      ------------      ------------
Consolidated direct costs of research services     $      3,333      $      3,331      $      5,607      $      6,175
                                                   ============      ============      ============      ============
OPERATING LOSS:
  Reportable segment operating loss                $     (2,822)     $    (15,940)     $     (7,896)     $    (18,890)
  Corporate special charges                                   0            (1,027)                0            (1,027)
  Corporate general and administrative expense           (1,206)           (1,500)           (2,244)           (2,514)
                                                   ------------      ------------      ------------      ------------
Consolidated operating loss                        $     (4,028)     $    (18,467)          (10,140)     $    (22,431)
                                                   ============      ============      ============      ============
NET LOSS:
  Reportable segment net loss                      $     (3,701)     $    (20,337)     $    (10,176)     $    (24,089)
  Corporate special charges                                   0            (1,027)                0            (1,027)
  Corporate general and administrative expense           (1,206)           (1,500)           (2,244)           (2,514)
  Gain on sale of marketable securities                       0                27                 0                 1
  Interest income                                           449               228             1,016               540
                                                   ------------      ------------      ------------      ------------
Consolidated net loss                              $     (4,458)     $    (22,609)     $    (11,404)     $    (27,089)
                                                   ============      ============      ============      ============

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

         The Company currently has no products available for sale; however, the Company anticipates CAMPATH(R) will receive FDA approval to be marketed commercially within the next year. However, no assurances can be made that the FDA will grant such approval or, if the FDA does grant such approval, that CAMPATH(R) will be accepted in the marketplace. The Company has incurred losses and expects to incur losses for the foreseeable future as the Company's research and development expenditures increase. The Company's revenue for the foreseeable future will be limited to development funding under its collaborative relationships, fee-for-service revenues pursuant to contracts with its CRO clients, interest income, income from partnerships and other miscellaneous income.

         The following is a discussion of the financial condition and results of operations for the Company for the three-month and six-month periods ended June 30, 1998 and 1999. It should be read in conjunction with the Interim Consolidated Financial Statements of the Company, the Notes thereto and other financial information included elsewhere in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Operating Revenues

         Total revenue increased from approximately $4.1 million in the second quarter of 1998 to $4.2 million in the second quarter of 1999. The increase of approximately $0.1 million, or 2%, was due to an additional $0.2 million of contract research revenues. The $0.2 million, or 7%, increase in contract research services revenues to $3.0 million, compared to approximately $2.8 million in the second quarter of 1998, reflects an increase in both the number of contracts underway as well as in the size and duration of the contract research projects.

Operating Expenses

         Research and Development Costs. Research and development costs increased from approximately $3.6 million in the second quarter of 1998 to $3.9 million in the second quarter of 1999. This increase of $0.3 million, or 8%, was primarily attributable to costs associated with increased research and development costs associated with the advancing development of eflornithine.

         General and Administrative Costs. General and administrative costs increased from approximately $1.2 million in the second quarter of 1998 to $1.5 million in the second quarter of 1999. This increase of $0.3 million, or 25%, was primarily attributable to various costs associated with the growth of the Company.

         Direct Costs of Research Services. Direct costs of research services did not change significantly between the second quarter 1998 and 1999, with costs of approximately $3.3 million in both periods.

         Special Charges. The Company has recorded special charges totaling $13.9 million in the second quarter. As discussed below, these charges include the recognition of $12.3 million of costs associated with the termination of the Company's agreements with PRN Research, Inc. (PRN) and $1.6 million of charges related to other items.

         In July 1997, the Company entered into an assignment agreement and a services agreement with PRN under which the Company and PRN agreed to jointly market their clinical trial service capabilities. In accordance with these agreements, the Company issued 312,188 and 314,600 common shares to PRN in July 1997 and 1998, respectively. The value of the shares issued was recorded as an intangible asset and was being amortized over the term of the agreements. The Company also agreed to issue up to an additional 629,200 shares to PRN over a two-year period if PRN remained in compliance with various provisions of the agreements. Additionally, 1,255,988 common shares could have been issued over a four-year period if certain milestones were achieved. Effective June 30, 1999 the Company and PRN terminated the agreements and the Company recorded an approximate $12.3 million special charge associated with the value of the remaining 629,200 shares to be issued and the write-off, in accordance with Financial Accounting Standard 121, of the net intangible asset associated with the PRN agreements. The Company has no further obligation with respect to the assignment agreement or with respect to the contingent shares under the services agreement.

         The remaining $1.6 million in special charges is composed of a $750 accrual for a debt guarantee of an unaffiliated site management organization which management believes to be uncollectable, a $350 write-down of computer equipment and an approximate $500 write-off of an operating lease commitment for manufacturing equipment which management has determined will not be utilized.

Equity in Income (Losses) of Research and Development Partnerships and Contract Research Affiliate

         Equity in losses of research and development partnerships increased from $0.9 million in the second quarter of 1998 to $1.3 million in the second quarter 1999. The increase of $0.4 million, or 44%, is due to the increase in costs related to the development of CAMPATH(R), which is being developed in a joint venture with LeukoSite Inc.

         Equity in income (losses) of contract research affiliate decreased from $24,000 in the second quarter of 1998 to ($3.1) million in the second quarter of 1999. Approximately $2.9 million of the increased losses resulted from one-time exit costs to fund a letter of credit guarantee to PFK and a write-off of the Company's remaining investment in PFK. While the Company continues to hold a 40% interest in PFK, management believes the funding provided to PFK under the letter of credit is uncollectable and accordingly has expensed such amount as additional losses attributable to its contract research affiliate.

Net Interest Income

         Net interest income decreased from approximately $0.4 million in the second quarter of 1998 to $0.3 million in the second quarter of 1999. This decrease of $0.1 million, or 25%, is attributable to a decrease in aggregate average balances of cash, cash equivalents and investments in marketable securities.

Net Loss Per Share

         The net loss per share increased $1.38 from ($.36) in the second quarter of 1998 to ($1.74) in the second quarter of 1999 due to the reasons set forth above.

         SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30,
1998

Operating Revenues

         Total revenue increased from approximately $7.0 million in the first half of 1998 to $7.6 million in the first half of 1999. The increase of approximately $0.6 million, or 9%, was due to an additional $0.6 million of contract research revenues. The $0.6 million, or 12%, increase in contract research services revenues to $5.6 million, compared to approximately $4.9 million in the first half of 1998, reflects an increase in both the number of contracts underway as well as in the size and duration of the contract research projects.

Operating Expenses

         Research and Development Costs. Research and development costs decreased from approximately $9.3 million in the first half of 1998 to $7.5 million in the first half of 1999. This decrease of $1.8 million, or 24%, was primarily attributable to costs associated with a one-time fee of $3.3 million in the first half of 1998 for the in-licensing of THP-Dox, offset primarily by increased research and development costs associated with the advancing development of eflornithine.

         General and Administrative Costs. General and administrative costs increased from approximately $2.2 million in the first half of 1998 to $2.5 million in the first half of 1999. This increase of $.3 million, or 14%, was primarily attributable to various costs associated with the growth of the Company.

         Direct Costs of Research Services. Direct costs of research services increased from $5.6 million in the first half of 1998 to $6.2 million in the first half of 1999. This increase of $0.6 million, or 11%, is primarily attributable to increases in first quarter 1999 as compared to first quarter 1998 related to expenditures required to support growth in the number and size of contract research contracts, including staffing expenses and facility and equipment expansion.

         Special Charges. The Company has recorded special charges totaling $13.9 million in the second quarter. As discussed below, these charges include the recognition of $12.3 million of costs associated with the termination of the Company's agreements with PRN Research, Inc. (PRN) and $1.6 million of charges related to other items.

         In July 1997, the Company entered into an assignment agreement and a services agreement with PRN under which the Company and PRN agreed to jointly market their clinical trial service capabilities. In accordance with these agreements, the Company issued 312,188 and 314,600 common shares to PRN in July 1997 and 1998, respectively. The value of the shares issued was recorded as an intangible asset and was being amortized over the term of the agreements. The Company also agreed to issue up to an additional 629,200 shares to PRN over a two-year period if PRN remained in compliance with various provisions of the agreements. Additionally, 1,255,988 common shares could have been issued over a four-year period if certain milestones were achieved. Effective June 30, 1999 the Company and PRN terminated the agreements and the Company recorded an approximate $12.3 million special charge associated with the value of the remaining 629,200 shares to be issued and the write-off, in accordance with Financial Accounting Standard 121, of the net intangible asset associated with the PRN agreements. The Company has no further obligation with respect to the assignment agreement or with respect to the contingent shares under the services agreement.

         The remaining $1.6 million in special charges is composed of a $750 accrual for a debt guarantee of an unaffiliated site management organization which management believes to be uncollectable, a $350 write-down of computer equipment and an approximate $500 write-off of an operating lease commitment for manufacturing equipment which management has determined will not be utilized.

Equity in Income (Losses) of Research and Development Partnerships and Contract Research Affiliate

         Equity in losses of research and development partnerships decreased from $2.4 million in the first half of 1998 to $1.9 million in the first half 1999. The decrease of $0.5 million is due to the reduction in manufacturing costs for CAMPATH(R), which is being developed in a joint venture with LeukoSite Inc. During the first half of 1998, the joint venture incurred substantial expense for the manufacturing of CAMPATH(R) for use in the ongoing clinical trials. These manufacturing expenses decreased during the first half of 1999.

         Equity in income (losses) of contract research affiliate decreased from $79,000 in the first half of 1998 to ($3.3) million in the first half of 1999. Approximately $2.9 million of the increased losses resulted from one-time exit costs to fund a letter of credit guarantee to PFK and a write-off of the Company's remaining investment in PFK. While the Company continues to hold a 40% interest in PFK, management believes the funding provided to PFK under the letter of credit is uncollectable and accordingly has expensed such amount as additional losses attributable to its contract research affiliate.

Net Interest Income

         Net interest income decreased from approximately $1.0 million in the first half of 1998 to $0.5 million in the first half of 1999. This decrease of $0.5 million, or 50%, is attributable to a decrease in aggregate average balances of cash, cash equivalents and investments in marketable securities.

Net Loss Per Share

         The net loss per share increased $1.18 from ($.93) in the first half of 1998 to ($2.11) in the first half of 1999 due to the reasons set forth above.

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

INCOME TAXES

         The availability of the NOL carryforward to reduce U.S. federal taxable income is subject to various limitations under the Internal Revenue Code of 1986 (the "Code"), as amended, in the event of an ownership change as defined in
Section 382 of the Code. The Company experienced a change in ownership interest in excess of 50 percent as defined under the Code upon the consummation of its offering of Series B convertible preferred stock. The Company does not believe that this change in ownership significantly impacts the Company's ability to utilize its net operating loss and tax credit carryforwards as of December 31, 1998, because the amount of the cumulative limitation (based upon the Company's current market capitalization) during the carryforward period exceeds the total amount of NOL and tax credit carryforwards. The Company did not experience a change in control under the Code as the result of its initial public offering. There was no material ownership change during the six-month period ended June 30, 1999.

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

         To date, the majority of the Company's expenditures have been for research and development activities, including associated general and administrative expense and losses incurred by joint ventures. ILEX expects research and development expenses to increase for the next several years as its development programs progress. In addition, general and administrative expenses necessary to support such expanded programs are also expected to increase over the next several years. At June 30, 1999, the Company had cash, cash equivalents and investments in marketable securities of approximately $15.2 million and working capital of approximately $12.7 million. As disclosed below, cash, cash equivalents and investments in marketable securities increased to approximately $35.2 million on July 16, 1999 as a result of a $20 million private placement of the Company's common stock, which was sold at a 15% discount from the average 30-day trading price. The Company expects such amounts to be used primarily to support continued research and development of its compounds, expand its CRO services business, for general and administrative expenses and for other general corporate purposes.

         As of June 30, 1999, the Company had no material commitments for capital expenditures.

         On June 1, 1999, ILEX Oncology Services, Inc. (IOS) acquired certain assets and liabilities of the former Pharma Forschung Kaufbeuren GmbH (PFK) offices in the United Kingdom through its new, wholly-owned subsidiary, ILEX Services, Limited. The acquisition, for $541,000 in cash, provides ILEX with two locations from which European clinical trials will be managed and supported:
Edinburgh, Scotland and Guildford, England.

         On July 16, 1999, the Company acquired Convergence Pharmaceuticals, Inc., (Convergence) of Boston, MA, a privately held research-based pharmaceutical company with an emerging portfolio of angiogenesis and DNA repair inhibitors. Under the terms of the purchase agreement, ILEX acquired

Convergence in exchange for 1 million shares of ILEX common stock, and an additional earn-out of up to 1 million shares to be issued to Convergence's founders if certain development milestones are met. The Company also assumed $1.0 million in Convergence debt as part of the purchase.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

         The Company is exposed to some market risk through interest rates, related to its investment of its cash, cash equivalents, and marketable securities of approximately $15.2 million at June 30, 1999. These funds are generally invested in highly liquid treasury bills and money market accounts with short-term maturities. As such instruments mature and the funds are re-invested, the Company is exposed to changes in market interest rates. This risk is not considered material and the Company manages such risk by continuing to evaluate the best investment rates available for short-term high quality investments. The Company has not used derivative financial instruments in its investment portfolio.

         The Company's European operations are denominated in local currency. The Company has unhedged transaction exposures in these currencies. The Company has not entered into any forward foreign exchange contracts for speculative, trading or other purposes.

                           PART II - OTHER INFORMATION

       Item 1. Legal Proceedings: Not Applicable

       Item 2. Changes in Securities: Not Applicable

       Item 3. Defaults Upon Senior Securities: Not Applicable

       Item 4. Submission of Matters to a Vote of Security Holders

               (a) The annual meeting of shareholders was held on May 26, 1999.

               (b) Annual Meeting of Shareholders or until their successors have been elected and qualified:

                   Gary V. Woods                       Richard L. Love
                   A. Dana Callow, Jr.                 John L. Cassis
                   Jason S. Fisherman, M.D.            Ruskin C. Norman, M.D.
                   Daniel D. Von Hoff, M.D.            Joseph S. Bailes, M.D.

               (c) (1) The directors in (b) above were elected by the following votes:

                                                  Shares            Shares
                   Nominee                       voted for         withheld
                   -------                       ---------         --------
                   Gary V. Woods                 9,346,425          9,200

                   Richard L. Love               9,346,425          9,200

                   A. Dana Callow, Jr.           9,346,425          9,200

                   John L. Cassis                9,346,425          9,200

                   Jason S. Fisherman, M.D.      9,346,425          9,200

                   Ruskin C. Norman, M.D.        9,346,425          9,200

                   Daniel D. Von Hoff, M.D.      9,346,425          9,200

                   Joseph S. Bailes, M.D.        9,346,425          9,200

               (d) that with respect to the proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending December 31, 1999, 9,351,725 shares of Common Stock were voted "For", 2,000 shares were voted "Against" and 1,900 shares abstained from voting.

       Item 5. Other Information: Not Applicable

       Item 6. Exhibits and Reports on Form 8-K

               (a) Exhibit 2.1:     Plan of Merger and Acquisition Agreement
                                    dated July 16, 1999 by and among ILEX
                                    Oncology, Inc., ILEX Acquisition, Inc.,
                                    Convergence Pharmaceuticals, Inc., Vikas
                                    Sukhatme, Raghuram Kalluri, Ralph
                                    Weichselbaum, Donald Kufe, Glenn C. Rice and
                                    Tsuneya Ohno (incorporated herein by
                                    reference to Exhibit 2.1 of the Company's current report on Form 8-K dated July 16, 1999 and filed on July 30, 1999)

                   Exhibit 10.1 Employment Agreement dated July 16, 1999 by and between ILEX Oncology, Inc. and Glenn C. Rice (incorporated herein by reference to Exhibit 10.1 of the Company's current report on Form 8-K dated July 16, 1999 and filed on July 30, 1999)

                   Exhibit 10.2 Registration Rights Agreement dated July 16, 1999 among ILEX Oncology, Inc., Vikas Sukhatme, Raghuram Kalluri, Ralph Weichselbaum, Donald Kufe, Glenn C. Rice Tsuneya Ohno, Stephen Dolezalek, Beth Israel Deaconess Medical Center and Arch Development Corporation (incorporated herein by reference to Exhibit 10.2 of the Company's current report on Form 8-K dated July 16, 1999 and filed on July 30, 1999)

                   Exhibit 10.3* Stock Purchase Agreement dated July 16, 1999 by and between ILEX Oncology, Inc. and each of the Investors (as defined therein)

                   Exhibit 11.1*:   Computation of Net Loss Per Share

                   Exhibit 27.1*:   Financial Data Schedule

               (b) Reports on Form 8-K: Not Applicable

------------
*    Filed herewith.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ILEX ONCOLOGY, INC.
                                     (Registrant)



Dated:  August 13, 1999              By:     /s/ Richard L. Love
      -----------------                 ---------------------------------------
                                        Richard L. Love
                                        President and Chief Executive Officer
                                            (Principal Executive Officer)



Dated:  August 13, 1999              By:     /s/ Michael T. Dwyer
      -----------------                 ---------------------------------------
                                        Michael T. Dwyer
                                        Vice President and Chief Financial
                                         Officer
                                        (Principal Financial and Accounting
                                            Officer)

                               INDEX TO EXHIBITS

   EXHIBIT
      NO.        DESCRIPTION
-------------    -----------
Exhibit 10.3     Stock Purchase Agreement dated July 16, 1999
                 by and between ILEX Oncology, Inc. and each
                 of the Investors (as defined therein)

Exhibit 11.1:    Computation of Net Loss Per Share

Exhibit 27.1:    Financial Data Schedule