Form 10-Q
period 1999-09-30
ILEX ONCOLOGY INC
filed 1999-11-15
CIK 1001915

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1999

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Transition Period From         to
                                               -------     -------

                         Commission File Number 0-22147


                               ILEX ONCOLOGY, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                      74-2699185
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                          11550 I.H. 10 WEST, SUITE 100
                            SAN ANTONIO, TEXAS 78230
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (210) 949-8200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                  -----------

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

                                  -----------

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         On November 9, 1999, there were outstanding 17,277,043 Common Stock, $.01 par value, of the registrant.

                               ILEX ONCOLOGY, INC.

                                    FORM 10-Q

                                      INDEX

PART I.     FINANCIAL INFORMATION                                          PAGE
-------     ---------------------                                          ----
Item 1:     Financial Statements

            Consolidated Balance Sheets - December
            31, 1998 and September 30, 1999                                 3-4

            Consolidated Statements of Operations - For
            the three and nine month periods ended September 30, 1998
            and September 30, 1999                                            5

            Consolidated Statements of Cash Flows - For
            the nine month periods ended September 30, 1998
            and September 30, 1999                                            6

            Consolidated Statements of Comprehensive Income - For
            the three and nine month periods ended September 30, 1998
            and September 30, 1999                                            7

            Notes to the Consolidated Financial Statements                 8-12

Item 2:     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     13-16

Item 3:     Quantitative and Qualitative Disclosures About Market Risk       17

PART II.    OTHER INFORMATION

Items 1-6:  Other Information                                             17-18

SIGNATURES                                                                   19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               ILEX ONCOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                    September 30,
                                                                     December 31,       1999
                     ASSETS                                             1998         (unaudited)
                     ------                                          ------------   -------------
CURRENT ASSETS:
  Cash and cash equivalents                                           $ 6,581          $14,880
  Investments in marketable securities                                 18,999           20,187
  Accounts receivable, net of allowance for doubtful accounts of
      $150 and $164 at December 31, 1998 and September 30,
      1999, respectively:
      Billed                                                            2,685            2,582
      Unbilled                                                            863            1,923
  Prepaid expenses and other                                            1,194            1,485
                                                                      -------          -------

             Total current assets                                      30,322           41,057
                                                                      -------          -------

NONCURRENT ASSETS:
 Investment in and advances to:
      Research and development partnerships                               228              495
      Contract research affiliate                                         473               --
 Intangible asset, net of amortization                                  6,704               --
 Other                                                                     75               --
 Investments in marketable securities                                     445              275
                                                                      -------          -------

             Total noncurrent assets                                    7,925              770
                                                                      -------          -------

PROPERTY AND EQUIPMENT, Net of accumulated depreciation and amortization of $1,377 and $2,761 at December 31, 1998 and September 30, 1999, respectively

                                                                        4,441            4,401
                                                                      -------          -------

             Total assets                                             $42,688          $46,228
                                                                      =======          =======


The accompanying notes are an integral part of these consolidated financial statements.

                               ILEX ONCOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                          September 30,
                                                                          December 31,        1999
             LIABILITIES AND STOCKHOLDERS' EQUITY                             1998         (unaudited)
             ------------------------------------                         ------------    -------------
CURRENT LIABILITIES:
   Accounts payable-
     Related parties                                                        $     306       $      98
     Other                                                                      2,000           2,474
   Accrued subcontractor costs-
     Related parties                                                              148             331
     Other                                                                        985           1,087
   Accrued liabilities                                                            908           2,615
   Deferred revenue                                                             2,033           2,212
                                                                            ---------       ---------
              Total current liabilities                                         6,380           8,817
                                                                            ---------       ---------
OTHER LONG-TERM LIABILITIES                                                       404             377
                                                                            ---------       ---------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                  --           5,007
                                                                            ---------       ---------
STOCKHOLDERS' EQUITY:
   Common stock, $0.01 par value; 40,000 shares authorized; 12,653 and
     17,275 shares issued and outstanding at December 31, 1998 and
     September 30, 1999, respectively
                                                                                  127             173
   Additional paid-in capital                                                  67,623         107,829
   Receivables on sale of common stock                                            (46)             --
   Accumulated deficit                                                        (31,283)        (74,568)
   Deferred compensation                                                           --            (902)
   Foreign currency translation adjustment                                         --              12
   Treasury Stock: 39 shares at December 31, 1998 and September 30, 1999         (517)           (517)
                                                                            ---------       ---------
              Total stockholders' equity                                       35,904          32,027
                                                                            ---------       ---------
              Total liabilities and stockholders' equity                    $  42,688       $  46,228
                                                                            =========       =========


The accompanying notes are an integral part of these consolidated financial statements.

                               ILEX ONCOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)

                                                                          Three Months                  Nine Months
                                                                             Ended                         Ended
                                                                          September 30,               September 30,
                                                                     ----------------------      ----------------------
                                                                       1998          1999          1998          1999
                                                                     --------      --------      --------      --------
OPERATING REVENUE:
 Product development                                                 $  1,400      $  1,078      $  3,490      $  3,147
 CRO                                                                    2,190         3,914         7,113         9,482
                                                                     --------      --------      --------      --------
          Total revenue                                                 3,590         4,992        10,603        12,629
                                                                     --------      --------      --------      --------
OPERATING EXPENSES:
 Research and development                                               3,526         3,890        12,829        11,387
 In-Process R & D                                                          --        11,124            --        11,124
 CRO                                                                    2,559         3,726         8,166         9,901
 General and administrative                                             1,272           852         3,517         3,367
 Special charges                                                           --            --            --        13,882
                                                                     --------      --------      --------      --------
          Total operating expenses                                      7,357        19,592        24,512        49,661
                                                                     --------      --------      --------      --------
OPERATING LOSS                                                         (3,767)      (14,600)      (13,909)      (37,032)
                                                                     --------      --------      --------      --------
OTHER INCOME (EXPENSE):
 Equity in income (losses) of:
  Research and development partnerships                                (1,031)       (1,964)       (3,390)       (3,851)
  Contract research affiliate                                            (150)           --           (71)       (3,310)
 Interest income, net                                                     486           375         1,503           915
 Minority interest in loss of consolidated subsidiary                      --            (7)           --            (7)
                                                                     --------      --------      --------      --------
NET LOSS                                                             $ (4,462)     $(16,196)     $(15,867)     $(43,285)
                                                                     ========      ========      ========      ========
BASIC AND DILUTED NET LOSS PER SHARE                                 $   (.35)     $  (1.00)     $  (1.28)     $  (3.10)
                                                                     ========      ========      ========      ========
WEIGHTED AVERAGE SHARES USED IN
 COMPUTING BASIC AND DILUTED LOSS PER
 SHARE OF COMMON STOCK                                                 12,640        16,207        12,423        13,967
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

                               ILEX ONCOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                                 ----------------------
                                                                                                   1998          1999
                                                                                                 --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                     $(15,867)     $(43,285)
    Adjustments to reconcile net loss to net cash used in operating activities-
       Depreciation and amortization                                                                1,480         1,744
       Special charges                                                                                 --        13,882
       In-process R&D write-off                                                                        --        11,125
       Net activity of research and development partnerships and contract research affiliate       (1,564)        1,398
       Minority Interest                                                                               --             7
       Deferred Compensation                                                                           --           105
       Valuation of warrants issued in payment as licensing fees                                    3,143            --
       Change in assets and liabilities-
         (Increase) decrease in assets-
            Accounts receivable, net                                                                 (814)         (984)
            Prepaid expenses and other                                                               (432)          (14)
            Other noncurrent asset                                                                     --            75
         Increase (decrease) in liabilities-
            Accounts payable                                                                          121           632
            Accrued liabilities                                                                       667          (324)
            Advance billings                                                                          (98)          179
            Other long-term liabilities                                                               (24)          (27)
                                                                                                 --------      --------
     Net cash used in operating activities                                                        (13,388)      (15,487)
                                                                                                 --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net activity of marketable securities transactions                                               (3,630)       (1,018)
  Advances to research and development partnership                                                   (519)       (1,000)
  Purchase of property and equipment                                                               (2,009)         (940)
  Acquisitions, net of cash acquired                                                                   --          (328)
                                                                                                 --------      --------
     Net cash used in investing activities                                                         (6,158)       (3,286)
                                                                                                 --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock for cash, net of issuance cost                                             268        23,014
  Payment of note payable assumed in acquisition                                                       --        (1,000)
  Proceeds from sale of subsidiary's preferred stock                                                   --         5,000
  Collections of receivables on sale of common stock                                                    6            46
                                                                                                 --------      --------
      Net cash provided by financing activities                                                       274        27,060
                                                                                                 --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                           --            12

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (19,272)        8,299

CASH AND CASH EQUIVALENTS, beginning of period                                                     22,655         6,581
                                                                                                 --------      --------
CASH AND CASH EQUIVALENTS, end of period                                                         $  3,383      $ 14,880
                                                                                                 ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for-
      Interest                                                                                         --            --
      Income taxes                                                                                     --            --


The accompanying notes are an integral part of these consolidated financial statements.

                               ILEX ONCOLOGY, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In Thousands)

                                                      Three Months               Nine Months
                                                         Ended                       Ended
                                                      September 30,              September 30,
                                                 ----------------------     -----------------------
                                                   1998          1999          1998          1999
                                                 --------      --------      --------      --------
 Net loss                                        $ (4,462)     $(16,196)     $(15,867)     $(43,285)
 Other comprehensive income:
    Foreign currency translation adjustments           --            12            --            12
                                                 --------      --------      --------      --------
Comprehensive loss                               $ (4,462)     $(16,184)     $(15,867)     $(43,273)
                                                 ========      ========      ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                               ILEX ONCOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1999

                (Amounts in Thousands, Except Share Information,
                Per Share Information or As Otherwise Indicated)



1.  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

The accompanying interim consolidated financial statements presented herein include the accounts of ILEX Oncology, Inc. and its subsidiaries ("the Company"). All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, all adjustments which are necessary for a fair presentation of financial position and results of operations have been made. It is recommended that these interim consolidated financial statements are read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.  ACQUISITION OF CONVERGENCE:

On July 16, 1999, the Company acquired Convergence Pharmaceutical, Inc., ("Convergence") of Boston, MA, a privately held research-based pharmaceutical company with an emerging portfolio of angiogenesis and DNA repair inhibitors. Under the terms of the purchase agreement, ILEX acquired Convergence in exchange for 1 million shares of the Company's common stock, and an additional earn-out of up to 1 million shares to be issued to Convergence's founders if certain development milestones are met. The Company also assumed $1.0 million in Convergence debt as part of the purchase. Subsequent to the purchase of Convergence by the Company, the note was called and the Company paid the principal sum of this note together with the accrued interest.

Concurrent with the acquisition, the Company entered into four consulting agreements with the founders of Convergence. The agreements specify compensation levels and grant the four founders of Convergence the option to purchase a total of 100,000 shares of the Company's common stock at an exercise price of $9.94. The options vest at the rate of 25 percent per year beginning in July 2000. The fair value of the options is recorded as deferred compensation as a separate component of stockholders' equity and adjusted to current market value on a quarterly basis. Deferred compensation is being amortized to expense over the vesting period of the options. At September 30, 1999, using an option-pricing model, the fair value of the options was calculated as approximately $1.0 million. Amortization of deferred compensation at September 30, 1999, was approximately $105.

In connection with the acquisition of Convergence, the Company acquired certain intangible assets including intellectual property in the area of angiogenesis inhibitors. In connection with the purchase price allocation, $11.1 million was expensed as a charge for the purchase of in-process research and development.

In performing this allocation, the Company considered, among other factors, Convergence's research and development projects that were in process at the date of acquisition. With regard to the in-process research and development projects, the Company considered factors such as the stage of development of the technology at the time of acquisition, the importance of each project to the overall development plan, alternative future use of the technology and the projected incremental cash flows from the projects when completed and any associated risks. Due to their specialized nature, the in-process research and development projects had no alternative future use, either for re-deployment elsewhere in the business or in liquidation, in the event the projects failed.

The Income Approach was the primary technique utilized in valuing the purchased research and development projects. The value assigned to these projects was limited because technological feasibility had not been established, including development, testing and regulatory activities associated with the introduction of projected product launches. The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The appraisal also considered the fact that the existing know-how diminishes in value over time as new technologies are developed and changes in market conditions render current products and methodologies obsolete. The assumptions underlying the cash flow projections used were derived primarily from investment banking reports, historical results, company records and discussions with management.

Revenue estimates for each in-process project were developed by management based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors. Due to the technological and economic risks associated with the developmental projects, a discount rate of 100 percent was used to discount cash flows from the in-process products. The Company believes that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate revenue, development costs or profitability, or the events associated with such projects will transpire as estimated. For these reasons, actual results may vary from projected results. The most significant and uncertain assumptions relating to the in-process projects relate to the projected timing of completion and revenues attributable to each project.

3.  SPECIAL CHARGES:

         The Company recorded special charges totaling $13.9 million in the second quarter of 1999. As discussed below, these charges include the recognition of $12.3 million of costs associated with the termination of the Company's agreements with PRN Research, Inc. (PRN) and $1.6 million of charges related to other items.

         In July 1997, the Company entered into an assignment agreement and a services agreement with PRN under which the Company and PRN agreed to jointly market their clinical trial service capabilities. In accordance with these agreements, the Company issued 312,188 and 314,600 common shares to PRN in July 1997 and 1998, respectively. The value of the shares issued was recorded as an intangible asset and was being amortized over the term of the agreements. The Company also agreed to issue up to an additional 629,200 shares to PRN over a two-year period if PRN remained in compliance with various provisions of the agreements. Additionally, 1,255,988 common shares could have been issued over a four-year period if certain milestones were achieved. Effective June 30, 1999, the Company and PRN terminated the agreements and the Company recorded a $12.3 million special charge associated with the value of the remaining 629,200 shares issued and the write-off, in accordance with Financial Accounting Standard 121, of the net intangible asset associated with the PRN agreements. The Company has no further obligation with respect to the assignment agreement or with respect to the contingent shares under the services agreement.

         The remaining $1.6 million in special charges is composed of a $750 accrual for a debt guarantee of an unaffiliated site management organization which management believes to be uncollectable, a $350 write-down of computer equipment and an approximate $500 write-off of an operating lease commitment for manufacturing equipment which management has determined will not be utilized.

4.  MINORITY INTEREST:

         On September 23, 1999, ILEX Oncology Services, Inc., a wholly-owned subsidiary of the Company, issued 290,867 shares of Series A Convertible Preferred Stock for $5 million to Impath, Inc. The preferred stock is convertible to the Company's common stock based upon a computation set forth in the certificate of designation for the preferred stock. The preferred stock is entitled to liquidation preferences over the Company's common stock. The preferred stock is eligible for dividends at an annual rate of $1.031 per share. Dividends accrue to the preferred stockholders semiannually. Beginning in September 2000, the dividends will be paid to the stockholders annually in arrears when and as declared by ILEX Oncology Services' board of directors.

At September 30, 1999, the convertible preferred stock is reflected as minority interest on the Company's consolidated balance sheet. The corresponding dividends are reflected as minority interest in loss of subsidiary on the Company's consolidated statements of operations.

5.  STATEMENTS OF CASH FLOWS:

Noncash financing and investing activities for the nine months ended September 30, 1998 and 1999, include the following:

                                          1998       1999
                                         ------     ------
 Issuance of common stock to PRN         $3,107     $6,292
 Issuance of common stock
        for acquisition                      --      9,938
Assets acquired in acquisitions              --        774
Liabilities acquired in acquisitions         --      2,199
Settlement of accounts payable
        through acquisition                  --        566

6.   LOSS PER SHARE:

Diluted net loss per share is equal to basic net loss per share as the effect of all common stock equivalents is antidilutive.

7.   FOREIGN CURRENCY TRANSLATION:

ILEX Services, Limited is a wholly-owned subsidiary of ILEX Oncology Services, Inc. based in the United Kingdom. The financial statements of ILEX Services, Limited were prepared in British pounds and translated to U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of operations. Translation adjustments are reflected as a separate component of stockholders' equity and, accordingly, have no effect on the net loss of the Company.

8.   STOCKHOLDERS' EQUITY:

On July 16, 1999, the Company completed a $20 million private placement of 2,389,200 shares of common stock. The shares were sold at a 15% discount from the average 30-day trading price prior to closing.

9.   INVESTMENTS IN AND ADVANCES TO RESEARCH AND DEVELOPMENT PARTNERSHIPS:

In May 1997, the Company entered into an agreement with LeukoSite, Inc. ("LeukoSite"), for an equally owned joint venture, L&I Partners, L.P. ("L&I"), for research collaboration endeavors. The following is summarized information for L&I as of and for the three and nine months ended September 30, 1999 (unaudited):

                     Summarized Income Statement Information

                                      Three Months         Nine Months
                                          Ended               Ended
                                   September 30, 1999   September 30, 1999
                                   ------------------   ------------------
Revenue                                  $ 1,069             $ 1,069
Research and development expenses         (4,984)             (8,802)
Other income (expense)                       (13)                 (8)
                                         -------             -------
Net loss                                 $(3,928)            $(7,741)
                                         =======             =======


                      Summarized Balance Sheet Information

                                   September 30, 1999
                                   ------------------
Assets                                   $ 3,710
Liabilities                               10,125
Partners' equity (deficit)                (6,415)

10.  SEGMENT INFORMATION:

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

The Company has reclassified certain 1998 segment income statement amounts between its two operating segments and general and administrative costs for purposes of comparability with current year presentation. The effect of these reclassifications on the three and nine months ended September 30, 1998 is to increase research & development costs by $475 and $425, respectively, increase the cost of contract research services by $137 and $1,130, respectively, and to reduce corporate general & administrative costs by $613 and $1,554, respectively.

The accounting policies of the segments are the same as those of the Company. The Company evaluates performance based on the profit or loss from operations before income taxes.

                          Selected Segment Information
                                   (unaudited)

                                                For the three months ended             For the three months ended
                                                    September 30, 1998                     September 30, 1999
                                             ----------------------------------     ---------------------------------
                                             Services     Products      Total       Services    Products      Total
                                             --------     --------     --------     --------    --------     --------
Revenue from external customers              $  2,190     $  1,400     $  3,590     $  3,914    $  1,078     $  4,992
Intersegment revenues                           1,971            0        1,971        2,509           0        2,509
                                             --------     --------     --------     --------    --------     --------
Total revenues                                  4,161        1,400        5,561        6,423       1,078        7,501
Direct costs                                    4,172        3,884        8,056        4,997       5,128       10,125
In Process R&D write-off                            0            0            0            0      11,124       11,124
                                             --------     --------     --------     --------    --------     --------
Segment operating income (loss)                   (11)      (2,484)      (2,495)       1,426     (15,174)     (13,748)
Equity in income (losses) in research and
  development partnerships and contract
  research affiliate                             (150)      (1,031)      (1,181)           0      (1,964)      (1,964)
                                             --------     --------     --------     --------    --------     --------
Segment net income (loss)                    $   (161)    $ (3,515)    $ (3,676)    $  1,426    $(17,138)    $(15,712)
                                             ========     ========     ========     ========    ========     ========

                                                For the nine months ended              For the nine months ended
                                                    September 30, 1998                     September 30, 1999
                                             ----------------------------------     ---------------------------------
                                             Services     Products      Total       Services    Products      Total
                                             --------     --------     --------     --------    --------     --------
Revenue from external customers              $  7,113     $  3,490     $ 10,603     $  9,482    $  3,147     $ 12,629
Intersegment revenues                           5,483            0        5,483        8,192           0        8,192
                                             --------     --------     --------     --------    --------     --------
Total revenues                                 12,596        3,490       16,086       17,674       3,147       20,821
Direct costs                                   12,645       13,833       26,478       15,193      14,287       29,480
In Process R&D write-off                            0            0            0            0      11,124       11,124
Special charges                                     0            0            0       12,847           8       12,855
                                             --------     --------     --------     --------    --------     --------
Segment operating income (loss)                   (49)     (10,343)     (10,392)     (10,366)    (22,272)     (32,638)
Equity in income (losses) in research and
  development partnerships and contract
  research affiliate                              (71)      (3,390)      (3,461)      (3,310)     (3,851)      (7,161)
                                             --------     --------     --------     --------    --------     --------
Segment net income (loss)                    $   (120)    $(13,733)    $(13,853)    $(13,676)   $(26,123)    $(39,799)
                                             ========     ========     ========     ========    ========     ========

                      Reconciliation of Segment Information
                             To Consolidated Totals

                                                                     Three months ended              Nine months ended
                                                                        September 30                    September 30
                                                                 --------------------------      --------------------------
                                                                    1998            1999            1998            1999
                                                                 ----------      ----------      ----------      ----------
RESEARCH and DEVELOPMENT COSTS:
  Reportable products segment direct costs                       $    3,884      $    5,128      $   13,833      $   14,287
  Elimination of intersegment gross profit                             (358)         (1,238)         (1,004)         (2,900)
                                                                 ----------      ----------      ----------      ----------
Consolidated research and development costs                      $    3,526      $    3,890      $   12,829      $   11,387
                                                                 ==========      ==========      ==========      ==========
CRO COSTS:
  Reportable services segment direct costs                       $    4,172      $    4,997      $   12,645      $   15,193
  Elimination of intersegment expenses                               (1,613)         (1,271)         (4,479)         (5,292)
                                                                 ----------      ----------      ----------      ----------
Consolidated direct costs of research services                   $    2,559      $    3,726      $    8,166      $    9,901
                                                                 ==========      ==========      ==========      ==========
OPERATING LOSS:
  Reportable segment operating loss                              $   (2,495)     $  (13,748)     $  (10,392)     $  (32,638)
  Corporate special charges                                               0               0               0          (1,027)
  Corporate general and administrative expense                       (1,272)           (852)         (3,517)         (3,367)
                                                                 ----------      ----------      ----------      ----------
Consolidated operating loss                                      $   (3,767)     $  (14,600)     $  (13,909)     $  (37,032)
                                                                 ==========      ==========      ==========      ==========
NET LOSS:
  Reportable segment net loss                                    $   (3,676)     $  (15,712)     $  (13,853)     $  (39,799)
  Corporate special charges                                               0               0               0          (1,027)
  Corporate general and administrative expense                       (1,272)           (852)         (3,517)         (3,367)
  Minority interest in loss of consolidated subsidiary                    0              (7)              0              (7)
  Interest income                                                       486             375           1,503             915
                                                                 ----------      ----------      ----------      ----------
Consolidated net loss                                            $   (4,462)     $  (16,196)     $  (15,867)     $  (43,285)
                                                                 ==========      ==========      ==========      ==========

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS

         Certain statements contained in this Quarterly Report on Form 10-Q, including statements regarding the anticipated development officers, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical fact, are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those contained in the Company's Registration Statement on Form S-3 filed September 24, 1999, as amended (Registration No. 333-87721), the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and in other reports filed with the Securities and Exchange Commission. The Company does not intend to update these forward-looking statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We develop pharmaceuticals for treating and preventing cancer and provide contract research services to other companies developing anticancer drugs. We have a portfolio of seven anticancer products in clinical development and several preclinical stage products. We built this portfolio by in-licensing and acquiring product candidates developed by others and do not conduct early-stage drug discovery research ourselves. We recently completed a pivotal clinical trial in CLL (chronic lymphocytic lymphoma), for our most advanced product candidate, CAMPATH(R). We are developing CAMPATH(R) in a partnership with LeukoSite, Inc. called L&I Partners, L.P. The results of this trial should enable the partnership to complete by the end of 1999 the filing with the U.S. Food and Drug Administration (FDA) for marketing approval. The FDA has granted CAMPATH(R) fast-track status, requiring agency review to be completed within six months from acceptance of the filing. In August 1999, the partnership licensed worldwide marketing rights (except for Japan and East Asia) for CAMPATH(R) to Schering AG. In the future we plan to market or co-market our own products and become an oncology-focused specialty pharmaceutical company.

We operate through two reportable segments: ILEX Products, through which we develop our own portfolio of anticancer compounds, and ILEX Services, which is our full service Contract Research Organization (CRO). ILEX Services manages the preclinical research and clinical trials for our own product candidates as well as oncology products being developed by other companies. In addition to building our expertise in cancer drug development, our CRO business generates revenue, reduces our cost to perform our own research and development, and gives us access to product in-licensing opportunities.

We currently have no products available for sale. We have incurred losses since inception and had an accumulated deficit through September 30, 1999 of $74.6 million. Our losses have resulted primarily from product development activities, including in-licensing of products for which we pay fees, and related administrative expenses. We expect to continue to incur operating losses for the next several years. To date we have not generated any revenue from the sale of our drug candidates.

Our revenue for the foreseeable future will be limited to product development funding under our collaborative relationships, our CRO revenue, interest income, and other miscellaneous income. In addition, if marketing approval is received from the FDA with respect to our lead product candidate, CAMPATH(R), and CAMPATH(R) is successfully commercialized, we will receive a portion of the profits generated by its sale. The partnership may not obtain marketing approval of CAMPATH(R), successfully commercialize it or ever generate profits from its sale.

Most of the development of CAMPATH(R) has been conducted by us on behalf of L&I Partners. L&I Partners pays us for these services. We have historically accounted for these CAMPATH(R) development activities as follows:

o our operating revenue includes product development revenue we receive from L&I Partners;

o our research and development expenses include all of the development costs for CAMPATH(R), which are largely offset by L&I Partners' revenue we receive; and

o our actual share of CAMPATH(R) development costs is reported as equity in losses of research and development partnerships.

Our CRO business generates revenue by performing services for companies within the pharmaceutical and biotechnology industries. The terms of our contracts vary, ranging from several months to two years, and generally may be terminated upon notice of 60 to 90 days by our customers. We recognize revenue with respect to our services either on a percentage-of-completion or fee-for-service basis as work is performed. The CRO business performs all of the development services for ILEX Products; however, our consolidated CRO revenue does not include any amounts related to the services provided to ILEX Products.

In September 1999 we filed a registration statement with the Securities and Exchange Commission relating to a proposed underwritten public offering of 3,500,000 shares of common stock, of which 3,200,000 shares will be offered by the Company and approximately 300,000 shares will be offered by a selling stockholder. We will not receive any of the proceeds from the sale of shares by the selling stockholder. We will also grant the underwriters an option to purchase up to an additional 525,000 shares to cover over-allotments, if any. We intend to use the net proceeds from the offering for the expansion of its clinical trials and preclinical research, with a particular focus on its late-stage clinical product candidates and angiogenesis inhibitors; for potential acquisitions of complementary technologies, products or companies; and for general corporate purposes.

In September 1999 ILEX Services completed a $5.0 million sale of its preferred stock, which is initially convertible, subject to certain conditions, into 290,867 shares of our common stock.

In August 1999 L&I Partners L.P. entered into a distribution and development agreement with Schering AG. The agreement grants Schering AG exclusive worldwide marketing and distribution rights to CAMPATH(R) except Japan and East Asia, where L&I Partners L.P. has retained rights. CAMPATH(R) is a humanized monoclonal antibody in late-stage development. L&I Partners L.P. plan to submit the final segment of the Biologics License Application (BLA) for CAMPATH(R) with the FDA under a rolling submittal process by the end of this year. As of September 30 , 1999 L&I Partners L.P. had received $5 million in funding from Schering AG of which $2.5 million was paid in royalties.

In July 1999 we acquired Convergence Pharmaceuticals, Inc. and its portfolio of angiogenesis inhibitors in exchange for 1,000,000 shares of our common stock, and an additional earn-out of up to 1,000,000 shares of our common stock which will be issued to Convergence's founders if certain development milestones are met. As part of the earn-out, we may issue 500,000 shares by the end of 2000. We expensed approximately $11.1 million in the third quarter of 1999 as a non-cash in-process research and development cost for this acquisition.

On July 16, 1999, the Company completed a $20 million private placement of 2,389,200 shares of common stock. The shares were sold at a 15% discount from the average 30-day trading price prior to closing.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Operating Revenue. Total revenue increased 39% from $3.6 million in the third quarter of 1998 to $5.0 million in the third quarter of 1999. Product development and licensing revenue decreased from $1.4 million to $1.1 million. The decrease resulted from fluctuations in costs billed to L&I Partners L.P. CRO revenue increased 77% from $2.2 million to $3.9 million. The $1.7 million increase in CRO revenue reflected an increase in the number of our customers and an increase in the number, size and duration of our projects. We believe that this 77% rate of increase in CRO revenue over the corresponding three month period in 1998 may be substantially higher than the growth rates we expect to experience in future periods. This increase is due to reaching a higher revenue base, with growth in future periods expected to be more in line with current industry growth averages.

Research and Development. Product development costs increased 11% from $3.5 million in the third quarter of 1998 to $3.9 million in the third quarter of 1999. This increase of $0.4 million reflected the increased costs associated with late-stage development of CAMPATH(R) and the development of eflornithine.

In-Process R & D. In connection with the acquisition of Convergence, the Company acquired certain intangible assets including intellectual property in the area of angiogenesis inhibitors. In connection with the purchase price allocation, in the third quarter 1999, $11.1 million was expensed as a charge for the purchase of in-process research and development. This charge is described in greater detail in Note 2 of the Notes To The Consolidated Financial Statements.

General and Administrative. General and administrative costs decreased 31% from $1.3 million in the third quarter of 1998 to $.9 million in the third quarter of 1999. This decrease of $0.4 million was primarily attributable to a reduction in staff in the second quarter 1999.

CRO. CRO costs increased 42% from $2.6 million in the third quarter of 1998 to $3.7 million in the third quarter of 1999. This increase of $1.1 million was primarily attributable to increased staffing expense related to CRO revenue growth, and facility and equipment expansion.

Equity in Losses of Research and Development Partnerships and Contract Research Affiliate. Equity in losses of research and development partnerships increased 100% from $1.0 million in the third quarter of 1998 to $2.0 million in the third quarter of 1999. This increase of $1.0 million was due to increased development costs for CAMPATH(R) and payment of royalties.

Equity in losses of contract research affiliate decreased from $0.2 in losses during the third quarter of 1998 to zero during the third quarter of 1999. The decrease is due to our second quarter 1999 write-off of our remaining investment in PFK.

Net Interest Income. Net interest income decreased 20% from $0.5 million in the third quarter of 1998 to $0.4 million in the third quarter of 1999. This decrease of $0.1 was primarily attributable to a gain on sale of securities in the prior year period.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Operating Revenue. Total revenue increased 19% from $10.6 million in the first nine months of 1998 to $12.6 million in the first nine months of 1999. Product development and licensing revenue decreased 11%, from $3.5 million to $3.1 million. The decrease resulted from fluctuations in costs billed to L&I Partners L.P. CRO revenue increased 34% from $7.1 million to $9.5 million. The $2.4 million increase in CRO revenue reflected an increase in the number of our customers and an increase in the number, size and duration of our projects.

Research and Development. Product development costs decreased 11% from $12.8 million in the first nine months of 1998 to $11.4 million in the first nine months of 1999. This decrease of $1.4 million reflected a one-time cost of $3.3 million incurred in March 1998 for the in-licensing of THP-Dox, offset primarily by increased costs in 1999 associated with late-stage development of CAMPATH(R) and the development of eflornithine.

In-Process R & D. In connection with the acquisition of Convergence, the Company acquired certain intangible assets including intellectual property in the area of angiogenesis inhibitors. In connection with the purchase price allocation, in the third quarter 1999, $11.1 million was expensed as a charge for the purchase of in-process research and development. This charge is described in greater detail in Note 2 of the Notes To The Consolidated Financial Statements.

General and Administrative. General and administrative costs remained essentially flat, decreasing 3% from $3.5 million in the first nine months of 1998 to $3.4 million in the first nine months of 1999.

CRO. CRO costs increased 21% from $8.2 million in the first nine months of 1998 to $9.9 million in the first nine months of 1999. This increase of $1.7 million was primarily attributable to increased staffing expenses related to CRO revenue growth and facility and equipment expansion.

Special Charges. We incurred special charges of $13.9 million in the second quarter of 1999. These charges include $12.3 million in costs associated with the termination of our agreement with PRN Research, Inc., or PRN. In July 1997, we entered into a service agreement with PRN to jointly market our ability to conduct clinical trials. As part of our arrangement, we issued to PRN 626,788 shares of our common stock in 1997 and 1998. The value of these shares was recorded as an intangible asset to be amortized over the term of the relevant agreement. Effective June 30, 1999, ILEX and PRN terminated the agreement and we issued to PRN the remaining 629,200 shares of our common stock issuable under this agreement. We recorded a $12.3 million special charge associated with the value of such common stock and the write-off, in accordance with Financial Accounting Standard 121, of the net intangible asset associated with our arrangement with PRN. We have no further obligation to PRN with respect to this arrangement.

The remaining $1.6 million in special charges consisted of:

o a $0.8 million accrual for a debt guarantee of an unaffiliated site management organization which we believe is uncollectible;

o    a $0.4 million write-down of computer equipment; and

o a $0.4 million write-off of an operating lease commitment for manufacturing equipment which we have determined will no longer be utilized.

Equity in Losses of Research and Development Partnerships and Contract Research Affiliate. Equity in losses of research and development partnerships increased 15% from $3.4 million in the first nine months of 1998 to $3.9 million in the first nine months of 1999. This increase of $0.5 million was due to increased development costs for CAMPATH(R) and payment of royalties.

Equity in losses of contract research affiliate increased from $71,000 in losses during the first nine months of 1998 to $3.3 million in losses during the first nine months of 1999. These increased losses resulted from our obligation under our debt guarantee to PFK (our former European contract research affiliate), a write-off of our remaining investment in PFK, and our share of its operating losses.

Net Interest Income. Net interest income decreased 40% from $1.5 million in the first nine months of 1998 to $0.9 million in the first nine months of 1999. This decrease of $0.6 million was attributable to lower aggregate average balances of cash, cash equivalents and investments in marketable securities during the first nine months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

We historically have financed our operations primarily from the sale of our capital stock and receipt of product development and licensing fee revenue and CRO revenue. The majority of our expenditures have been for product development activities, including associated general and administrative expenses and losses incurred by our research and development partnerships and our contract research affiliate. We expect product development expenses to increase for the next several years as our development programs progress. In addition, general and administrative expenses necessary to support these expanded programs are also expected to increase over the next several years.

At September 30, 1999, we had cash, cash equivalents and investments in marketable securities of $35.3 million and working capital of $32.2 million. Cash, cash equivalents and investments in marketable securities increased in July 1999 as a result of a $20.0 million private placement of our common stock. Also in July 1999 we repaid debt of $1.0 million in connection with our acquisition of Convergence. In addition, in September 1999 we received $5.0 million from the sale of preferred stock of our subsidiary, ILEX Services, to IMPATH Inc.

Our cash requirements are expected to continue to increase each year as we expand our activities and operations. It is possible we will never be able to generate significant product revenue or achieve or sustain profitability. We expect our current funds will be adequate to cover all of our obligations for at least two years.

Until our business can generate sufficient levels of cash from product sales, we expect to continue to finance our operations through: (a) existing cash, (b) revenue from collaborative relationships, (c) CRO revenue, and (d) proceeds from the sale of equity securities.

We plan to continue our policy of investing available funds in government securities and investment-grade, interest-bearing securities, primarily with maturities of one year or less. We do not invest in derivative financial instruments, as defined by Statement of Financial Accounting Standards No. 119.

At December 31, 1998, we had federal income tax net operating loss (NOL) and research credit carryforwards of $27.9 million and $0.7 million, respectively, which expire at various times during the period from 2010 through 2018. When an ownership change (as defined under the Internal Revenue Code) occurs, the tax law places an annual limitation on the subsequent carryforwards. We believe that common stock issued in July 1999 caused an ownership change. Accordingly, only approximately $6.4 million of our carryforwards are available in any single year during the carryforward period from 2000 through 2018.

YEAR 2000 READINESS

The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the application year of business transactions. We have assessed our computer systems to identify the systems that could be affected by the Year 2000, and we have determined that no material changes are required for our computer systems to be Year 2000 compliant. Accordingly, we believe that, based upon currently available information, we will not incur any material costs associated with becoming Year 2000 compliant. We are in the process of confirming the Year 2000 readiness of our material customers, service providers, key licensees and material vendors. Failure by us, our software providers, material customers, service providers, key licensees or material vendors to adequately address the Year 2000 issue could result in misstatement of reported financial information or scientific data or otherwise materially harm our business and financial condition.

The above Year 2000 disclosure constitutes a "Year 2000 Readiness Disclosure" as defined in the "Year 2000 Information and Readiness Disclosure Act" which was signed into law on October 19, 1998. Such act provides added protection from liability for certain public and private statements concerning a company's Year 2000 readiness.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to some market risk through interest rates related to our investment of our current cash, cash equivalents and marketable securities. These funds are generally invested in highly liquid treasury bills and money market accounts with short-term maturities. As these instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. We do not consider this risk to be material. We manage this risk by continuing to evaluate the best investment rates available for short-term investment-grade securities. We have not used derivative financial instruments in our investment portfolio.

Our European operations are denominated in local currency, and we have unhedged transaction exposures in these currencies. We have not entered into any forward foreign exchange contracts for speculative, trading or other purposes.


                           PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS: NOT APPLICABLE

         ITEM 2.  CHANGES IN SECURITIES

                  (a) Not applicable

                  (b) Not applicable

                  (c) Pursuant to a Stock Purchase Agreement dated July 16, 1999, the Company issued an aggregate of 2,389,201 shares of its Common Stock (the "Shares") to certain investors (the "Investors") for an aggregate of $20,000,000. The Shares were not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The Company relied on certain representations and warranties of each of the Investors, including, among other things, each of the Investors' ability to evaluate the merits and risks of an investment in the Shares, each of the Investors' status as an "accredited investor" (as that term is defined in Rule 501(a) of Regulation D) and that the Shares were acquired solely for each of the Investors' own account for investment and not with a view to distribution.

                           On September 23, 1999, ILEX Oncology Services, Inc.,
                  a wholly-owned subsidiary of the Company, issued 290,867 shares of its Series A Convertible Preferred Stock (the "Services Shares") for $5 million to IMPATH Inc. ("IMPATH"). Subject to the occurrence of certain events, the Services Shares are convertible into either 290,867 shares of Common Stock of the Company or 290,867 shares of common stock of ILEX Oncology Services, Inc. The Services Shares were not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The Company relied on certain representations and warranties of IMPATH, including, among other things, IMPATH's ability to evaluate the merits and risks of an investment in the Service Shares, IMPATH's status as an "accredited investor" (as that term is defined in Rule 501(a) of Regulation D) and that the Services Shares were acquired solely for IMPATH's own account for investment and not with a view to distribution.

                  (d) Not applicable

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES: NOT APPLICABLE

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: NOT APPLICABLE

         ITEM 5.  OTHER INFORMATION: NOT APPLICABLE

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibit 2.1    Plan of Merger and Acquisition Agreement
                              dated July 16, 1999, by and among ILEX Oncology, Inc., Convergence Pharmaceuticals, Inc., Vikas Sukhatme, Raghuram Kalluri, Ralph Weichselbaum, Donald Kufe, Glenn C. Rice Tsuneya Ohno (Incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed July 30, 1999)

                      Exhibit 10.1   Employment Agreement dated July 16, 1999,
                              by and between ILEX Products, Inc. and Glenn C. Rice (Incorporated herein by reference to Exhibit
                              10.1 of the Company's Current Report in Form 8-K filed July 30, 1999)

                      Exhibit 10.2   Registration Rights Agreement dated July
                              16, 1999 among ILEX Oncology, Inc., Vikas
                              Sukhatme, Raghuram Kalluri, Ralph Weichselbaum, Donald Kufe, Glenn C. Rice, Tsuneya Ohno, Stephan Dolezalek, Beth Israel Deaconess Medical Center and Arch Development Corporation (Incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed July 30, 1999)

                      Exhibit 10.3** Distribution and Development Agreement
                              between L&I Partners, L.P. and Schering AG dated August 24, 1999 (Incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K/A filed September 21, 1999)

                      Exhibit 11.1*: Computation of Net Loss Per Share

                      Exhibit 27.1*: Financial Data Schedule

                  (b) Reports on Form 8-K

                      Form 8-K dated July 30, 1999 with described the Company's acquisition of Convergence Pharmaceuticals, Inc.

                      Form 8-K/A dated September 21, 1999 which provided the financial statements, proforma financial information and exhibits pertaining to the previously announced acquisition of Convergence Pharmaceuticals, Inc., and which related to the agreement between L&I Partners, L.P. and Schering AG.

---------

*    Filed herewith.

** Confidential treatment has been requested with respect to certain portions of this document. Such portions have been omitted and have been filed separately with the Commission.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ILEX ONCOLOGY, INC.
                                  (Registrant)



Dated: November 15, 1999           By: /s/ Richard L. Love
       -----------------               -----------------------------------------
                                           Richard L. Love
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Dated: November 15, 1999           By: /s/ Michael T. Dwyer
       -----------------               -----------------------------------------
                                           Michael T. Dwyer
                                           Vice President and Chief Financial
                                              Officer
                                           (Principal Financial and Accounting
                                              Officer)

                                  EXHIBIT INDEX


EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
Exhibit 2.1         Plan of Merger and Acquisition Agreement dated July 16,
                    1999, by and among ILEX Oncology, Inc., Convergence
                    Pharmaceuticals, Inc., Vikas Sukhatme, Raghuram Kalluri,
                    Ralph Weichselbaum, Donald Kufe, Glenn C. Rice Tsuneya Ohno
                    (Incorporated herein by reference to Exhibit 2.1 of the
                    Company's Current Report on Form 8-K filed July 30, 1999)

Exhibit 10.1        Employment Agreement dated July 16, 1999, by and between
                    ILEX Products, Inc. and Glenn C. Rice (Incorporated herein by reference to Exhibit 10.1 of the Company's Current Report in Form 8-K filed July 30, 1999)

Exhibit 10.2        Registration Rights Agreement dated July 16, 1999 among ILEX
                    Oncology, Inc., Vikas Sukhatme, Raghuram Kalluri, Ralph
                    Weichselbaum, Donald Kufe, Glenn C. Rice, Tsuneya Ohno,
                    Stephan Dolezalek, Beth Israel Deaconess Medical Center and
                    Arch Development Corporation (Incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed July 30, 1999)

Exhibit 10.3**      Distribution and Development Agreement between L&I Partners,
                    L.P. and Schering AG dated August 24, 1999 (Incorporated herein by reference to Exhibit 99.1 of the Company's Current
                    Report on Form 8-K/A filed September 21, 1999)

Exhibit 11.1*:      Computation of Net Loss Per Share

Exhibit 27.1*:      Financial Data Schedule


-------
*    Filed herewith.
** Confidential treatment has been requested with respect to certain portions of this document. Such portions have been omitted and have been filed separately with the Commission.