Form 10-K405
period 1999-12-31
ILEX ONCOLOGY INC
filed 2000-03-20
CIK 1001915

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K
      (MARK ONE)
         X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999


                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________ to _________

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (210) 949-8200
                        --------------------------------

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
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO     .
                                             -----   -----

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY
AMENDMENT TO THIS FORM 10-K.    X .
                              -----

         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF MARCH 6, 2000 IS 21,793,682.


         THE AGGREGATE MARKET VALUE OF THE STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 6, 2000 WAS APPROXIMATELY $832 MILLION.

                       DOCUMENTS INCORPORATED BY REFERENCE
  PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE REGISTRANT'S
    2000 ANNUAL MEETING OF STOCKHOLDERS, TO BE FILED WITH THE SECURITIES AND
      EXCHANGE COMMISSION NOT LATER THAN APRIL 30, 2000 ARE INCORPORATED BY
                   REFERENCE INTO PART III OF THIS FORM 10-K.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

         This Annual Report on Form 10-K contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, relationships with pharmaceutical and biotechnology companies, the ability to develop safe and efficacious drugs, variability of royalty, license and other revenue, failure to satisfy performance obligations, ability to enter into future collaboration agreements, failure to achieve positive results in clinical trials, failure to complete current or secure new contracts with contract research services clients, uncertainty regarding the Company's patents and proprietary rights (including the risk that the Company may be forced to engage in costly litigation to protect such patent rights and the material adverse consequences to the Company if there were unfavorable outcome of any such litigation), governmental regulation and supervision, technological change, changes in industry practices, one-time events and other factors described herein or in the Company's Registration Statement on Form S-3 (Registration File No. 333-32000) filed March 8, 2000, and the Company's annual, quarterly and other reports filed with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

                                     PART I.

ITEM 1.  BUSINESS

SUMMARY

         ILEX Oncology, Inc. (the "Company" or "ILEX") develops pharmaceuticals for treating and preventing cancer and provides contract research services to other companies developing anticancer drugs. We have a portfolio of seven anticancer products in clinical development and several preclinical stage products. We built this portfolio by in-licensing and acquiring product candidates developed by others and do not conduct discovery research ourselves. We recently completed a pivotal clinical trial in chronic lymphocytic leukemia ("CLL") for our most advanced product candidate, CAMPATH(R). We are developing CAMPATH(R) in partnership with LeukoSite, Inc., which was acquired by Millennium Pharmaceuticals, Inc. ("Millennium") in 1999. The results of this trial enabled the partnership to submit a Biologics License Application ("BLA") with the U.S. Food and Drug Administration, or FDA, in December 1999. The FDA has granted CAMPATH(R) fast-track status, requiring agency review of the BLA to be completed within six months of filing. We expect to file for marketing approval in the European Union in the second quarter of 2000. In August 1999, the partnership licensed worldwide marketing rights (except for Japan and East Asia) for CAMPATH(R) to Schering AG.

         We operate through two subsidiaries: ILEX Products, Inc., through which we develop our own portfolio of anticancer compounds, and ILEX Oncology Services, Inc., or ILEX Services, which is our full service contract research organization ("CRO"). ILEX Services manages the preclinical research and clinical trials for our own product candidates, as well as oncology products being developed by other companies. In addition to building our expertise in cancer drug development, our CRO business generates revenue, reduces our cost to perform our own research and development, and gives us access to product in-licensing opportunities.

         ILEX was formed by The Cancer Therapy and Research Foundation of South Texas ("CTRC") in December 1993 for the purpose of conducting certain advanced drug development programs and pursuing commercial opportunities which were not within the scope of CTRC's tax-exempt purpose. The Company's common stock began trading publicly on February 20, 1997.

         The Company was incorporated in Delaware in December 1993. The Company's principal offices are located at 11550 IH-10 West, Suite 100, San Antonio, Texas 78230.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

RECENT EQUITY FINANCINGS

o In March 2000, the Company entered into definitive agreements to sell 3.0 million newly issued shares of its common stock at $45.00 per share to selected institutional and other accredited investors. Gross proceeds to the Company are expected to be approximately $135 million. Net proceeds to the Company are expected to be approximately $127 million. The transaction is expected to close during the first quarter of 2000.

o In November 1999, the Company completed an underwritten public offering of its common stock pursuant to which 4.2 million newly issued shares at $14.00 per share were sold by the Company. The number of shares sold by the Company includes the underwriters' exercise of their overallotment option. Proceeds, net of offering costs, to the Company from this offering were approximately $54.5 million.

o    In July 1999, the Company completed a private placement of approximately
     2.4 million shares of its common stock at $8.37 per share. Proceeds, net of offering costs, to the Company from this private placement were approximately $20.0 million.

        ILEX intends to use the proceeds from these transactions to accelerate its clinical trials and preclinical research, with a particular focus on its late-stage clinical product candidates and preclinical angiogenesis inhibitors, as well as potential acquisitions of complementary technologies, products, companies and general corporate purposes.

OTHER SIGNIFICANT EVENTS IN 1999

o Through its acquisition of Convergence Pharmaceuticals, Inc. in July 1999, a privately held research-based pharmaceutical company in Boston, ILEX added a portfolio of potential angiogenesis and DNA repair inhibitors. ILEX continues the preclinical development of these compounds in preparation for filing Investigational New Drug applications and initiating clinical trials with these agents.

o The Company, in collaboration with the National Cancer Institute ("NCI") and the University of Wisconsin, is continuing enrollment into a pivotal Phase III trial of eflornithine (DFMO) to determine its efficacy in preventing the recurrence of superficial bladder cancer.

o Through its joint development agreement with Symphar SA of Geneva, Switzerland, ILEX is conducting two Phase I trials of APOMINE(TM) (SR-45023A) and preparing the development plan for Phase II trials. APOMINE is an orally active compound that appears to selectively target cancer cells and induces their death through apoptosis.

o ILEX is conducting four Phase II trials of ILX-295501, a diarysulfonylurea, in non-small cell lung cancer, renal cancer, melanoma, and ovarian cancer. ILX-295501, licensed by ILEX from Eli Lilly, has demonstrated anti-tumor activity in a broad spectrum of human tumors.

o ILEX has initiated a pivotal Phase II trial of OXYPRIM(TM) (oxypurinol) in patients with symptomatic hyperuricemia who are intolerant to allopurinol. OXYPRIM has been designated as an orphan drug for this indication.

o The Company has initiated patient accrual to two Phase I trials of ILX23-7553, a Vitamin D3 analog. A third Phase I trial will be initiated in the first half of 2000. Each trial is evaluating a different dosing of this compound to identify the optimal administration schedule.

ILEX PRODUCTS

We have seven drugs (CAMPATH(R), eflornithine, OXYPRIM(TM), ILX-295501, APOMINE(TM), Aminopterin, ILX23-7553) in clinical development and several product candidates in late preclinical research. All of our product rights were either acquired or in-licensed. We follow a disciplined approach to product acquisition and development:

o we only in-license product candidates that have shown strong preclinical or human efficacy results;
o we only develop drugs that are patent protected, have patents pending or can qualify for orphan drug designation from the FDA;

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

o    we do not perform discovery research;
o we advance compounds into Phase II trials only if we see promising efficacy results in Phase I trials; and
o we seek partners when considered appropriate to share the cost and risk of developing and commercializing our products.

In addition to traditional chemotherapy drugs that kill cancer cells, we are developing chemoprevention agents, which are intended to be well-tolerated oral therapies aimed at preventing the occurrence, progression or recurrence of cancer. We believe the market potential for chemoprevention agents is increasing as more genetic and other diagnostic tests become available to identify people at risk of developing cancer. As long-term therapies, chemoprevention agents have the potential to address new markets substantially larger than most acute care cancer products. Although long-term studies are usually needed to prove that a drug can prevent cancer, our strategy is to seek approval based upon effectively treating a pre-cancerous condition or preventing the recurrence of cancer, thereby shortening the approval process.

ILEX SERVICES

We believe ILEX Services is the only full service provider of CRO services focused predominantly on oncology. We offer a full range of specialized preclinical research and clinical trial services, including chemistry and toxicology services, small-scale manufacturing, design of clinical protocols, organization and monitoring of clinical trials and preparation of regulatory submissions. Based on our expertise, we aim to reduce the time normally required to develop oncology products and increase the probability of obtaining regulatory approval. In addition, ILEX Services provides CRO services on a contract basis to ILEX Products and has been the source of three of the products we now have in clinical development.

Our CRO revenues grew to $13.5 million in 1999, from $9.7 million in 1998, and $5.9 million in 1997. Our CRO client list includes approximately 40 biotechnology and pharmaceutical companies, currently conducting approximately 150 preclinical studies and clinical trials with us. We signed $25 million of new CRO business contracts during 1999, and ended the year with a backlog totaling $20.5 million.

We work closely with prestigious cancer research institutions and groups that give us access to top oncology clinical expertise. Our Board of Directors includes Dr. Daniel Von Hoff, president of the American Association for Cancer Research, and Dr. Joseph Bailes, president of the American Society of Clinical Oncology. In addition, we have a strong relationship with CTRC Research Foundation (CTRC Research), our largest stockholder. CTRC Research has one of the largest oncology Phase I trial organizations in the United States (U.S.). We also have strong historical ties with US Oncology, Inc., the largest oncology physician practice management organization in the U.S., whose physicians see approximately 13% of the new cancer patients in the U.S. annually. Our strong relationships with these groups give us access to a significant number of patients for enrollment into clinical trials. We believe that our oncology focus combined with these relationships make us an attractive option for companies selecting a CRO to develop a cancer drug.

OUR MARKET

Cancer encompasses a large number of discrete diseases that afflict many different parts of the human body. The diversity of cancer diseases and their overall prevalence create a large need for new and improved treatments. Cancer is the second leading cause of death in the U.S. It is estimated that one in three Americans will be diagnosed with cancer. The worldwide oncology drug market was estimated at $16 billion in 1998, representing 15% growth from 1997. This market is not saturated, with novel treatments often enjoying premium pricing and rapid market acceptance.

Fundamentals of the oncology market that are particularly advantageous for us include:

o accelerated approval procedures adopted by the FDA to shorten the development process and review time for cancer drugs;
o in-licensing opportunities created by a trend among large pharmaceutical companies to concentrate on products with larger market potential than most anticancer drugs;
o favorable pricing and reimbursement for oncology drugs, with some novel agents commanding $6,000 to $15,000 per course of therapy; and
o a highly concentrated population of oncologists and hematologists which allows a small sales force to be effective.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

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

         There are approximately 475 investigational agents in clinical development for treating patients with cancer, more than at any time in history. Many of these agents are being developed for treatment of advanced disease. Due to the life-threatening nature of cancer, the FDA has adopted procedures for accelerating the approval of oncology agents, thereby reducing the amount of time required to bring such agents to market. Under these procedures, an oncology drug can be approved if it is shown to shrink tumors in Phase II studies and if the developing company commits to performing and completing Phase III trials after marketing approval.

         TREATMENT OF CANCER. The three most prevalent methods of treating patients with cancer are surgery, radiation therapy and chemotherapy. A cancer patient often receives a combination of two or all three of these treatment methods. Surgery and radiation therapy are particularly effective in patients in whom the disease has not yet spread to other tissues or organs. Chemotherapy is the principal treatment for tumors that have metastasized. The purpose of chemotherapy is to interfere with the molecular and cellular processes that control the development, growth and survival of malignant tumor cells. Chemotherapy involves the administration of drugs designed to kill cancer cells ("cytotoxic drugs") or the administration of hormone analogs to either reduce the production of, or block the action of, certain hormones, such as estrogens and androgens, which affect the growth of tumors. In many cases, chemotherapy consists of the administration of several different drugs in combination. Because chemotherapeutic agents generally attack rapidly dividing cells indiscriminately, damaging normal as well as cancerous cells, use of such agents often has adverse effects.

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

STRATEGY

         Our objective is to be a leading oncology biopharmaceutical company. We intend to market or co-market our own products in the future. Our strategy consists of the following elements:

Focus on the Expanding Cancer Market

         The worldwide oncology drug market was estimated at $16 billion in 1998, representing 15% growth from 1997. Despite the enormous effort undertaken by the pharmaceutical industry to develop oncology products, cancer remains the second leading cause of death in the U.S. and remains a largely unmet medical need. In the U.S., each year over 1.2 million new cancer cases are diagnosed and 565,000 patients die of cancer. Given the life-threatening nature of cancer, the FDA has adopted fast-track procedures, requiring agency review to be completed within six months, to accelerate approval of oncology agents. These factors combine to create a major opportunity for cancer drug development and for providing oncology CRO services.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


Use Our Expertise to Identify and In-License Compounds

         We use the expertise of our management and scientific team and Scientific Advisory Board, along with the relationships we have developed through our CRO business, to identify and in-license anticancer products. We focus on in-licensing compounds that have previously shown anti-tumor activity in preclinical or early clinical studies. We do not conduct extensive early-stage drug discovery. We believe that many of the approximately 475 cancer drugs in clinical development worldwide may become available for in-licensing or equity participation by ILEX or other market participants because:

o industry consolidation has caused pharmaceutical and biotechnology companies to prioritize research and development programs, resulting in numerous licensing opportunities;
o an anticancer compound's market potential can be underestimated if evaluated based on its initial indication; and
o large pharmaceutical companies sometimes consider the market potential of certain of these compounds to be too small.

Reduce Risk by Developing a Broad Portfolio of Products

         We are developing multiple products simultaneously, which reduces our exposure to the impact of any single product failure and increases our flexibility to eliminate programs we deem less promising. We believe our portfolio approach increases the likelihood that we will successfully develop pharmaceutical products.

Form Strategic Collaborations to Support Development and Commercialization of Our Product Candidates

         We often deem it advantageous to partner with pharmaceutical and biotechnology companies to obtain funding and marketing support for our development activities. These collaborations generally:

o enable us to develop a greater number of products than otherwise would be possible;
o lower the substantial financial investment that is required of us to develop our oncology drugs; and
o provide us with domestic and international marketing and sales expertise for our partnered products once approved.

Offer a Full Range of Oncology CRO Services

         We believe we are the largest full service provider of CRO services focused predominantly on oncology. The range of specialized preclinical research and clinical trial services we offer includes chemistry and toxicology services, small-scale manufacturing, design of clinical protocols, organization and monitoring of clinical trials and preparation of regulatory submissions. We believe that our oncology expertise accelerates the drug development process for our clients, increases the probability of obtaining regulatory approval and makes us an attractive option for a company seeking a CRO to develop a cancer drug.

Use Our CRO Business to Generate In-licensing Opportunities and Lower Our Own Development Costs

         We believe our CRO business is highly complementary to our ILEX Products business. In addition to building our cancer drug development expertise and generating revenue, our CRO business enhances our ability to:

o    monitor oncology drug development trends;

o    improve our overall drug development and regulatory filing capabilities;

o identify novel compounds to in-license or acquire (CAMPATH(R), APOMINE(TM)and ILX-295501 are examples of compounds in-licensed as a result of our CRO); and

o spread overhead and development costs that would otherwise have to be supported entirely out of our internal research and development budget.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


                          ILEX PRODUCTS IN DEVELOPMENT

         ILEX is developing compounds for treating patients with cancer and premalignant conditions. ILEX has incurred research and development costs of approximately $16.0 million, $16.1 million, and $6.7 million for 1999, 1998 and 1997, respectively. In addition to research and development costs incurred, a $3.8, $4.5 and $4.3 million loss was recognized as equity in losses of research and development partnerships for 1999, 1998 and 1997, respectively. In connection with the acquisition of Convergence in 1999, the Company acquired certain intangible assets and $11.1 million was expensed for the purchase of in-process research and development.

         The following table summarizes the drugs under development by the Company and is qualified in its entirety by the more detailed information following the table and elsewhere in this Annual Report on Form 10-K.


----------------------------------------------------------------------------------------------------------------
                                                                                                  MARKETING
       PRODUCT                          INDICATION(S)                DEVELOPMENT STATUS             RIGHTS
------------------------------ ------------------------------- ------------------------------ ------------------
CAMPATH(R)(1)                  Chronic lymphocytic             Filed BLA with FDA in             Schering AG
                               leukemia                        December 1999, and accepted
                                                               in February 2000;
                                                               Preparing  to file MAA with
                                                               EMEA in Europe in 2000
                               Non-Hodgkin's Lymphoma          Phase II
                               Organ Transplant Rejection      Phase II
                               Multiple Sclerosis              Phase II
------------------------------ ------------------------------- ------------------------------ ------------------
Eflornithine(2) (DFMO)         Superficial bladder cancer      Pivotal Phase III -            ILEX
                                                               continuing patient accrual
------------------------------ ------------------------------- ------------------------------ ------------------
OXYPRIM(TM)(oxypurinol)        Symptomatic Hyperuricemia in    Pivotal Phase II trial         ILEX
                               patients who are intolerant     initiated
                               to allopurinol
------------------------------ ------------------------------- ------------------------------ ------------------
ILX-295501(3)                  Non-small cell lung cancer,     Phase II                       ILEX\Eli Lilly
                               renal cancer, melanoma,
                               ovarian cancer
------------------------------ ------------------------------- ------------------------------ ------------------
Aminopterin                    Refractory Endometrial Cancer   Phase II                       ILEX
                               Acute Leukemia                  Phase II

------------------------------ ------------------------------- ------------------------------ ------------------
APOMINE(TM)(4)                 Solid tumors                    Two Phase I trials in          ILEX\Symphar
(SR-45023A)                                                    process. Planning underway
                                                               for Phase II and
                                                               registration trials.
------------------------------ ------------------------------- ------------------------------ ------------------
ILX23-7553                     Solid tumors                    Two Phase I trials have been   ILEX
                                                               initiated and a third will
                                                               begin in the first half of
                                                               2000
------------------------------ ------------------------------- ------------------------------ ------------------
Angiogenesis Inhibitors        Solid tumors                    Pre-clinical                   ILEX
(NM-3, Restin(TM), Canstatin(TM),
Tumstatin(TM), Arresten(TM),
Apomigren(TM), THP-Dox)
-----------------------------------------------------------------------------------------------------------------

(1) We have formed a joint venture with Millennium Pharmaceuticals, Inc. to develop CAMPATH(R). The joint venture has granted worldwide marketing rights, except for Japan and East Asia to Schering AG, and retained co-promotion rights in the U.S.
(2) The National Cancer Institute is co-sponsoring certain eflornithine clinical trials.
(3) We in-licensed this compound from Eli Lilly and Company. Eli Lilly can repurchase our rights to ILX-295501 after Phase II trials, with ILEX retaining a royalty interest.
(4)  APOMINE(TM) is being developed in collaboration with Symphar SA.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


ILEX'S PRODUCT PORTFOLIO

CAMPATH(R)

         Our most advanced product candidate, CAMPATH(R), is a humanized monoclonal antibody in development for treating patients with chronic lymphocytic leukemia (CLL) who are resistant to currently available drug therapies. CLL is the most common form of leukemia, with approximately 120,000 patients in the U.S. and Europe suffering from the disease. Based on pilot human studies, CAMPATH(R) may also have utility in treating patients with non-Hodgkin's lymphoma, multiple sclerosis and organ transplants. We are developing CAMPATH(R) in a 50/50 joint venture with Millennium, known as L&I Partners, L.P. (L&I). In August 1999, the partnership granted worldwide marketing rights (excluding Japan and East Asia) for CAMPATH(R) to Schering AG under an agreement that provides the partnership with up to $30 million of up-front and milestone payments and approximately 67% of net profits from sales.

         The BLA for CAMPATH(R) was submitted to the FDA on December 23, 1999. We expect to file for marketing approval in the European Union in the second quarter of 2000.

Eflornithine

         Our second most advanced product candidate is eflornithine, a chemoprevention agent. In April 1999 we initiated a pivotal Phase III trial of eflornithine for preventing the recurrence of superficial bladder cancer. This double-blind, placebo-controlled, 450-patient trial is being co-sponsored by the National Cancer Institute ("NCI"). More than 140,000 patients in the U.S. have recurrent superficial bladder cancer. With the NCI, we are also investigating eflornithine for use in various pre-malignant conditions. The compound is in a Phase III trial to prevent the recurrence of non-melanoma skin cancer, a Phase IIb trial in recurrent colon polyps, and Phase II trials in Barrett's esophagus. These conditions are precursors to skin, colon and esophageal cancer, respectively.

Other Clinical Candidates

Our other clinical stage products include:

o ILX-295501 --licensed from Eli Lilly and initiated Phase II trials in four cancers: ovarian, kidney, non-small cell lung and melanoma. Eli Lilly has the right to repurchase our rights following Phase II trials, with ILEX retaining a royalty interest;

o APOMINE(TM) (SR-45023A) -- two Phase I trials for solid tumors are currently underway; it is being developed in collaboration with Symphar SA, a Swiss biotechnology company; and

o ILX23-7553 --two Phase I trials in solid tumors are currently underway; a third Phase I trial is expected to initiate patient accrual in the first half of 2000. These studies are testing different doses to determine the optimal administration schedule.

o Aminopterin -- an anti-folate in the same family as methotrexate, a widely used anticancer drug. This family of cancer drugs kills cells by interfering with their ability to synthesize DNA. We are developing aminopterin in Phase II trials for metastatic endometrial cancer resistant to methotrexate and other drugs. In addition, a Phase II trial in acute lymphocytic leukemia is ongoing under a physician investigational new drug study. Based on the results of these trials, we will determine whether to proceed with additional trials. Aminopterin qualifies for orphan drug status, and a method-of-use patent application has been filed in the U.S.

o OXYPRIM(TM) (oxypurinol) --treatment of patients with symptomatic hyperuricemia who are intolerant to allopurinol. As the only commercially available xanthine oxidase inhibitor, allopurinol is typically the treatment of choice for these patients. However, approximately 3% to 5% of patients receiving allopurinol develop an intolerance to it. OXYPRIM(TM) is the active metabolite of allopurinol. We are developing OXYPRIM(TM) as an alternative to allopurinol for these patients. OXYPRIM(TM) has been available on a compassionate basis since the late 1960s.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


PRECLINICAL ANTI-ANGIOGENESIS CANDIDATES

         In July 1999, we acquired Convergence Pharmaceuticals, Inc. and its portfolio of angiogenesis inhibitor product candidates. Angiogenesis inhibitors help block the formation of new blood vessels that tumors require to grow larger or to recover from chemotherapy or radiation. Our angiogenesis inhibitor pipeline includes: NM-3, an oral, small molecule inhibitor of angiogenesis, and five protein collagen fragments (Arresten(TM), Apomigren(TM), Canstatin(TM), Restin(TM) and Tumstatin(TM)).

         We are also in preclinical development with THP-Dox, a peptide conjugated with doxorubicin that binds to a receptor on tumor blood vessels. Doxorubicin is a widely used generic chemotherapy agent. We intend to develop THP-Dox as a potential anti-angiogenic treatment for prostate, breast and lung cancers. We expect to bring at least two of these product candidates into human trials in 2000.

STRATEGIC ALLIANCES - ILEX PRODUCTS

         ILEX intends to develop and commercialize its own products by eventually forming its own sales, marketing, and distribution capabilities. However, in some instances the company will form corporate partnerships with larger pharmaceutical companies. In a typical partnership arrangement, a corporate partner may bear the substantial cost of clinical development, scale-up production, FDA approval and marketing.

         MILLENNIUM PHARMACEUTICALS, INC.

         In May 1997, ILEX formed a partnership with LeukoSite, which has since been acquired by Millennium, to develop the monoclonal antibody, CAMPATH(R). Pursuant to the formation of the partnership, LeukoSite sublicensed the rights to manufacture and market CAMPATH(R) to the joint venture in exchange for licensing fees, milestone payments and royalties. ILEX and Millennium own the partnership equally.

         SCHERING AG

         In August 1999, L&I and Schering AG entered into a distribution and development agreement that grants Schering AG exclusive worldwide marketing and distribution rights to CAMPATH(R), except Japan and East Asia, where ILEX and Millennium have retained rights.

         ELI LILLY AND COMPANY

         In January 1999, ILEX entered into a development agreement with Eli Lilly to develop ILX-295501. Under this agreement, Eli Lilly retains an option to buy rights to this compound back after the completion of the Phase II clinical trials, with ILEX retaining a royalty interest.

         SYMPHAR

         In 1998, ILEX entered into a development agreement with Symphar S.A., a Swiss company, for the development of APOMINE(TM)(SR-45023A). ILEX and Symphar S.A. share rights to this compound under this agreement.

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

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


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

ORPHAN DRUG STATUS

         Pursuant to the Orphan Drug Act of 1983 (the "Orphan Drug Act"), the FDA may designate a drug intended to treat a "rare disease or condition" as an "orphan drug." A "rare disease or condition" is one which affects less than 200,000 people in the United States, or which affects more than 200,000 people but for which the cost of development and distribution of the drug will not be recovered from sales of the drug in the United States. Upon approval of a New Drug Application ("NDA") for an orphan drug, such drug may be eligible for exclusive marketing rights in the United States for designated and approved indications for seven years. Orphan drugs may also be eligible for federal income tax credits for certain clinical trial expenses. CAMPATH(R) and OXYPRIM(TM) (oxypurinol) have been granted orphan drug status.

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

ILEX SERVICES

         We believe ILEX Services is currently the only full service provider of CRO services focused predominantly on oncology. We offer a full range of specialized preclinical research and clinical trial services, including chemistry and toxicology services, small-scale manufacturing, design of clinical protocols, organization and monitoring of clinical trials and preparation of regulatory submissions. We believe that our oncology expertise accelerates the drug development process for our clients, increases the probability of obtaining regulatory approval and makes us an attractive option for a company seeking a CRO to develop a cancer drug. In addition, ILEX Services provides CRO services on a contract basis to ILEX Products and has been the source of three of the products we now have in clinical development.

         We work closely with prestigious cancer research institutions and groups that give us access to top oncology clinical expertise. Our Board of Directors includes Dr. Daniel Von Hoff, president of the American

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


Association for Cancer Research, and Dr. Joseph Bailes, president of the American Society of Clinical Oncology. In addition, we have a strong relationship with CTRC Research, our largest stockholder. CTRC Research has one of the largest oncology Phase I trial organizations in the United States. We also have strong historical ties with US Oncology, Inc., the largest oncology physician practice management organization in the United States, whose physicians see approximately 13% of the new cancer patients in the United States annually. Our relationships with these groups give us access to a significant number of patients for enrollment into clinical trials. We believe that our oncology focus combined with these relationships make us an attractive option for companies selecting a CRO to develop a cancer drug. In addition, these relationships put us in a strong position to identify and license novel anticancer drugs for development.

         There are approximately 475 cancer drugs currently in clinical development worldwide. This number is higher than at any time in history. Companies developing oncology drugs face unique challenges related to conducting cancer trials, therefore increasing the need for CROs with oncology expertise. Because patients are increasingly being treated by physicians in community practice rather than at teaching institutions, the traditional clinical trial sites often cannot provide sufficient numbers of patients. With the FDA approving new oncology drugs more rapidly and the large number of oncology drugs currently in development, it is critical that clinical trial designs take into account competing clinical trials and changing treatment practices.

         Our CRO revenue grew to $13.5 million in 1999, from $9.7 million in 1998, and $5.9 million in 1997. Our client list includes approximately 40 biotechnology and pharmaceutical companies, currently conducting approximately 150 preclinical studies and clinical trials with us. ILEX has in the past derived, and may in the future derive, a significant portion of its CRO revenue from a relatively limited number of major projects or clients. Concentrations of business in the CRO industry are not uncommon, and the Company is likely to experience such concentration in future years. The Company intends to continue to expand its contract research business by focusing its marketing efforts on longer term, multi-phase drug development programs. For the years ended December 31, 1999, 1998, and 1997, our top five CRO customers accounted for 60%, 85%, and 83%, respectively, of our CRO revenue. The loss of business from a significant client could materially harm our business and financial condition.

         In June 1999, ILEX Services acquired certain assets and liabilities of the former PFK offices located in the United Kingdom through its wholly owned subsidiary, ILEX Services Limited. The acquisition provides ILEX Services with two locations from which European clinical trials will be managed and supported:
Edinburgh, Scotland and Guildford, England. Additionally, in March 2000, ILEX acquired the operations of British Biotech's Annapolis, Maryland office. The Annapolis facility provides contracted drug development services necessary to complete ongoing clinical development in North America.

Preclinical Services

         Chemistry and Manufacturing. Oncology drugs are complex, toxic molecules that can be difficult to synthesize and require special handling procedures. We manufacture bulk drug products for preclinical studies and clinical trials at our approximately 9,000 square foot current Good Manufacturing Processes ("cGMP") facility which was specifically designed to handle such toxic materials. In addition, we provide support activity for preclinical drug development including:

o formulation development;
o stability testing of drug candidates; and
o fill, finish and package on a small scale.

         Toxicology. We design and perform drug safety studies that satisfy regulatory requirements and support the intended clinical dosing regimens to be used in clinical trials. We conduct toxicology studies in a laboratory on the campus of The University of Texas Health Science Center at San Antonio (UTHSCSA).

         Clinical Services. Our experience in oncology adds value for our clients by accelerating the development process. We accomplish this by:

o offering strategic planning throughout the product development process;
o consulting on clinical trial design;
o accelerating patient accrual through our associations with leading cancer treatment institutions and providers and appropriate site selection;

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


o enhancing data collection by using experienced clinical research associates;
o providing experienced project leadership; and
o maintaining regular communication and a positive relationship with the FDA.

         We provide management of clinical trials. Our project teams have substantial oncology experience and can develop a strategic plan focused on eventual market approval. Service elements within clinical trials management include:

o protocol design;
o study site identification;
o investigator recruitment;
o clinical study budgeting and agreements;
o site initiation and training;
o site monitoring;
o independent response reviews;
o medical monitoring and serious adverse event reporting;
o regulatory affairs consulting services; and
o preparation of regulatory submissions.

         Because fewer than 3 to 5% of adult cancer patients in the U.S. participate in clinical trials, affiliations with sites are a key criterion to our success. We have access to leading sites and investigators through our relationships with CTRC and US Oncology, which each enroll large numbers of oncology patients into clinical trials. We also work to streamline many processes through continued experience with these organizations.

STRATEGIC ALLIANCES - ILEX SERVICES

         CTRC RESEARCH

          We began operations in 1994, after the transfer of drug development programs, intellectual property rights and commercial opportunities from CTRC Research. CTRC Research was formed as part of a program begun by Cancer Therapy and Research Center of South Texas, or CTRC, a regional cancer treatment and research center located in San Antonio, Texas. CTRC was founded in 1972 and today, in conjunction with the UTHSCSA, is an NCI-designated Comprehensive Cancer Center, one of two in the state of Texas. Under the leadership of Charles Coltman, Jr., M.D., Co-Chairman of our Scientific Advisory Board, CTRC has become known for its expertise in clinical research. Dr. Coltman is also Chairman of the Southwest Oncology Group. Daniel Von Hoff, M.D., the other Co-Chairman of our Scientific Advisory Board, served as Director of Research at CTRC from 1988 to 1999. In 1991, under the direction of Dr. Von Hoff, CTRC established the Institute for Drug Development, or IDD, under a Program Agreement with the UTHSCSA, with the mission of accelerating the development of oncology drugs. Primarily through the efforts of Dr. Von Hoff, IDD has since established one of the largest groups in the U.S. for conducting Phase I clinical trials of oncology drugs. CTRC and CTRC Research and their related entities have had some level of participation in the clinical development of a majority of the U.S. anticancer drugs developed over the past ten years.

         At March 6, 2000, CTRC owns approximately 11% of the Company's outstanding shares of common stock.

         IMPATH, INC.

          In September 1999, ILEX Services sold $5.0 million of its preferred stock (initially convertible beginning in September 2000, or earlier upon the occurrence of certain events, into 290,867 shares of our common stock) to IMPATH, Inc. IMPATH is a leading source of cancer information and analysis with a database of more than 475,000 analyzed cases to date. IMPATH uses sophisticated technologies to provide patient-specific cancer diagnostic and prognostic information to pathologists, oncologists, and transplant centers. As part of the transaction, IMPATH became our preferred provider of these services.

         We believe that our association with IMPATH will optimize our clinical trial design capabilities. The molecular pathology services and cancer outcomes database offered by IMPATH may allow us to more effectively identify appropriate patients for clinical trials and thereby achieve better outcomes.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


         US ONCOLOGY

         Since June 1997, the Company has had a strategic alliance with PRN Research, which is a now a subsidiary of US Oncology. US Oncology is one of the most active organizations conducting oncology clinical trials, whose physicians see approximately 13% of the new cancer patients in the U.S. annually. Through this alliance with US Oncology, we have access to leading sites and investigators which enroll large numbers of oncology patients into clinical trials.

POTENTIAL FUTURE ALLIANCES AND COLLABORATIONS

         In the ordinary course of its business, the Company investigates, evaluates and discusses with others the potential creation of strategic collaborations, and the acquisition of businesses, technologies and compounds that complement the Company's business. Although the Company currently has no definitive understandings or agreements with respect to any such strategic collaboration or acquisition, the Company is continually engaged in discussions with parties which may either singly or in the aggregate materially impact the Company's business, financial condition and results of operations. No assurance can be given, however, that any such strategic collaboration or acquisition will be made or, if made, that it will prove to be successful.

PATENTS, TRADEMARKS AND TRADE SECRETS

         Patents and other proprietary rights are vital to our business. Although our policy is to seek appropriate patent protection both in the U.S. and abroad for our proprietary technology, to date, we have no patents issued in our name. In addition to seeking our own patents, we enter into license agreements with various pharmaceutical companies and research, educational and governmental institutions to obtain patent rights from them to develop and potentially sell products which use the compounds and technologies protected by those patents.

         Our compounds acquired pursuant to in-licensing arrangements are protected by patents obtained or applied for by our licensors. This includes 12 U.S. patents, 25 U.S. patent applications, and over 100 foreign patents and patent applications. We have not conducted in-depth validity and infringement studies on the patents and patent applications that we have in-licensed from major biotechnology and pharmaceutical companies, and it is possible that these patents or patent applications will be challenged or will not provide protection for our compounds.

         CAMPATH(R) is protected by five patents issued in the U.S., European major market countries, Australia, Canada and New Zealand, which expire between 2011 and 2015. Patent applications are pending in Denmark, Japan and South Africa. The European patent issued in February 1989 and the U.S. patent in December 1998. We have licensed five U.S. issued patents on eflornithine that expire between 2000 and 2014. In addition, we have filed seven patent applications for the use of eflornithine alone and in combination with other drugs to treat and to prevent various cancers and in certain novel formulations. Oxypurinol and aminopterin do not have patent protection, but have received or qualify for orphan drug designation and a method-of-use patent application has been filed in the U.S. for aminopterin. ILX-295501, APOMINE(TM)(SR-45023A) and ILX23-7553 are each covered by issued composition of matter patents. In addition, numerous patent applications have been filed on our portfolio of angiogenesis inhibitors including one issued patent in the U.S.

         The patent positions of biotechnology and pharmaceutical companies are generally uncertain and involve complex legal and factual issues. No assurance can be given that any patent issued to or licensed by us will provide protection that has commercial significance. We cannot assure you that:

o our patents will afford protection against competitors with similar compounds or technologies;
o our patent applications will issue;
o others will not obtain patents claiming aspects similar to those covered by our patents or applications;
o the patents of others will not have an adverse effect on our ability to do business; or
o the patents issued to or licensed by us will not be infringed, challenged, invalidated or circumvented.

         Moreover, we believe that obtaining foreign patents may, in some cases, be more difficult than obtaining domestic patents because of differences in patent laws. We also recognize that our patent position may generally be stronger in the U.S. than abroad. In addition, the protection provided by foreign patents may be weaker than that provided by domestic patents.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


         We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. We generally protect this information with confidential agreements that provide that all confidential information developed or made known to others during the course of the employment, consulting or business relationship shall be kept confidential except in specified circumstances. Agreements with employees provide that all inventions conceived by the individual while employed by us are our exclusive property. We cannot guarantee, however, that these agreements will be honored, that we will have adequate remedies for breach if they are not honored or that our trade secrets will not otherwise become known or be independently discovered by competitors.

         The following table sets forth the name and status of the Company's trademarks:

               TRADEMARK NAME                                  STATUS
      ILEX                                             U.S. Trademark
      CAMPATH(R)                                       Registered U.S. Trademark
      OXYPRIM(TM), APOMINE(TM), Restin(TM),            Registration Pending for
      Canstatin(TM), Tumstatin(TM), Arresten(TM),      U.S. Trademark
      Apomigren(TM)

COMPETITION

Product Development

         The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including a number of large pharmaceutical companies as well as several specialized biotechnology companies, are developing cancer drugs similar to ours. There are products on the market that will compete directly with the products that we are seeking to develop. In addition, colleges, universities, governmental agencies and other public and private research institutions will continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect license fees, milestone payments and royalties in exchange for license rights to technologies that they have developed, some of which may directly compete with our technologies. These companies and institutions also compete with us in recruiting qualified scientific personnel. Many of our competitors have substantially greater financial, research and development, human and other resources than do we. Furthermore, large pharmaceutical companies have significantly more experience than we do in preclinical testing, human clinical trials and regulatory approval procedures.

Our competitors may:

o    develop safer and more effective products;
o obtain patent protection or intellectual property rights that limit our ability to commercialize products; or
o    commercialize products earlier than us.

         We expect technology developments in our industry to continue to occur at a rapid pace. Commercial developments by our competitors may render some or all of our potential products obsolete or non-competitive, which would materially harm our business and financial condition.

CRO
         In our CRO business, we primarily compete against in-house departments of pharmaceutical companies, other more broad-based CROs and, to a lesser extent, universities and teaching hospitals. Many of these competitors have substantially greater capital, technical, human and other resources than ILEX. CROs generally compete on the basis of:

o    previous experience;
o    relative expertise and sophistication in specific therapeutic areas;
o    the quality of contract research;
o    the ability to organize and manage trials on a global basis;
o    pricing;
o    the ability to manage large and complex medical databases;
o    the ability to provide statistical and regulatory services;
o    the ability to recruit investigators and enroll patients;
o the ability to integrate information technology with systems to improve the efficiency of contract research;
o    an international presence with strategically located facilities; and
o    financial viability.

We may not be able to compete favorably in these areas.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


GOVERNMENT REGULATION

         The design, research, development, testing, manufacture, labeling, promotion, marketing, advertising and distribution of drug products are extensively regulated by the FDA in the U.S. and similar regulatory bodies in other countries. The steps ordinarily required before a new drug may be marketed in the U.S., which are similar to steps required in most other countries, include:

o preclinical laboratory tests, preclinical studies in animals, formulation studies and the submission to the FDA of an investigational new drug, or IND, application for a new drug;
o adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication;
o    the submission of an NDA to the FDA; and
o    FDA review and approval of the NDA.

         Preclinical tests include laboratory evaluation of product chemistry toxicity and formulation, as well as animal studies. The results of preclinical testing are submitted to the FDA as part of an IND application. A 30-day waiting period after the filing of each IND application is required prior to the commencement of clinical testing in humans. At any time during this 30-day period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials until the FDA authorizes trials under specified terms. The IND application process may be extremely costly and substantially delay development of our products. Moreover, positive results of preclinical tests will not necessarily indicate positive results in subsequent clinical trials.

         Clinical trials to support NDAs are typically conducted in three sequential phases, but the phases may overlap. During Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to:

o assess the efficacy of the drug in specific, targeted indications;
o assess dosage tolerance and optimal dosage; and
o identify possible adverse effects and safety risks.

         If a compound is found to be potentially effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical trial sites.

         After successful completion of the required clinical trials, an NDA is generally submitted. The FDA may request additional information before accepting an NDA for filing, in which case the application must be resubmitted with the additional information. Once the submission has been accepted for filing, the FDA reviews the application and responds to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an appropriate advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of an advisory committee.

         If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue an approval letter or an "approvable" letter. An approvable letter will usually contain a number of conditions that must be met in order to secure final approval of the NDA and authorization of commercial marketing of the drug for certain indications. The FDA may also refuse to approve the NDA or issue a not approvable letter, outlining the deficiencies in the submission and often requiring additional testing or information.

         The FDA may designate a product as an "orphan drug" if the drug is intended to treat a rare disease or condition. A disease or condition is considered rare if it affects fewer than 200,000 people in the U.S., or if it affects more than 200,000 people but will be sold for less money than it will cost to develop. If a sponsor obtains the first FDA marketing approval for a certain orphan drug, the sponsor will have a seven-year exclusive right to market the drug for the orphan indication.

         The manufacturers of approved products and their manufacturing facilities are subject to continual review and periodic inspections. Because we currently intend to contract with third parties for commercial scale manufacturing of our products, our ability to control compliance with FDA requirements will be limited.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


         Approved drugs and manufacturing facilities are subject to ongoing compliance requirements. Identification of certain side effects or the occurrence of manufacturing problems after any of our drugs are on the market could cause subsequent withdrawal of approval, reformulation of the drug, and additional preclinical studies or clinical trials.

         Outside the U.S., our ability to market our products will also be contingent upon receiving marketing authorizations from the appropriate regulatory authorities. The foreign regulatory approval process includes all of the complexities associated with FDA approval described above. The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union, or the EU, procedures are available to companies wishing to market a product in more than one member state.

         Under a new regulatory system in the EU, marketing authorizations may be submitted at either a centralized, a decentralized or a national level. The centralized procedure is mandatory for the approval of biotechnology products and high technology products and available at the applicant's option for other products. The centralized procedure provides for the grant of a single marketing authorization that is valid in all EU member states. The decentralized procedure is available for all medicinal products that are not subject to the centralized procedure. The decentralized procedure provides for mutual recognition of national approval decisions, changes existing procedures for national approvals and establishes procedures for coordinated EU actions on products, suspensions and withdrawals. Under this procedure, the holder of a national marketing authorization for which mutual recognition is sought may submit an application to one or more EU member states, certify that the dossier is identical to that on which the first approval was based or explain any differences and certify that identical dossiers are being submitted to all member states for which recognition is sought. Within 90 days of receiving the application and assessment report, each EU member state must decide whether to recognize approval. The procedure encourages member states to work with applicants and other regulatory authorities to resolve disputes concerning mutual recognition. Lack of objection of a given country within 90 days automatically results in approval from the member state.

         We will choose the appropriate route of European regulatory filing to accomplish the most rapid regulatory approvals. However, the chosen regulatory strategy may not secure regulatory approvals or approvals of the chosen product indications. L&I Partners intends to file for European regulatory approval for the use of CAMPATH(R) for CLL in parallel with its U.S. and Canadian regulatory filings.

         One element of our strategy is to develop chemoprevention agents that may prevent the progression of cancer. The clinical development path for chemoprevention agents is uncertain and may require long-term clinical studies.

PRODUCT LIABILITY AND INSURANCE

         The Company's business involves the risk of product liability claims. The Company has not experienced any product liability claims to date. Although the Company maintains clinical trials liability insurance with coverage limits of $5 million per occurrence and an annual aggregate maximum of $5 million, and general commercial liability insurance with an additional $10 million umbrella coverage per occurrence and an annual aggregate maximum of $10 million, there can be no assurance that product liability claims will not exceed such insurance coverage limits, which could have a materially adverse effect on the Company's business, financial condition or results of operations, or that such insurance will continue to be available on commercially reasonable terms, if at all.

EMPLOYEES

         At December 31, 1999, the Company had 224 full-time employees, 184 of whom are engaged in research and development activities for both ILEX Products and CRO operations. No employees are covered by collective bargaining agreements, and the Company believes it maintains good relations with its employees.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


                            ADDITIONAL BUSINESS RISKS

WE HAVE ONLY A LIMITED OPERATING HISTORY AND WE EXPECT TO CONTINUE TO GENERATE LOSSES.

         We began operations in October 1994 and have only a limited operating history upon which you can evaluate our business. We have incurred losses every year since we began operations. As of December 31, 1999, our accumulated deficit was approximately $77.3 million, including net losses of approximately $46.1 million, $21.2 million, and $8.7 million for the years ended December 31, 1999, 1998, and 1997, respectively. We have not generated any revenue from product sales to date, and it is possible that significant revenues from product sales will never be achieved. Even if we do achieve significant revenues from product sales or we increase revenues from our CRO business, we expect to incur significant operating losses over the next several years. It is possible that we will never achieve profitable operations.

IF WE ARE NOT ABLE TO DEMONSTRATE THE EFFICACY OF OUR DRUG CANDIDATES IN OUR CLINICAL TRIALS OR OUR CLINICAL TRIALS ARE DELAYED, WE MAY NOT BE ABLE TO OBTAIN REGULATORY CLEARANCE TO MARKET OUR DRUGS.

         Many of our research and development programs are at an early stage. Clinical testing is a long, expensive and uncertain process. The FDA has not approved any of our product candidates and we cannot assure you that our data collected from our clinical trials will be sufficient to support approval by the FDA. We cannot assure you that the clinical trials will be completed on schedule or that the FDA will ultimately approve our product candidates for commercial sale. Furthermore, even if initially positive preclinical studies or clinical trial results are achieved, it is possible that we will obtain different results in the later stages of drug development. Drugs in late stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. For example, positive results in early Phase I or Phase II trials may not be repeated in larger Phase II or Phase III trials. All of our potential drug candidates are prone to the risks of failure inherent in drug development, including the possibility that none of our drug candidates will or can:

o    be safe and effective;
o    otherwise meet applicable regulatory standards;
o    be manufactured or produced economically and on a large scale;
o be sold without third parties challenging us and enforcing their patent or other rights;
o be successfully marketed, particularly if a third party introduces an equivalent or superior product; or
o    be reimbursed by government or private payors.

         The clinical trials of any of our drug candidates could be unsuccessful, which would prevent us from commercializing the drug. Our failure to develop safe, commercially viable drugs would substantially impair our ability to generate revenues to sustain operations and materially harm our business and financial condition.

IF L&I PARTNERS IS UNABLE TO COMMERCIALIZE OUR LEAD PRODUCT CANDIDATE, CAMPATH(R), WE MAY NOT HAVE SUFFICIENT REVENUES TO CONTINUE OPERATIONS.

         CAMPATH(R) is our lead product candidate. Our success will depend, to a great degree, on the success of CAMPATH(R). In particular, L&I Partners must be able to:

o    establish the safety and efficacy of CAMPATH(R) in humans;
o    obtain regulatory approvals for CAMPATH(R); and
o    achieve market acceptance of CAMPATH(R).

         If L&I Partners fails to successfully obtain regulatory approval for and commercialize CAMPATH(R), our business and financial condition will be materially harmed.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


OUR DEPENDENCE ON COLLABORATIVE PARTNERS FOR DEVELOPMENT, MANUFACTURING AND MARKETING MAY DELAY OR IMPAIR OUR ABILITY TO GENERATE SIGNIFICANT REVENUES OR OTHERWISE ADVERSELY AFFECT OUR PROFITABILITY.

         We rely on large pharmaceutical companies for development, manufacturing, marketing and distribution of our drug products. Our reliance on pharmaceutical companies and other collaborative partners poses the following risks:

o our contracts with collaborative partners may expire or be terminated and we may not be able to replace them;
o a partner involved in the development of our products may not commit enough capital or other resources to successfully develop our products;
o the terms of our contracts with collaborative partners may not be favorable to us in the future;
o our partners may not pursue further development and commercialization of compounds resulting from their collaboration with us;
o a partner with marketing and distribution rights to one or more of our products may not commit enough resources to the marketing and distribution of our products;
o disputes with our partners may arise, leading to delays in or termination of the research, development or commercialization of product candidates or resulting in significant litigation or arbitration;
o contracts with our partners may fail to provide significant protection or may fail to be enforced if one of these partners fails to perform; and
o our collaborative partners could independently develop, or develop with third parties, drugs which compete with our products.

         There is a great deal of uncertainty regarding the success of our current and future collaborative efforts. Failure of these efforts would materially harm our business and financial condition.

THE SUCCESS OF CAMPATH(R) IS HIGHLY DEPENDENT ON COLLABORATIONS WITH MILLENNIUM AND SCHERING AG.

         As part of our joint venture with LeukoSite, a subsidiary of Millennium Pharmaceuticals, Inc., for the development and commercialization of CAMPATH(R), we share 50% of the development costs of CAMPATH(R) with Millennium. If we fail for any reason to make a required capital contribution to the joint venture, then Millennium may gain control of the management of the joint venture and become entitled to a greater share of any profits derived from product sales of CAMPATH(R). At the same time, if Millennium fails for any reason to make a required capital contribution to the joint venture, then we may be required to make additional capital contributions to the joint venture to maintain the desired level of development activities by the joint venture. It is possible that we may not have the resources to compensate for any failure by Millennium to make any capital contributions in its stead and the joint venture may not be able to continue operations with lesser funding. In addition, the joint venture agreement with Millennium does not contain a provision to resolve a deadlock between us and Millennium. As such, in the event of such a deadlock, either we or Millennium could prevent the joint venture from taking action or proceeding with business. This could result in failure to gain approval for CAMPATH(R), which would materially harm our business and financial condition.

         Schering. We intend to rely on Schering for the sales, marketing and distribution of CAMPATH(R). IF Schering does not devote adequate resources to the marketing of CAMPATH(R) or if disputes between L&I Partners and Schering otherwise arise in connection with the commercialization of CAMPATH(R), our business and financial condition would be materially harmed.

WE MAY BE UNABLE TO OBTAIN THE ADDITIONAL CAPITAL NEEDED TO OPERATE AND GROW OUR BUSINESS, THEREBY REQUIRING US TO CURTAIL OR CEASE OPERATIONS.

         We will require substantial funds in order to:

o    continue our research and development programs;
o    continue our clinical trials;
o    manufacture and, where applicable, market our products; and
o    expand our CRO operations.

         We believe that our existing resources will fund our activities as currently planned for at least two years. We may use these existing resources before that time, however, because of changes in our research and development

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


and commercialization plans or other factors affecting our operating expenses or capital expenditures, including potential acquisitions of other businesses, assets or technologies.

         We cannot be sure that we will be able to obtain any future funds that we may require, either in the public or private equity markets or otherwise on acceptable terms, or at all. In addition, under the terms of our agreement with IMPATH Inc., ILEX Services is prohibited from incurring any debt without IMPATH's consent.

         If adequate funds are not available, we may have to delay, scale back or eliminate one or more of our development programs, or obtain funds by entering into more arrangements with collaborative partners or others that may require us to relinquish rights to certain of our products or technologies that we would not otherwise relinquish. These consequences, in turn, could materially harm our business.

OUR LACK OF OPERATING EXPERIENCE MAY CAUSE US DIFFICULTY IN MANAGING OUR GROWTH.

         We have no experience in selling pharmaceutical products and only limited experience in negotiating, establishing and maintaining strategic relationships, manufacturing or procuring products in commercial quantities and conducting other later-stage phases of the regulatory approval process. We have less than three years experience operating our CRO business. Our ability to manage our growth, if any, will require us to improve and expand our management and our operational and financial systems and controls (particularly with respect to our CRO business). If our management is unable to manage growth effectively, our business and financial condition would be materially harmed. In addition, if rapid growth occurs, it may strain our operational, managerial and financial resources.

IF WE FAIL TO COMPLY WITH EXTENSIVE REGULATIONS ENFORCED BY DOMESTIC AND FOREIGN REGULATORY AUTHORITIES, THE COMMERCIALIZATION OF CAMPATH(R) AND OUR OTHER PRODUCTS WOULD BE PREVENTED OR DELAYED AND OUR ABILITY TO CONDUCT OUR CRO BUSINESS COULD BE LIMITED.

         Our products, including CAMPATH(R), are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and other regulatory approvals is costly, time-consuming, uncertain and subject to unanticipated delays.

         The FDA may refuse to approve an application if it believes that applicable regulatory criteria are not satisfied. The FDA may also require additional testing for safety and efficacy. Foreign regulatory authorities may also refuse to grant any approval. Even after U.S. regulatory approval is obtained for CAMPATH(R) or any of our other products, we will be subject to continual review. Newly discovered or developed safety or efficacy data may result in revocation of our marketing approval. Moreover, if and when such approval is obtained, the marketing of CAMPATH(R) and any of our other product candidates will be subject to extensive regulatory requirements administered by the FDA and other regulatory bodies. Product manufacturing facilities are also subject to continual review and periodic inspection and approval of manufacturing modifications. Domestic manufacturing facilities are subject to biennial inspections by the FDA and must comply with the FDA's current Good Manufacturing Practices, or cGMP, and other regulations. In complying with these regulations, manufacturers must spend funds, time and effort in the areas of production, record keeping, personnel and quality control to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing. Failure to comply with any of these post-approval requirements can result in, among other things, warning letters, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecutions. Any such enforcement action could materially harm our business. Unanticipated changes in existing regulatory requirements or the adoption of new requirements could materially harm our business and financial condition.

         The European Union, Japan and other countries also extensively regulate pharmaceuticals, including biological drug products. No assurance can be given that we will be able to obtain or maintain other countries' approvals for CAMPATH(R) or any of our other products.

IF ANY OF OUR LICENSE AGREEMENTS FOR INTELLECTUAL PROPERTY UNDERLYING CAMPATH(R) OR ANY OTHER PRODUCT IS TERMINATED, WE MAY LOSE OUR RIGHTS TO DEVELOP OR MARKET THAT PRODUCT.

         We have licensed intellectual property, including patents, patent applications and know-how, from pharmaceutical companies, research institutions and others, including the intellectual property underlying our most advanced product candidates: CAMPATH(R), eflornithine and OXYPRIM(TM). Some of our product development programs depend on our ability to maintain rights under these licenses.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


         Each licensor has the power to terminate its agreement with us if we fail to meet our obligations under that license. We may not be able to meet our obligations under these license agreements.

         If we default under any of these license agreements, we may lose our right to market and sell any products based on the licensed technology. Losing our marketing and sales rights would materially harm our business and financial condition.

THERE ARE POTENTIAL LIMITATIONS ON THIRD-PARTY REIMBURSEMENT AND OTHER PRICING-RELATED MATTERS THAT COULD REDUCE POTENTIAL SALES OF OUR PRODUCTS AND MAY DELAY OR IMPAIR OUR ABILITY TO GENERATE SIGNIFICANT REVENUES.

         The business and financial condition of pharmaceutical and biotechnology companies will continue to be affected by the efforts of government and third-party payors to reduce the cost of health care through various means. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to implement government control regarding pricing and profitability of prescription pharmaceuticals. An increasing emphasis on managed care in the U.S. will also continue to exert downward pressure on pharmaceutical pricing. In addition, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans that often mandate rebates or predetermined discounts from list prices.

         In certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In particular, individual pricing negotiations are often required in many countries of the European Union, irrespective of separate government approval to market a drug.

         If we succeed in bringing one or more products to the market, there can be no assurance that these products will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products economically. The level of reimbursement available for CAMPATH(R) wilL greatly impact the profitability of our joint venture with Millennium and, in turn, ILEX. There can be no assurance that chemoprevention drugs which we develop, if any, would be eligible for reimbursement.

FAILURE TO ATTRACT AND RETAIN KEY PERSONNEL AND CONSULTANTS COULD ADVERSELY AFFECT OUR ABILITY TO OBTAIN FINANCING, CONDUCT PRECLINICAL STUDIES AND CLINICAL TRIALS OR DEVELOP CAMPATH(R) AND OUR OTHER PRODUCT CANDIDATES.

         Our success depends greatly on our ability to attract and retain qualified scientific and technical personnel. Due to the technical expertise and knowledge required in our identification and evaluation of potentially viable oncology compounds or technology in-licensing or acquisition targets, we rely particularly heavily upon Daniel Von Hoff, M.D., a founder of ILEX, member of the Board of Directors and Co-Chairman of our Scientific Advisory Board. The consulting agreement between us and Dr. Von Hoff does not obligate Dr. Von Hoff to devote any specified level of time or resources to the development of potential products for us. Dr. Von Hoff has other substantial professional time commitments, including serving on the scientific advisory boards of other companies, and it is possible that he will not provide us with any product opportunities in the future.

         We do not have an employment agreement with Mr. Richard Love, our president and chief executive officer. Loss of the services of Dr. Von Hoff or Mr. Love would be detrimental to:

o    our product development and manufacturing programs;
o our ability to identify and obtain rights to commercially viable oncology compounds; and
o    our ability to raise additional funds should we need to do so.

         We are also highly dependent on the other principal members of our scientific and management staff, and the loss of the services of such personnel could materially harm our business and financial condition.

         To expand our research and development programs, pursue our product development plans and expand our CRO business, we will be required to hire additional qualified scientific and technical personnel, as well as personnel with expertise in clinical testing and government regulation. There is intense competition for qualified staff, and there can be no assurance that we will be able to attract and retain the necessary qualified staff for the development of our business. The failure to attract and retain key scientific and technical personnel would materially harm our business and financial condition.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


WE MAY NOT BE ABLE TO OBTAIN EFFECTIVE PATENTS TO PROTECT OUR TECHNOLOGIES FROM USE BY OTHER COMPANIES WITH COMPETITIVE PRODUCTS, AND PATENTS OF OTHER COMPANIES COULD PREVENT US FROM DEVELOPING OR MARKETING CAMPATH(R) OR OUR OTHER PRODUCT CANDIDATES.

         Our success will depend to a significant degree on our ability to:

o    obtain, maintain and enforce patents;
o    license rights to patents from third parties;
o    protect trade secrets; and
o    operate without infringing on the proprietary rights of others.

         To date, we have no patents issued in our name. It is possible that we will not develop technologies, drugs or processes that result in obtaining a patent. It is also possible that our patent position will not provide sufficient protection against competitors or that patents issued to or licensed by us will be infringed or will be challenged, invalidated or circumvented. Competitors may have filed patent applications, may have been issued patents or may obtain additional patents and proprietary rights relating to technologies, drugs and processes that compete with our technologies, drugs and processes. If we fail to adequately protect our technologies, drugs and processes covered by issued patents or to obtain patents, our business and financial condition could be materially harmed.

         We have not conducted in-depth validity and infringement studies on the patent applications that we have in-licensed. All of the patents and patent applications which we have in-licensed are subject to potential challenge and may not provide protection for our compounds. Oxypurinol and aminopterin do not have patent protection. Certain patent applications of the ILEX and Millennium joint venture for CAMPATH(R) end uses and formulations are still pending.

         If we infringe on the intellectual property rights of others, there can be no assurance that we would be able to obtain licenses to use the technology on commercially reasonable terms, or at all.

         We also rely on trade secret protection for our unpatented proprietary technology. Trade secrets are difficult to protect. Other parties could independently develop substantially equivalent proprietary information and techniques or gain access to our trade secrets.

         We have attempted to prevent the disclosure and use of our know-how and trade secrets by entering into confidentiality agreements with our employees, consultants and third parties. However, there are risks that:

o    these parties will not honor our confidentiality agreements;
o    others will independently develop equivalent or competing technology;
o disputes will arise concerning the ownership of intellectual property or the applicability of confidentiality obligations; or
o disclosure of our trade secrets will occur regardless of these contractual protections.

         We often work with consultants and research collaborators at universities and other research organizations. If any of these consultants or research collaborators use intellectual property owned by others as part of their work with us, disputes may arise between us and these other parties as to which one of us has the rights to intellectual property related to or resulting from the work done.

         Costly litigation might be necessary to protect our orphan drug designations or patent position or to determine the scope and validity of third-party proprietary rights, and it is possible that we will not have the required resources to pursue such litigation or to protect our patent rights. An adverse outcome in litigation with respect to the validity of any of our patents could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using a product or technology. Any of these results could materially harm our business and financial condition.

WE FACE INTENSE COMPETITION AND RAPID TECHNOLOGICAL CHANGE WHICH COULD RESULT IN PRODUCTS SUPERIOR TO THOSE WE ARE DEVELOPING.

         The technological areas in which we work evolve at a rapid pace. Our future success depends upon our ability to compete in the research, development and commercialization of products and technologies in oncology,

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


our area of focus. Many of our competitors have substantially greater research and development capabilities and experience and greater manufacturing, marketing, financial and managerial resources than do we. These competitors may develop products that are superior to those we are developing and render our products or technologies non-competitive or obsolete. In addition, we may not be able to keep pace with technological change.

         Products currently exist in the market that will compete directly with the products that we are seeking to develop. Any product candidate that we develop and for which we gain regulatory approval must then compete for market acceptance and market share. Product competition is particularly intense in markets that we may target with CAMPATH(R) in the future, including non-Hodgkin's lymphoma and multiple sclerosis.

         Significant competitive factors determining whether we will be able to compete successfully include:

o    capabilities of our collaborators;
o    efficacy and safety of our products;
o    timing and scope of regulatory approval;
o    product availability;
o    marketing and sales capabilities;
o    reimbursement coverage from insurance companies and others;
o degree of clinical benefits of our product candidates relative to their costs;
o    method of administering a product;
o    price; and
o    patent protection.

         Competitive disadvantages in any of these factors could materially harm our business and financial condition.

         In addition, in our CRO business, we primarily compete against in-house departments of pharmaceutical companies, other CROs and, to a lesser extent, universities and teaching hospitals, many of which have substantially greater capital, technical and other resources. We may not be able to compete successfully in the CRO business in the future.

WE DEPEND ON A RELATIVELY LIMITED NUMBER OF CLIENTS AND INDUSTRIES FOR OUR CRO REVENUES.

         We have in the past derived, and in the future will derive, a significant portion of our CRO revenue from a relatively limited number of major projects or clients. For the year ended December 31, 1999, our top five CRO customers accounted for 60% of our CRO revenue. Our top three clients represented 22%, 14% and 12% of our 1999 CRO revenue. The loss of business from a significant client could materially harm our business and financial condition.

         Our revenues are highly dependent on research and development expenditures by the pharmaceutical and biotechnology industries. Decreases in these expenditures, including decreases resulting from an economic downturn in these industries or from mergers or other consolidations, could have a material adverse effect on us. Additionally, we have benefited from the trend in these industries to outsource an increasing percentage of clinical trial projects. A reversal of this trend could materially harm our business and financial condition.

IF WE ARE UNABLE TO MAINTAIN OUR RELATIONSHIPS WITH CRTC, US ONCOLOGY AND THEIR RELATED ENTITIES, OUR ABILITY TO CONDUCT CLINICAL TRIALS AND OUR CRO BUSINESS COULD BE MATERIALLY HARMED.

         We have working relationships with CTRC and US Oncology, two of the most active organizations conducting oncology clinical trials, to support our CRO business. If we are unable to maintain these relationships, including the elements providing us with access to patients of affiliated doctors, investigators and to potential CRO clients, our business and financial condition could be materially harmed.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


THERE ARE RISKS ASSOCIATED WITH THE NATURE AND PRICING OF OUR CRO CONTRACTS.

         Most of our CRO contracts can be terminated upon 60 to 90 days notice by our customer. Customers terminate or delay service contracts for a variety of reasons, including:

o    the failure of a compound being tested to satisfy safety requirements;
o    unexpected or undesired clinical results of the compound;
o    the customer's decision to forgo a particular study;
o    insufficient patient enrollment or investigator recruitment; or
o    production problems resulting in shortages of the compound.

         The loss or delay of a large contract or the loss or delay of multiple contracts could materially harm our business and financial condition.

         All of our CRO contracts for the provision of services are fixed-price or fee-for-service with a cap. Our CRO revenues are earned under contracts which generally range in duration from a few months to two years. For the year ended December 31, 1999, fixed-price contracts accounted for 65% of our CRO net revenues and fee-for-service accounted for 35% of our CRO net revenues. We bear the risks of cost overruns in contracts structured as fixed-price contracts or fee-for-service with a cap. Underpricing of contracts or significant cost overruns could materially harm our business and financial condition.

         Competition in the CRO industry has resulted in significant price and other competition. Further increases in such competition, and the resultant price pressure, could materially harm our business and financial condition.

MANY CRO CUSTOMERS AND POTENTIAL CUSTOMERS MAY PERCEIVE A CONFLICT OF INTEREST BETWEEN THEIR BUSINESS AND ILEX PRODUCTS, INC., WHICH MAY DETER THEM FROM CONTRACTING WITH US FOR CRO SERVICES.

         Many potential customers of our CRO business are other drug development companies which may be, or may perceive themselves to be, competitors of ILEX in the context of our product development business. These drug development companies may thus be deterred from contracting with us for CRO services and thereby limit revenue growth potential for our CRO business.

IF WE BECOME SUBJECT TO PRODUCT LIABILITY CLAIMS IN OUR CRO BUSINESS OR IN CONNECTION WITH COMMERCIALIZATION OF OUR PRODUCTS, THEY MAY RESULT IN DAMAGES EXCEEDING OUR INSURANCE LIMITATION OR REDUCE DEMAND FOR THE APPLICABLE PRODUCTS.

         Clinical research involves the testing of new drugs on human volunteers, and such testing involves a risk of liability for personal injury or death to patients from possible unforeseen adverse side effects or improper administration of the new drug. Many of these patients are already seriously ill and at risk of further illness or death. Although we maintain our own product liability and clinical trial insurance and generally obtain indemnification from our clients, our business could be materially harmed if we were required to pay damages or incur defense costs:

o in connection with a claim outside the scope of indemnity or insurance coverage;
o if the indemnity, although applicable, were not performed in accordance with the terms of the relevant contract; or
o    if our liability exceeded the amount of applicable insurance coverage.

         In addition, we cannot be sure such insurance will continue to be available on terms acceptable to us, if at all, or that the insurance coverage, if obtained, will be sufficient to cover any potential claims or liabilities. Similar risks would exist for product liability upon the commercialization or marketing of any products by us or our partners. In addition, regardless of merit or eventual outcome, product liability claims may result in decreased demand for the applicable product or our products in general and in injury to our general reputation.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


OUR LACK OF EXPERIENCE IN HANDLING HAZARDOUS MATERIALS AND IN OTHER ENVIRONMENTAL MATTERS MAY CAUSE US TO INCUR SUBSTANTIAL COSTS.

         We use hazardous materials, chemicals and various other toxic compounds in our development and other programs. We are therefore subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and certain waste products. We cannot eliminate the risk of contamination or injury from these materials. In such event, we could be held liable for any damages that result and any such liability could exceed our resources. We may also incur substantial costs to comply with environmental regulations if and when we develop commercial-scale manufacturing capacity.

OUR ABILITY TO CONDUCT ANIMAL TESTING COULD BE LIMITED IN THE FUTURE.

         Certain of our CRO business activities involve animal testing. Such activities have been the subject of controversy and adverse publicity. Animal rights groups and various other organizations and individuals have attempted to stop animal testing activities by pressing for legislation and regulation in these areas. To the extent the activities of these groups are successful, our business could be materially harmed.

OUR STOCK PRICE MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY MAKE IT DIFFICULT TO RESELL YOUR SHARES WHEN YOU WANT TO AT PRICES YOU FIND ATTRACTIVE.

         The market price of our common stock has been highly volatile. This volatility may adversely affect the price of our common stock in the future. You may not be able to resell your shares of common stock following periods of volatility because of the market's adverse reaction to this volatility. We anticipate that this volatility, which frequently affects the stock prices of biotechnology and pharmaceutical companies, will continue. Factors that could cause such volatility include:

o    our quarterly operating results;
o deviations in our operating results from the estimates of securities analysts;
o    FDA and/or international regulatory actions;
o    limited trading volumes;
o general economic conditions or economic conditions specific to the biotechnology and pharmaceutical industries; and
o    other developments affecting our competitors or us.

         On occasion the equity markets, and in particular the markets for biotechnology and pharmaceutical stocks, have experienced significant price and volume fluctuations. These fluctuations have affected the market price for many companies' securities even though the fluctuations are often unrelated to the companies' operating performance.

WE ARE SUBJECT TO INFLUENCE FROM PRINCIPAL STOCKHOLDERS, EXECUTIVE OFFICERS AND DIRECTORS; AND WE ARE SUBJECT TO VARIOUS PROVISIONS THAT COULD DISCOURAGE OR PREVENT A CHANGE OF CONTROL OF THE COMPANY.

         Our executive officers and directors (and their affiliates), in the aggregate, beneficially own or control approximately 26% of our outstanding common stock and therefore have the ability to exercise substantial influence over the outcome of most stockholders' actions, including the election of the members of the Board of Directors. This concentration of ownership could have an adverse effect on the price of our common stock or have the effect of delaying or preventing a change in control of the Company. In addition, certain provisions of Delaware law and our Certificate of Incorporation could make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of ILEX. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. These provisions of Delaware law and our Certificate of Incorporation may also discourage or prevent certain types of transactions involving an actual or threatened change in control of ILEX (including unsolicited takeover attempts), even though such a transaction may offer our stockholders the opportunity to sell their stock at a price above the prevailing market price. Certain of these provisions allow us to issue preferred stock without any vote or further action by the stockholders. These provisions may make it more difficult for stockholders to take certain corporate actions and could have the effect of delaying or preventing a change in control of ILEX. In addition, certain of our corporate partners have the right to terminate their respective agreements with us upon certain changes in control of ILEX, which may discourage acquisitions or other changes in control (including those in which our stockholders might otherwise receive a premium for their shares over then-current market prices).

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


ITEM 2.  PROPERTIES

         The Company's administrative offices comprise approximately 63,000 square feet of leased office space in San Antonio, Texas. The lease governing the Company's existing office space expires at periods between December 2003 and December 2011.

         The Company leases and operates a 7,200-square-foot manufacturing facility located in San Antonio that has been designed to produce multi-kilogram lot sizes of anticancer compounds under cGMP. The design of this facility, prepared by ILEX staff, has been reviewed by the Regional Compliance Office of the FDA and found to be suitable for production of bulk drugs. The manufacturing facility is owned by a non-profit corporation controlled by CTRC Research and the Texas Research Park Foundation, and provides for the payment by the Company of fixed monthly rent plus a percentage of gross sales generated from the facility. These two organizations obtained a grant to build the facility from the Economic Development Administration. ILEX has a 15-year lease to the facility with three five-year-extension options. The lease expires at various dates between 2000 and 2010.

         The Company has approximately 10,000 square feet of leased office and research space in Boston, Massachusetts related to the acquisition of Convergence that expire in July 2004. Additionally, the Company has approximately 8,000 square feet of leased office space in Guildford, England and Edinburgh, Scotland utilized by its subsidiary, ILEX Services Limited, to support CRO operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


                                    PART II.


ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         As of March 6, 2000, the Company had approximately 1,500 beneficial holders of common stock, including approximately 135 record holders. The Company's common stock is traded on the Nasdaq National Market under the symbol "ILXO." The following table sets forth, for the calendar periods indicated, the range of high and low bid closing prices for the Company's common stock, as reported by the Nasdaq National Market:

                                 1999                         1998
                          -----------------            ----------------
                          High          Low            High         Low
                          ----          ---            ----         ---
First Quarter            $12-3/4      $ 9-1/4          $10          $7-1/4
Second Quarter            11-1/4        8-1/8           18-1/4       9-1/4
Third Quarter             19-5/8        9-1/8           10-1/4       5-1/2
Fourth Quarter            27-11/16     12-3/16          14-1/2       6-7/16



         These price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The Company's common stock began trading February 20, 1997. The closing price of the Company's common stock on March 6, 2000 was $50.00.

         The Company has never paid dividends on its common stock and anticipates that it will not pay such dividends in the foreseeable future.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial information relating to the Company has been taken or derived from the audited financial statements, and notes related thereto, and other records of the Company. The statements of operations and balance sheets as of and for the years ended December 31, 1999, 1998, 1997, and 1996 have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report on those statements. The selected financial information should be read in conjunction with the Company's financial statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                                Years Ended
                                                                                December 31,
                                                      ------------------------------------------------
                                                           1999         1998         1997         1996
                                                      ---------    ---------    ---------    ---------
                                                                   (in thousands, except per share data)
SUMMARY OF OPERATING STATEMENT DATA:
Revenue:
     Product development                              $   4,407    $   4,622    $   5,027    $   3,831
     Contract research services                          13,457        9,650        5,903        1,537
     Licensing fees                                          --           --          300        2,775
                                                      ---------    ---------    ---------    ---------
         Total revenue                                   17,864       14,272       11,230        8,143
     Operating expenses:
     Research and development costs                      15,990       16,127        6,740        3,637
     Direct costs of research services                   13,227       10,875        4,587        2,169
     General and administrative                           4,063        4,354        6,691        2,886
     In-process research and development                 11,124           --           --           --
     Special charges                                     13,882           --           --           --
                                                      ---------    ---------    ---------    ---------
          Total operating expenses                       58,286       31,356       18,018        8,692
                                                      ---------    ---------    ---------    ---------
Operating loss                                          (40,422)     (17,084)      (6,788)        (549)
Other Income (Expense):
     Interest income, net                                 1,700        1,850        2,583          684
     Equity in losses of research and
       development partnerships and
       contract research affiliate                       (7,134)      (5,994)      (4,477)        (750)
     Minority interest in consolidated affiliate            (82)          --           --           --
                                                      ---------    ---------    ---------    ---------
Loss before income taxes                                (45,938)     (21,228)      (8,682)        (615)
     Provision for foreign income taxes                     117           --           --           --
                                                      ---------    ---------    ---------    ---------
Net loss                                              $ (46,055)   $ (21,228)   $  (8,682)   $    (615)
                                                      =========    =========    =========    =========
Basic and diluted net loss per share                  $   (3.04)   $   (1.71)   $    (.72)   $    (.07)
                                                      =========    =========    =========    =========
Weighted average number of shares of common stock
and common stock equivalents outstanding(1)              15,144       12,450       12,118        8,744
                                                      =========    =========    =========    =========
BALANCE SHEET DATA:
          Cash, cash equivalents and investments in
            marketable securities(2)                  $  89,126    $  26,025    $  42,646    $  22,984
          Working capital                                77,368       23,942       33,089       11,682
          Total assets                                  100,354       42,688       55,311       27,374
          Accumulated deficit                           (77,338)     (31,283)     (10,055)      (1,373)
          Total stockholders' equity                     84,579       35,904       51,076       24,826

---------
(1) See Note 2 of Notes to Financial Statements for information concerning the computation of net loss per share.
(2) Includes cash, cash equivalents, short and long term investments, and all restricted investments.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is included to describe the Company's financial position and results of operations for each of the three years in the period ended December 31, 1999. The Consolidated Financial Statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

GENERAL

         ILEX Oncology, Inc. (the "Company" or "ILEX") develops pharmaceuticals for treating and preventing cancer and provides contract research services to other companies developing anticancer drugs. We have a portfolio of seven anticancer products in clinical development and several preclinical stage products. We built this portfolio by in-licensing and acquiring product candidates developed by others and do not conduct early-stage drug discovery research ourselves.

         We recently completed a pivotal clinical trial in chronic lymphocytic leukemia, or CLL, for our most advanced product candidate, CAMPATH(R). We are developing CAMPATH(R) in partnership with LeukoSite Inc. ("LeukoSite"), now Millennium Pharmaceuticals, Inc. ("Millennium"). ILEX submitted a Biologics License Application ("BLA") to the U.S. Food and Drug Administration ("FDA") for CAMPATH(R) (alemtuzumab) in December 1999. We expect to file for marketing approval of CAMPATH(R) in the European Union in the second quarter of 2000. The FDA has granted CAMPATH(R) fast-track status, requiring agency review to be completed within six months. In August 1999, the partnership licensed worldwide marketing rights (except for Japan and East Asia) for CAMPATH(R) to Schering AG. In the future we plan to market or co-market our own products and become an oncology-focused specialty pharmaceutical company.

         We operate through two reportable segments: ILEX Products, through which we develop our own portfolio of anticancer compounds, and ILEX Services, which is our full service oncology-focused CRO. ILEX Services manages the preclinical research and clinical trials for our own product candidates as well as oncology products being developed by other companies. In addition to building our expertise in cancer drug development, our CRO business generates revenue, reduces our cost to perform our own research and development, and gives us access to product in-licensing opportunities.

         We currently have no products available for sale. We have incurred losses since inception and had an accumulated deficit through December 31, 1999 of $77.3 million. Our losses have resulted primarily from product development activities, including in-licensing of products for which we pay fees, and related administrative expenses. We expect to continue to incur operating losses for the next several years. To date we have not generated any revenue from the sale of our drug candidates.

         Our revenue for the foreseeable future will be limited to product development funding under our collaborative relationships, our CRO revenue, interest income, and other miscellaneous income. In addition, if marketing approval is received from the FDA with respect to our lead product candidate, CAMPATH(R), and if CAMPATH(R) is successfully commercialized, we will receive a portion of the profits generated by its sale. The partnership may not obtain marketing approval of CAMPATH(R), successfully commercialize it or ever generate profits from its sale.

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

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


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

         In August 1997, ILEX formed an alliance with PFK, a European contract research organization headquartered outside Munich, Germany. ILEX initially acquired 30% of the ownership interests of PFK. ILEX subsequently increased its ownership interest to 40%. On June 1, 1999, ILEX Services acquired certain assets and liabilities of the former PFK offices in the United Kingdom through its wholly owned subsidiary, ILEX Services Limited. The acquisition, for $541,000, was accounted for as a purchase and provides ILEX Services with two locations from which European clinical trials will be managed and supported:
Edinburgh, Scotland, and Guildford, England. Also on June 1, 1999, ILEX Services incurred one-time exit costs of approximately $2.9 million in letter of credit guarantee funding costs and a write-off of its remaining investment in PFK. While the Company continues to hold a 40 percent interest in PFK, management believes the funding provided to PFK under the letter of credit is uncollectible and, accordingly, has expensed such amount as additional losses attributable to its contract research affiliate.

         In July 1999, we acquired Convergence and its portfolio of angiogenesis inhibitors in exchange for 1,000,000 shares of our common stock, and an additional earn-out of up to 1,000,000 shares of our common stock which will be issued to Convergence's founders if certain development milestones are met. As part of the earn-out, we may issue 500,000 shares by the end of 2000. We expensed approximately $11.1 million in the third quarter of 1999 as a non-cash in-process research and development cost for this acquisition. Additionally, in July 1999, we completed a $20.0 million private placement of our common stock.

         In August 1999, L&I Partners L.P. (L&I) entered into a distribution and development agreement with Schering AG. The agreement grants Schering AG exclusive marketing and distribution rights to CAMPATH(R) in the U.S., Europe and the rest of the world except Japan and East Asia, where L&I has retained rights. CAMPATH(R) is a humanized monoclonal antibody in late-stage development. L&I Partners L.P. submitted the final segment of the Biologics License Application (BLA) for CAMPATH(R) with the FDA in December 1999.

         In September 1999, ILEX Services completed a $5.0 million sale of its preferred stock, which is convertible, subject to certain conditions, into 290,867 shares of our common stock. Also in November 1999, we completed an underwritten public offering of 4.6 million shares of common stock, of which 4.2 million shares were offered by ILEX and 400,000 shares were offered by a selling stockholder. Proceeds, net of offering fees and expenses, to ILEX from the offering were approximately $54.5 million. We did not receive any of the proceeds from the sale of shares by the selling stockholder. We intend to use the net proceeds from these offerings for the expansion of its clinical trials and preclinical research, with a particular focus on its late-stage clinical product candidates and angiogenesis inhibitors; for potential acquisitions of complementary technologies, products or companies; and for general corporate purposes.

         The following is a discussion of the financial condition and results of operations for the Company for 1999, 1998 and 1997. It should be read in conjunction with the Report of Independent Public Accountants, Financial Statements of the Company, the Notes thereto and other financial information beginning on page F-1 of this report.

RESULTS OF OPERATIONS - DECEMBER 31, 1999 AND 1998

OPERATING REVENUES

         Total revenue increased to $17.9 million in 1999, from approximately $14.3 million in 1998. The increase of approximately $3.6 million, or 25%, was due to an additional $3.8 million of contract research revenues, partially offset by a decrease of $0.2 million in product development revenues. The decrease in revenues reflects a decrease in development revenue for a drug development joint venture with MPI Enterprises, L.L.C., which was fully consolidated in 1999. The $3.8 million increase in contract research services revenues to $13.5 million, compared to $9.7 million in 1998, reflects an increase in both the number of contracts in process, as well as the size and complexity of the contract research projects.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


OPERATING EXPENSES

         Total Operating Expenses. Total operating expenses increased to $58.3 million in 1999 from approximately $31.4 million in 1998. This increase of approximately $26.9 million, or 86%, includes special charges of $13.9 million primarily associated with the termination of our agreement with PRN Research, Inc. ("PRN"). In connection with the acquisition of Convergence, the Company acquired certain intangible assets including intellectual property in the areas of angiogenesis inhibition, cancer drug and radiation sensitizers and chemotherapeutic agents. In connection with this allocation, $11.1 million was expensed as a charge for the purchase of in-process research and development. The remaining increase of $1.9 million reflects an increase in direct costs of research services, partially offset by a reduction in research and development costs and general and administrative expenses. ILEX believes that research and development costs will increase in future periods as the Company expands its pre-clinical and clinical trials associated with developing additional compounds.

         Research and Development Costs. Research and development costs decreased to $16.0 million in 1999, from approximately $16.1 million in 1998. This decrease of $0.1 million, or 1%, was primarily attributable to increased spending for the development of CAMPATH(R), partially offset by reduced spending for eflornithine, APOMINE(TM), OXYPRIM(TM), and ILX-295501 compared to prior year. In addition to the $16.0 million in research and development costs incurred in 1999, the Company recognized a $7.1 million loss as its share in equity losses of research and development partnerships and contract research affiliate.

         In-process Research and Development. In connection with the acquisition of Convergence, the Company acquired certain intangible assets including intellectual property in the area of angiogenesis inhibitors. In connection with the purchase price allocation, in the third quarter of 1999, $11.1 million was expensed as a charge for the purchase of in-process research and development.

         General and Administrative Costs. General and administrative costs decreased to $4.1 million in 1999, from approximately $4.4 million in 1998. This decrease of $0.3 million, or 7%, is due to an overall reduction in other general and administrative expenses.

         Direct Cost of Research Services. Direct cost of research services expense increased to $13.2 million in 1999, from $10.9 million in 1998. This increase of $2.3 million, or 21%, is attributable to an increase in both the number of contracts in process, as well as the size and complexity of the contract research projects.

OPERATING LOSS

         The loss from operations increased to $40.4 million in 1999, from $17.1 million in 1998. This increase of $23.3 million, or 136%, includes the special charge previously mentioned in the amount of $13.9 million primarily associated with the termination of our agreement with PRN. Additionally, related to the acquisition of Convergence, the Company expensed $11.1 million as a charge for the purchase of in-process research and development.

SPECIAL CHARGES

         We incurred special charges of $13.9 million in the first half of 1999. These charges include $12.3 million in costs associated with the termination of our agreement with PRN. In July 1997, we entered into a service agreement with PRN to jointly market our ability to conduct clinical trials. As part of our arrangement, we issued to PRN 626,788 shares of our common stock in 1997 and 1998. The value of these shares was recorded as an intangible asset to be amortized over the term of the relevant agreement. Effective June 30, 1999, ILEX and PRN terminated the agreement and we issued to PRN the remaining 629,200 shares of our common stock issuable under this agreement. We recorded a $12.3 million special charge associated with the value of such common stock and the write-off, in accordance with Financial Accounting Standard 121, of the net intangible asset associated with our arrangement with PRN. We have no further obligation to PRN with respect to this arrangement.

         The remaining $1.6 million in special charges consists of a $750,000 accrual for a debt guarantee of an unaffiliated site management organization which we determined is uncollectible; a $350,000 write-down of computer equipment; and an approximate $500,000 write-off of an operating lease commitment for manufacturing equipment which we have determined will no longer be utilized.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


EQUITY IN LOSSES IN OF RESEARCH AND DEVELOPMENT PARTNERSHIPS AND CONTRACT RESEARCH AFFILIATE

         Equity in losses in joint ventures and contract research affiliate was $7.1 million in 1999, compared to $6.0 million in 1998, an increase in losses of $1.1 million, or 18%, primarily due to an increase of $1.8 million in losses of PFK.

NET INTEREST INCOME

         Net interest income decreased to $1.7 million in 1999, from approximately $1.9 million in 1998. This decrease of $0.2 million, or 11%, is attributable to a decrease in average cash and investment balances during the first six months of the year, partially offset by increases in cash and investment balances during the last six months of the year related to proceeds from common stock offerings.

NET LOSS

         Net loss increased $24.9 million during 1999, or 117%, to $46.1 million, from $21.2 million in 1998. Net loss per share increased $1.32 per share to $3.04 per share in 1999, from $1.71 per share in 1998.


RESULTS OF OPERATIONS - DECEMBER 31, 1998 AND 1997

OPERATING REVENUES

         Total revenue increased from approximately $11.2 million in 1997 to $14.3 million in 1998. The increase of approximately $3.1 million, or 28%, was due to an additional $3.8 million of contract research revenues, offset by a decrease of $400,000 in product development revenues and $300,000 in licensing fees. The reduction in product development revenues reflects the elimination of revenue from the development of cristanol and mitoguazone, which was partially offset by the addition of development revenue for CAMPATH(R). The $3.8 million increase in contract research services revenues, to $9.7 million, compared to $5.9 million in 1997, reflects an increase in both the number of contracts under way and the size and complexity of the contract research projects.

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

         Research and Development Costs. Research and development costs increased from approximately $6.7 million in 1997 to $16.1 million in 1998. This increase of $9.4 million, or 140%, was primarily attributable to increased spending for the development of CAMPATH(R), eflornithine, piritrexim, THP-Dox, and ILX23-7553. In addition to the $16.1 million spent in 1998, an additional $4.5 million loss was recognized as equity in losses of research and development partnerships.

         General and Administrative Costs. General and administrative costs decreased from approximately $6.7 million in 1997 to $4.4 million in 1998. This decrease of $2.3 million, or 34%, is due to redefined segment reporting which occurred during 1998.

         Direct Cost of Research Services. Direct cost of research services costs increased from $4.6 million in 1997 to $10.9 million in 1998. This increase of $6.3 million, or 137%, is attributable to the increased amortization of the amounts associated with the cost of the shares granted to PRN, and reflects an increase in both the number of contracts under way and the size and complexity of the contract research projects.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


OPERATING LOSS

         The loss from operations increased from $6.8 million in 1997 to $17.1 million in 1998. This increase of $10.3 million, or 151%, includes a one-time, non-cash charge in the amount of $3.1 million for the value of a warrant to purchase shares of common stock of the Company issued for payment, in part, of a licensing fee for the compound THP-Dox.

EQUITY IN LOSSES OF RESEARCH AND DEVELOPMENT PARTNERSHIPS AND CONTRACT RESEARCH AFFILIATE

         Equity in losses in joint ventures and contract research affiliate increased from $4.5 million in 1997, to $6.0 million in 1998, an increase in losses of $1.5 million, or 33%, primarily due to the increased losses of PFK.

NET INTEREST INCOME

         Net interest income decreased from approximately $2.6 million in 1997 to $1.9 million in 1998. This decrease of $700,000, or 27%, is attributable to a decrease in interest income resulting from lower average balances of cash, cash equivalents and investments in marketable securities.

NET LOSS

         Net loss increased $12.5 million during 1998, or 144% to $21.2 million in 1998, from $8.7 million in 1997. Net loss per share increased $0.99 per share to $1.71 per share in 1998, from $0.72 per share in 1997.

INCOME TAXES

         The availability of the net operating loss (NOL) and credit carryforwards to reduce U.S. federal taxable income is subject to various limitations under the Internal Revenue Code of 1986 (the Code), as amended, in the event of a greater than 50 percent ownership change as defined in Section 382 of the Code during the applicable three-year period. As of December 31, 1999, the Company had incurred such an ownership change. However, the Company does not believe that this change in ownership significantly impacts the Company's ability to utilize its NOL and tax credit carryforwards as of December 31, 1999, because the amount of the cumulative limitation (based upon the Company's current market capitalization) during the carryforward period exceeds the total amount of NOL and tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         ILEX has historically financed its operations primarily through the sale of its capital stock, through development and licensing fee revenues provided by its collaborative partners under its collaborative agreements and through fee-for-service or participatory revenues pursuant to contracts with its CRO clients. The Company receives payments under collaborative agreements primarily in the form of development funding, milestone payments, if milestones are achieved, and royalties, if products are commercialized.

         On March 8, 1999, the Company sold 0.2 million shares of common stock for $2.5 million as part of an agreement to develop an oncology compound. In July 1999, the Company completed a $20.0 million private placement of 2.4 million shares of our common stock. Also in July 1999, the Company repaid debt of $1.0 million in connection with our acquisition of Convergence. In addition, in September 1999 the Company received $5.0 million from the sale of preferred stock of our subsidiary, ILEX Services, to IMPATH, Inc. In November 1999, the Company completed an underwritten public offering of newly issued common stock of which 4.2 million shares were sold by the Company. Net proceeds to the Company from the secondary offering were approximately $54.5 million.

         At December 31, 1999, we had cash, cash equivalents, restricted investments and investments in marketable securities of $89.1 million and working capital of $77.4 million. Cash, cash equivalents, restricted investments and investments in marketable securities increased over $63.1 million primarily as a result of aforementioned stock offerings during 1999.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


         In March 2000, the Company entered into definitive agreements to sell
3.0 million shares of its common stock at $45 per share to selected institutional and other accredited investors. Gross proceeds to the Company are expected to be approximately $135 million. Net proceeds to the Company are expected to be approximately $127 million. The transaction is expected to close during the first quarter of 2000.

         Our cash requirements are expected to continue to increase each year as we expand our activities and operations. It is possible we will never be able to generate significant product revenue or achieve or sustain profitability. We expect our current funds, including the proceeds from the anticipated offering, will be adequate to cover all of our obligations for at least two years following this offering.

         Until our business can generate sufficient levels of cash from product sales, we expect to continue to finance our operations through existing cash, revenue from collaborative relationships, CRO revenue, and proceeds from the sale of equity securities. Under the terms of our agreement with IMPATH Inc., ILEX Services is prohibited from incurring any debt without IMPATH's consent.

         We plan to continue our policy of investing available funds in government securities and investment-grade, interest-bearing securities, primarily with maturities of one year or less. We do not invest in derivative financial instruments, as defined by Statement of Financial Accounting Standards No. 119.

         ILEX's future expenditures and capital requirements will depend on numerous factors, including without limitation, the progress of its research and development programs, the progress of its non-clinical and clinical testing, the magnitude and scope of these activities, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in or termination of existing collaborative arrangements, the ability of the Company to establish, maintain and avoid termination of collaborative arrangements, and the purchase of capital equipment and acquisitions of compounds, technologies or businesses. The Company's cash requirements are expected to continue to increase each year as it expands its activities and operations. At December 31, 1999, the Company did not have any material commitments for capital expenditures. There can be no assurance that the Company will ever be able to generate product revenue or achieve or sustain profitability. The Company expects its cash, cash equivalents, and marketable securities will be adequate to cover all of its obligations for the next year.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

         The Company is exposed to some market risk through interest rates, related to its investment of its current cash, cash equivalents, and marketable securities of approximately $89.1 million at December 31, 1999. These funds are generally invested in highly liquid treasury bills, money market accounts with short-term maturities and corporate bonds. As such instruments mature and the funds are reinvested, the Company is exposed to changes in market interest rates. This risk is not considered material and the Company manages such risk by continuing to evaluate the best investment rates available for short-term high quality investments. The Company has not used derivative financial instruments in its investment portfolio.

         The Company's European operations are denominated in local currency. The Company has unhedged transaction exposures in these currencies which are not considered material. The Company has not entered into any forward foreign exchange contracts for speculative, trading or other purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SCHEDULES

         The reports of the Company's Independent Public Accountants, Financial Statements and Notes to Financial Statements appear herein commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by item 10 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

         The information called for by item 11 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by item 12 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by item 13 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


                                    PART IV.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K

(a)      1.       Financial Statements
                  Index to Financial Statements appears on Page F-1.

         2.       Financial Statement Schedules
                  The Financial Statement Schedules of fifty percent or less owned persons required to be filed by Regulation S-X are attached hereto as Exhibit 99.1.

(b)               Reports on Form 8-K
                    None

(c)               Exhibits

EXHIBIT
NUMBER          IDENTIFICATION OF EXHIBIT
------          -------------------------

 2.1 Plan of Merger and Acquisition Agreement dated July 16, 1999, by and among ILEX Oncology, Inc., Convergence Pharmaceuticals,
                Inc., Vikas Sukhatme, Raghurom Kalluri, Ralph Weichselbaum,
                Donald Kufe, Glenn C. Rice, and Tsuyneya Ohno (incorporated herein by reference to Exhibit 2.1 to the Company's Current
                Report on Form 8-K filed July 30, 1999)

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

10.1            Services Agreement dated November 18, 1994 between CTRC Research
                Foundation and the Company (Incorporated herein by reference to Exhibit 10.6 of the Company's Registration Statement No.
                333-17769 on Form S-1 filed December 12, 1996, as amended)

10.2            Covenant Not To Sue dated September 1995 between CTRC Research
                Foundation and the Company (Incorporated herein by reference to Exhibit 10.7 of the Company's Registration Statement No.
                333-17769 on Form S-1 filed December 12, 1996, as amended)

10.3            Lease Agreement dated September 1, 1995 between CTRC Research
                Foundation and the Company (Incorporated herein by reference to Exhibit 10.10 of the Company's Registration Statement No.
                333-17769 on Form S-1 filed December 12, 1996, as amended)

10.4            Commercial Industrial Sublease Agreement between TRTF/CTRCRF
                Building Corporation and the Company (Incorporated herein by reference to Exhibit 10.11 of the Company's Registration
                Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


10.5+           License Agreement [Oxypurinol] dated March 31, 1995 by and among
                BW Wellcome Co., The Welcome Foundation Limited and the Company
                (Incorporated herein by reference to Exhibit 10.14 of the Company's Registration Statement No. 333-17769 on Form S-1 filed
                December 12, 1996, as amended)

10.6+           License Agreement [Eflornithine] between ILEX Oncology, Inc. and
                Marion Merrell Dow Inc. and its subsidiaries Merrell Dow
                Pharmaceuticals Inc. and Marion Merrell Dow France Et Cie
                (Incorporated herein by reference to Exhibit 10.17 of the Company's Registration Statement No. 333-17769 on Form S-1 filed
                December 12, 1996, as amended)

10.7+           License Agreement [RP 60475] dated November 18, 1994 between
                Rhone-Poulenc Rorer S.A. and the Company (Incorporated herein by reference to Exhibit 10.20 of the Company's Registration
                Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.8+           Agreement dated November 25, 1996 between Hoffmann-La Roche,
                Inc. and the Company [RO23-7553] (Incorporated herein by reference to Exhibit 10.21 of the Company's Registration
                Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.9            Subordinated Option Agreement dated March 27, 1995 between CTRC
                Research Foundation and the Company (Incorporated herein by reference to Exhibit 10.35 of the Company's Registration
                Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.10           Employment Agreement dated November 2, 1994 between Richard L.
                Love and the Company (Incorporated herein by reference to Exhibit 10.36 of the Company's Registration Statement No.
                333-17769 on Form S-1 filed December 12, 1996, as amended)

10.11           Amendment to Employment Agreement dated April 4, 1995 between
                Richard L. Love and the Company (Incorporated herein by reference to Exhibit 10.37 of the Company's Registration
                Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.12 Amendment to Employment Agreement dated September 27, 1995 between Richard L. Love and the Company (Incorporated herein by reference to Exhibit 10.38 of the Company's Registration
                Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.13           Employment Agreement dated August 27, 1996 between Pedro
                Santabarbara, M.D., Ph.D. and the Company (Incorporated herein by reference to Exhibit 10.43 of the Company's Registration
                Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.14           Consulting Services Agreement dated March 16, 1995 between the
                Company and Charles A. Coltman, Jr., M.D. (Incorporated herein by reference to Exhibit 10.45 of the Company's Registration
                Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.15 1995 Stock Option Plan for the Company (Incorporated herein by reference to Exhibit 10.47 of the Company's Registration
                Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.16           1996 Non-Employee Director Stock Option Plan for the Company
                (Incorporated herein by reference to Exhibit 10.48 of the Company's Registration Statement No. 333-17769 on Form S-1 filed
                December 12, 1996, as amended)

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


10.17           Form of Non-Employee Director Stock Option Agreement
                (Incorporated herein by reference to Exhibit 10.49 of the Company's Registration Statement No. 333-17769 on Form S-1 filed
                December 12, 1996, as amended)

10.18 Fourth Amended and Restated Registration Rights Agreement between the Company, CTRC and the holders of the Series B, C, D and E Preferred Stock (Incorporated herein by reference to Exhibit 10.50 of the Company's Registration Statement No.
                333-17769 on Form S-1 filed December 12, 1996, as amended)

10.19           Form of Pledge Agreement between Cancer Therapy and Research
                Center Endowment and each of Gary V. Woods and Ruskin C.
                Norman, M.D. (Incorporated herein by reference to Exhibit 10.55 of the Company's Registration Statement No. 333-17769 on Form
                S-1 filed December 12, 1996, as amended)

10.20+ Exclusive License Agreement [Oxypurinol] dated November 27, 1996 between MGI Pharma, Inc. and the Company (Incorporated herein by reference to Exhibit 10.56 of the Company's Registration
                Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.21           Stock Purchase Agreement dated April 11, 1995 between Daniel Von
                Hoff and the Company (Incorporated herein by reference to Exhibit 10.58 of the Company's Registration Statement No.
                333-17769 on Form S-1 filed December 12, 1996, as amended)

10.22           Stock Purchase Agreement dated April 11, 1995 between Richard L.
                Love and the Company (Incorporated herein by reference to Exhibit 10.60 of the Company's Registration Statement No.
                333-17769 on Form S-1 filed December 12, 1996, as amended)

10.23 Promissory Note dated April 12, 1995 between Daniel Von Hoff and the Company (Incorporated herein by reference to Exhibit 10.62 of the Company's Registration Statement No. 333-17769 on Form
                S-1 filed December 12, 1996, as amended)

10.24 Promissory Note dated April 12, 1995 between Richard L. Love and the Company (Incorporated herein by reference to Exhibit 10.63 of the Company's Registration Statement No. 333-17769 on Form
                S-1 filed December 12, 1996, as amended)

10.25           Ownership Restriction Agreement dated December 11, 1996 between
                MPILEX Management, L.L.C., MPILEX Partners, L.P. and holders of units thereof (Incorporated herein by reference to Exhibit 10.66 of the Company's Registration Statement No. 333-17769 on Form
                S-1 filed December 12, 1996, as amended)

10.26           Agreement of Limited Partnership of MPILEX Partners, L.P.
                (Incorporated herein by reference to Exhibit 10.67 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.27           Regulations of MPILEX Management, L.L.C. dated December 1996
                (Incorporated herein by reference to Exhibit 10.68 of the Company's Registration Statement No. 333-17769 on Form S-1 filed
                December 12, 1996, as amended)

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


10.28           License Agreement dated December 11, 1996 between MPILEX
                Partners, L.P. and the Company (Incorporated herein by reference to Exhibit 10.69 of the Company's Registration Statement No.
                333-17769 on Form S-1 filed December 12, 1996, as amended)

10.29           Registration Rights Agreement dated July 9, 1997, between the
                Company and PRN Research, Inc. (Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed August 14, 1997)

10.30           Service Agreement dated June 30, 1997, between the Company and
                PRN Research, Inc. (Incorporated herein by reference to Exhibit
                10.4 to the Company's Quarterly Report on Form 10-Q filed August
                14, 1997)

10.31           Drug Development and Commercialization Agreement dated March 27,
                1998, between the Company and The Burnham Institute, Inc.
                (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 15, 1998)

10.32           Office Building Lease Agreement dated April 8, 1998, between the
                Company and N.W.A. Limited Partnership (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 14, 1998)

10.33           Consulting Services Agreement dated July 1, 1997, between the
                Company and Dr. Daniel D. Von Hoff, M.D.

10.34           Stock Purchase Agreement dated January 22, 1999 between the
                Company and Eli Lilly and Company (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 17, 1999)

10.35           Registration Rights Agreement dated January 22, 1999 between the
                Company and Eli Lilly and Company (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed May 17, 1999)

10.36           Letter of Credit Agreement dated April 5, 1999 between the
                Company and PFK (incorporated herein by reference to Exhibit
                10.3 to the Company's Quarterly Report on Form 10-Q filed May
                17, 1999)

10.37           Employment Agreement dated July 16, 1999 by and between ILEX
                Oncology, Inc. and Glenn C. Rice (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 16, 1999 and filed July 30, 1999)

10.38           Registration Rights Agreement dated July 16, 1999 among ILEX
                Oncology, Inc., Vikas Sukhatme, Raghuram Kalluri, Ralph
                Weichselbaum, Donald Kufe, Glenn C. Rice, Tsuneya Ohno, Stephen
                Dolezalek, Beth Israel Deaconess Medical Center and Arch
                Development Corporation (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated
                July 16, 1999 and filed July 30, 1999)

10.39           Stock Purchase Agreement dated July 16, 1999 by and between ILEX
                Oncology, Inc. and each of the Investors (as defined therein)
                (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed August 16, 1999)

10.40+          Distribution and Development Agreement between L&I Partners,
                L.P. and Schering AG dated August 24, 1999 (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K/A filed September 21, 1999)

10.41* Letter agreement dated September 9, 1999, between the Company and Al J. Jecminek

11.1*           Computation of Earnings Per Share

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


21.1            Subsidiaries of the Company


                                                     State of                  Names Under
                Name                                 Incorporation             Which Doing Business

                ILEX Oncology Services, Inc.         Delaware                  ILEX Services, Inc.
                ILEX Products, Inc.                  Delaware                  ILEX Products, Inc.
                Convergence Pharmaceuticals, Inc.    Delaware                  ILEX Products Research Division
                ILEX Services Limited                United Kingdom            ILEX Services Limited

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

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Antonio, Texas, on March 17, 2000.
                                    ILEX ONCOLOGY, INC.

                              By: /s/ RICHARD L. LOVE
                                  -----------------------
                                  Richard L. Love
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)

                              By: /s/ GREGORY L. WEAVER
                                  -------------------------
                                  Gregory L. Weaver
                                  Vice President and Chief Financial Officer
                                  (Chief Financial and Accounting Officer)

Pursuant to the requirements of Section 13 of 15(d) of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated on March 17, 2000.


                 SIGNATURE                                   TITLE

             /s/ GARY V. WOODS
-----------------------------------------
               Gary V. Woods                    Director, Chairman of the Board


            /s/ RICHARD L. LOVE
-----------------------------------------
              Richard L. Love                   President, Chief Executive Officer
                                                Director

        /s/ DANIEL D. VON HOFF, M.D.
-----------------------------------------
          Daniel D. Von Hoff, M.D               Director


             /s/ JOHN L. CASSIS
-----------------------------------------
               John L. Cassis                   Director


          /s/ A. DANA CALLOW, JR.
-----------------------------------------
            A. Dana Callow, Jr.                 Director


         /s/ RUSKIN C. NORMAN, M.D.
-----------------------------------------
           Ruskin C. Norman, M.D                Director


        /s/ JASON S. FISHERMAN, M.D.
-----------------------------------------
          Jason S. Fisherman, M.D.              Director


         /s/ JOSEPH S. BAILES, M.D.
-----------------------------------------
           Joseph S. Bailes, M.D.               Director


          /s/ GLENN C. RICE, PH.D.
-----------------------------------------
            Glenn C. Rice, Ph.D                 Director

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                      Page

Report of Independent Public Accountants                                                                F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998                                            F-3

Consolidated Statements of Operations - For the Years Ended December 31, 1999, 1998 and
  1997
                                                                                                        F-5
Consolidated Statements of Stockholders' Equity - For the Years Ended December 31, 1999, 1998 and
  1997
                                                                                                        F-6
Consolidated Statements of Cash Flows - For the Years Ended December 31, 1999, 1998 and
  1997
                                                                                                        F-7
Notes to Consolidated Financial Statements                                                              F-8

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To ILEX Oncology, Inc.:

We have audited the accompanying consolidated balance sheets of ILEX Oncology, Inc. (a Delaware corporation), and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ILEX Oncology, Inc., and subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.



                                                         /s/ ARTHUR ANDERSEN LLP


San Antonio, Texas
February 19, 2000

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------



                           CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Shares and Per Share Amounts)

                                                                            December 31
                                                                      ----------------------
                                   ASSETS                               1999         1998
                                                                      ---------    ---------

CURRENT ASSETS:
   Cash and cash equivalents                                          $  43,477    $   5,331
   Investments in marketable securities                                  33,758       18,849
   Restricted investments                                                 1,400        1,400
   Accounts receivable, net of allowance for doubtful accounts of
     $164 and $150 in 1999 and 1998, respectively
       Billed                                                             4,414        2,477
       Unbilled                                                           2,484          863
       Employee                                                             245           --
       Related party                                                         --          208
   Prepaid expenses and other                                             1,914        1,194
                                                                      ---------    ---------

                           Total current assets                          87,692       30,322
                                                                      ---------    ---------



NONCURRENT ASSETS:
   Investments in marketable securities                                  10,216           --
   Restricted investments                                                   275          445
   Investments in and advances to-
     Research and development partnerships                               (2,534)         228
     Contract research affiliate                                             --          473
   Intangible asset, net                                                     --        6,704
   Other                                                                     --           75
                                                                      ---------    ---------

                                                                          7,957        7,925
                                                                      ---------    ---------


PROPERTY AND EQUIPMENT, at cost, net of accumulated
   depreciation of $3,242 and $1,374 in 1999 and 1998, respectively       4,705        4,441
                                                                      ---------    ---------

                           Total assets                               $ 100,354    $  42,688
                                                                      =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------



                          CONSOLIDATED BALANCE SHEETS
              (In Thousands, Except Shares and Per Share Amounts)

                                                                           December 31
                                                                     ----------------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY                1999         1998
                                                                     ----------   ---------
CURRENT LIABILITIES:
   Accounts payable-
     Related parties                                                 $     165    $     306
     Other                                                               2,462        2,000
   Accrued subcontractor costs-
     Related parties                                                       739           95
     Other                                                               1,913        1,038
   Accrued liabilities                                                   2,488          908
   Deferred revenue                                                      2,557        2,033
                                                                     ---------    ---------

               Total current liabilities                                10,324        6,380
                                                                     ---------    ---------

LONG-TERM LIABILITIES                                                      369          404
                                                                     ---------    ---------

                                                                        10,693        6,784
                                                                     ---------    ---------

COMMITMENTS AND CONTINGENCIES (see Note 16)

MINORITY INTEREST                                                        5,082           --

STOCKHOLDERS' EQUITY:
   Convertible preferred stock, $0.01 par value; 20,000,000 shares
     authorized; no shares issued or outstanding                            --           --
   Common stock, $0.01 par value; 40,000,000 shares authorized;
     21,590,425 and 12,652,593 shares issued; 21,551,425 and
     12,613,593 shares outstanding in 1999 and 1998, respectively          216          127
   Additional paid-in capital                                          163,821       67,623
   Receivables on sale of common stock                                      --          (46)
   Accumulated deficit                                                 (77,338)     (31,283)
   Deferred compensation                                                (1,603)          --
   Less - Treasury stock at cost; 39,000 shares in 1999 and 1998          (517)        (517)
                                                                     ---------    ---------

               Total stockholders' equity                               84,579       35,904
                                                                     ---------    ---------

               Total liabilities and stockholders' equity            $ 100,354    $  42,688
                                                                     =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                       Years Ended December 31
                                                  --------------------------------
                                                     1999       1998        1997
                                                  ---------   --------    --------

REVENUE:
   Product development                            $  4,407    $  4,622    $  5,027
   Contract research services                       13,457       9,650       5,903
   Licensing fees                                       --          --         300
                                                  --------    --------    --------

                      Total revenue                 17,864      14,272      11,230
                                                  --------    --------    --------

OPERATING EXPENSES:
   Research and development costs                   15,990      16,127       6,740
   Direct cost of research services                 13,227      10,875       4,587
   General and administrative                        4,063       4,354       6,691
   In-process research and development              11,124          --          --
   Special charges                                  13,882          --          --
                                                  --------    --------    --------

                      Total operating expenses      58,286      31,356      18,018
                                                  --------    --------    --------

OPERATING LOSS                                     (40,422)    (17,084)     (6,788)

OTHER INCOME (EXPENSE):
   Equity in losses of-
     Research and development partnerships          (3,824)     (4,453)     (4,295)
     Contract research affiliate                    (3,310)     (1,541)       (182)
   Interest income, net                              1,700       1,850       2,583
   Minority interest in consolidated subsidiary        (82)         --          --
                                                  --------    --------    --------

LOSS BEFORE INCOME TAXES                           (45,938)    (21,228)     (8,682)

   Provision for foreign income taxes                  117          --          --
                                                  --------    --------    --------

NET LOSS                                          $(46,055)   $(21,228)   $ (8,682)
                                                  ========    ========    ========

BASIC AND DILUTED NET LOSS PER SHARE              $  (3.04)   $  (1.71)   $   (.72)
                                                  ========    ========    ========

WEIGHTED AVERAGE NUMBER OF SHARES OF
COMMON STOCK OUTSTANDING                            15,144      12,450      12,118
                                                  ========    ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------




                                                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                   (In Thousands, except Shares Issued and Outstanding

                                                       Series A Convertible         Series B Convertible     Series C Convertible
                                                         Preferred Stock              Preferred Stock          Preferred Stock
                                                       --------------------         --------------------     --------------------
                                                         Shares      $0.01            Shares     $0.01          Shares    $0.01
                                                       Issued and     Par           Issued and     Par       Issued and     Par
                                                       Outstanding   Value          Outstanding   Value      Outstanding   Value
                                                       -----------  -------         -----------  -------     -----------  -------
BALANCES, December 31, 1996                            2,991,477    $  30           3,101,448   $  31        1,309,424   $  13
    Issuance of common shares in public offering,
      net of issuance costs                                   --       --                  --      --               --      --
    Conversion of Series A, B, C, D and E preferred
      stock to common shares                          (2,991,477)     (30)         (3,101,448)    (31)      (1,309,424)    (13)
    Exercise of stock options and warrants                    --       --                  --      --               --      --
    Issuance of common shares for collaborative
      agreement                                               --       --                  --      --               --      --
    Issuance of common shares for investment in
      European affiliate                                      --       --                  --      --               --      --
    Payments received on receivables on sale of
      common stock                                            --       --                  --      --               --      --
    Net loss                                                  --       --                  --      --               --      --
                                                     -----------    -----          ----------   -----       ----------   -----
BALANCES, December 31, 1997                                   --       --                  --      --               --      --
    Issuance of common shares for collaborative
      agreement                                               --       --                  --      --               --      --
    Stock received as a reduction in advances
      to partners                                             --       --                  --      --               --      --
    Exercise of stock options and warrants                    --       --                  --      --               --      --
    Warrants issued in payment of licensing fee               --       --                  --      --               --      --
    Collections on receivables on sale of
      common stock                                            --       --                  --      --               --      --
    Net loss                                                  --       --                  --      --               --      --
                                                     -----------    -----          ----------   -----       ----------   -----
BALANCES, December 31, 1998                                   --       --                  --      --               --      --
    Issuance of common shares in connection
      with termination of a collaborative agreement           --       --                  --      --               --      --
    Issuance of common shares for acquisition
      of company                                              --       --                  --      --               --      --
    Issuance of common shares sold in
      connection with a collaborative agreement
      for drug compound                                       --       --                  --      --               --      --
    Exercise of stock options and warrants                    --       --                  --      --               --      --
    Options issued for consulting agreements                  --       --                  --      --               --      --
    Issuance of common shares in private
      placement, net of issuance costs                        --       --                  --      --               --      --
    Issuance of common shares in secondary
      offering, net of issuance costs                         --       --                  --      --               --      --
    Payments received on receivables on sale of
      common stock                                            --       --                  --      --               --      --
    Net loss                                                  --       --                  --      --               --      --
                                                     -----------    -----          ----------   -----       ----------   -----
BALANCES, December 31, 1999                                   --    $  --                  --   $  --               --   $  --
                                                     ===========    =====          ==========   =====       ==========   =====
                                                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                   (In Thousands, except Shares Issued and Outstanding

                                                       Series D Convertible         Series E Convertible
                                                         Preferred Stock              Preferred Stock            Common Stock
                                                       --------------------         --------------------     --------------------
                                                         Shares      $0.01            Shares     $0.01          Shares    $0.01
                                                       Issued and     Par           Issued and     Par       Issued and     Par
                                                       Outstanding   Value          Outstanding   Value      Outstanding   Value
                                                       -----------  -------         -----------  -------    ------------  -------
BALANCES, December 31, 1996                              113,953      $   1             475,753   $    5       1,187,539   $  12
    Issuance of common shares in public offering,
      net of issuance costs                                   --         --                  --       --       2,700,000      27
    Conversion of Series A, B, C, D and E preferred
      stock to common shares                            (113,953)        (1)           (475,753)      (5)      7,992,055      80
    Exercise of stock options and warrants                    --         --                  --       --          70,387       1
    Issuance of common shares for collaborative
      agreement                                               --         --                  --       --         312,188       3
    Issuance of common shares for investment in
      European affiliate                                      --         --                  --       --          17,361      --
    Payments received on receivables on sale of
      common stock                                            --         --                  --       --              --      --
    Net loss                                                  --         --                  --       --              --      --
                                                        --------      -----         -----------   ------    ------------   -----

BALANCES, December 31, 1997                                   --         --                  --       --      12,279,530     123
    Issuance of common shares for collaborative
      agreement                                               --         --                  --       --         314,600       3
    Stock received as a reduction in advances
      to partners                                             --         --                  --       --         (39,000)     --
    Exercise of stock options and warrants                    --         --                  --       --          58,463       1
    Warrants issued in payment of licensing fee               --         --                  --       --              --      --
    Collections on receivables on sale of
      common stock                                            --         --                  --       --              --      --
    Net loss                                                  --         --                  --       --              --      --
                                                        --------      -----         -----------   ------    ------------   -----

BALANCES, December 31, 1998                                   --         --                  --       --      12,613,593     127
    Issuance of common shares in connection
      with termination of a collaborative agreement           --         --                  --       --         629,200       6
    Issuance of common shares for acquisition
      of company                                              --         --                  --       --       1,000,000      10
    Issuance of common shares sold in
      connection with a collaborative agreement
      for drug compound                                       --         --                  --       --         218,858       2
    Exercise of stock options and warrants                    --         --                  --       --         500,574       5
    Options issued for consulting agreements                  --         --                  --       --              --      --
    Issuance of common shares in private
      placement, net of issuance costs                        --         --                  --       --       2,389,200      24
    Issuance of common shares in secondary
      offering, net of issuance costs                         --         --                  --       --       4,200,000      42
    Payments received on receivables on sale of
      common stock                                            --         --                  --       --              --      --
    Net loss                                                  --         --                  --       --              --      --
                                                        --------      -----         -----------   ------    ------------   -----
BALANCES, December 31, 1999                                   --      $  --                  --   $   --      21,551,425   $ 216
                                                        ========      =====         ===========   ======    ============   =====




                                                                     Receivables
                                                          Additional  on Sale
                                                           Paid-In   of Common   Accumulated      Deferred       Treasury
                                                           Capital     Stock      Deficit       Compensation       Stock     Total
                                                          ---------- ----------- ------------   ------------     --------- --------
BALANCES, December 31, 1996                                $ 26,218   $ (111)    $ (1,373)        $    --         $  --    $ 24,826
    Issuance of common shares in public offering,
      net of issuance costs                                  29,135       --           --              --            --      29,162
    Conversion of Series A, B, C, D and E preferred
      stock to common shares                                     --       --           --              --            --          --
    Exercise of stock options and warrants                      163       --           --              --            --         164
    Issuance of common shares for collaborative
      agreement                                               5,296       --           --              --            --       5,299
    Issuance of common shares for investment in
      European affiliate                                        278       --           --              --            --         278
    Payments received on receivables on sale of
      common stock                                               --       29           --              --                        29
    Net loss                                                     --       --       (8,682)             --            --      (8,682)
                                                           --------   ------     --------        --------         -----    --------

BALANCES, December 31, 1997                                  61,090      (82)     (10,055)             --            --      51,076
    Issuance of common shares for collaborative
      agreement                                               3,104       --           --              --            --       3,107
    Stock received as a reduction in advances
      to partners                                                --       --           --              --          (517)       (517)
    Exercise of stock options and warrants                      286       --           --              --            --         287
    Warrants issued in payment of licensing fee               3,143       --           --              --            --       3,143
    Collections on receivables on sale of
      common stock                                               --       36           --              --            --          36
    Net loss                                                     --       --      (21,228)             --            --     (21,228)
                                                           --------   ------     --------        --------         -----    --------


BALANCES, December 31, 1998                                  67,623      (46)     (31,283)             --          (517)     35,904
    Issuance of common shares in connection
      with termination of a collaborative agreement           6,286       --           --              --            --       6,292
    Issuance of common shares for acquisition
      of company                                              9,928       --           --              --            --       9,938
    Issuance of common shares sold in
      connection with a collaborative agreement
      for drug compound                                       2,498       --           --              --            --       2,500
    Exercise of stock options and warrants                      874       --           --              --            --         879
    Options issued for consulting agreements                  2,167       --           --          (1,603)           --         564
    Issuance of common shares in private
      placement, net of issuance costs                       19,976       --           --              --            --      20,000
    Issuance of common shares in secondary
      offering, net of issuance costs                        54,469       --           --              --            --      54,511
    Payments received on receivables on sale of
      common stock                                               --       46           --              --            --          46
    Net loss                                                     --       --      (46,055)             --            --     (46,055)
                                                           --------   ------     --------        --------         -----    --------

BALANCES, December 31, 1999                                $163,821   $   --     $(77,338)       $ (1,603)        $(517)   $ 84,579
                                                           ========   ======     ========        ========         =====    ========

       The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                   Years Ended December 31
                                                                             --------------------------------
                                                                               1999         1998         1997
                                                                             ---------    ---------    ------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $(46,055)   $(21,228)   $ (8,682)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                            2,226       2,076         967
       Special charges                                                         13,882          --          --
       In-process research and development                                     11,124          --          --
       Net activity of research and development partnerships and
         contract research affiliate                                            4,426         435       4,477
       Minority interest                                                           82          --          --
       Deferred compensation expense for consultants options                      564          --          --
       Valuation of warrant issued in payment of licensing fees                    --       3,143          --
       Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable, net                     (3,622)       (143)     (3,589)
           (Increase) decrease in prepaid expenses and other                     (443)       (474)        327
           Increase in other noncurrent assets                                     75         (75)         --
           Increase in accounts payable and accrued liabilities                 1,468       1,473       1,071
           Increase in deferred revenue                                           524       1,105         398
           Increase (decrease) in other long-term liabilities                     (35)        (29)        207
                                                                             --------    --------    --------

                   Net cash used in operating activities                      (15,784)    (13,717)     (4,824)
                                                                             --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net activity of marketable securities' transactions                        (25,125)        417      (2,144)
   Net activity in restricted investments                                         170      (1,120)        100
   Purchase of property and equipment                                          (1,723)     (2,708)     (2,047)
   Advances to research and development partnerships and contract research
     affiliate                                                                 (1,000)       (519)     (2,736)
   Acquisitions, net of cash acquired                                            (328)         --          --
                                                                             --------    --------    --------

                   Net cash used in investing activities                      (28,006)     (3,930)     (6,827)
                                                                             --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock for cash, net of issuance costs                    77,011          --      29,076
   Proceeds from sale of subsidiary's preferred stock                           5,000          --          --
   Exercise of options and warrants                                               879         287         164
   Collections of receivables on sale of common stock                              46          36          29
   Payment of note payable assumed in acquisition                              (1,000)         --          --
                                                                             --------    --------    --------

                   Net cash provided by financing activities                   81,936         323      29,269
                                                                             --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         $ 38,146    $(17,324)   $ 17,618

CASH AND CASH EQUIVALENTS, beginning of year                                    5,331      22,655       5,037
                                                                             --------    --------    --------

CASH AND CASH EQUIVALENTS, end of year                                       $ 43,477    $  5,331    $ 22,655
                                                                             ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for -
     Interest                                                                $     --    $     --    $     --
     Income taxes                                                                  --          --          --



              The accompanying notes are an integral part of these
                       consolidated financial statements.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share Information, Per Share Information or As Otherwise Indicated)

1.  ORGANIZATION AND OPERATIONS

ILEX Oncology, Inc. (the Company), was incorporated in December 1993 under the laws of the State of Delaware. The Company is a drug development company that is focused on oncology through its subsidiaries: ILEX Products, Inc. (ILEX Products) and ILEX Oncology Services, Inc. (ILEX Services). ILEX Products is focused in the areas of identification, development, manufacturing and regulatory approval of oncology compounds to develop cancer therapeutics and build a chemoprevention product platform. ILEX Services manages the preclinical research and clinical trials for our own product candidates, as well as oncology products being developed by other companies.

In December 1996, the Company entered into an agreement with MPI Enterprises, L.L.C. (MPI) in order to form a drug development joint venture, which has been fully consolidated (see Note 4). In June 1999, ILEX Services acquired certain assets and liabilities of Pharma Forschung Kaufbeuren GmbH (PFK), a European contract research affiliate, through its new wholly owned subsidiary ILEX Services Limited (Services Ltd.), which now provides the Company with two locations from which European clinical trials will be managed and supported:
Edinburgh, Scotland and Guildford, England (see Note 4). In July 1999, the Company acquired Convergence Pharmaceutical, Inc. (Convergence), a Boston, Massachusetts company, and its portfolio of angiogenesis inhibitors (see Note
6).

The accompanying consolidated financial statements include the accounts of ILEX Oncology, Inc., and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 1999 presentation.

Currently, the Company has no products available for sale. The Company does have seven drugs in clinical development and several product candidates in late preclinical research. All of the product rights are either acquired or in-licensed. The Company has not generated any revenues from product sales to date, and there can be no assurance that revenues from product sales will be achieved. Accordingly, the Company has incurred net losses to date.

The Company's ability to achieve a profitable level of operations in the future will depend in large part on the ability to complete development of its compounds, obtaining regulatory approvals for such compounds, commercializing these potential products through marketing agreements with other companies or, if the Company chooses, marketing such compounds independently, successfully manufacturing such compounds, achieving market acceptance of such compounds and expanding its contract research services business. There can be no assurance that the Company will be successful in developing such compounds, obtaining such approvals, bringing such compounds to market, developing sales, marketing or distribution capabilities, manufacturing such products, generating market acceptance or expanding its contract research services business.

During 1999, the Company received $77,011 in net proceeds from common stock offerings including common stock sold in connection with a collaborative agreement for a drug compound. Additionally, the Company received $5,000 from the sale of preferred stock of a subsidiary. These transactions provide additional funding to expand preclinical research and clinical trials, potential acquisitions of complementary technologies, products or companies, and for general corporate purposes (see Note 8). However, the Company may require substantial additional funds to conduct research and development, to further develop its potential pharmaceutical products, to manufacture and market any pharmaceutical products that may be developed and to expand its contract research service business (see Note 18). The Company expects its capital and operating expenditures to increase substantially over the next several years. The Company's current sources of funding are derived from its collaborative agreements with its strategic partners, its contract research services, existing cash and cash equivalents and investments in marketable securities. The Company believes that its collaborative agreements with strategic partners, its contract research services, existing cash and cash equivalents and investments in marketable securities will satisfy its cash requirements for the foreseeable future. There can be no assurance, however, that additional funds will be available on acceptable terms, if at all.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------




2.       SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition.

   Product Development - Revenues from drug development studies are based on the time incurred on such studies. The Company is reimbursed for investigator costs based on actual costs incurred or predetermined rates together with out-of-pocket costs incurred during the performance of the study. Revenues related to milestone payments of the drug development studies are recognized based on the completion of the milestone measurement.

   Contract Research Services - Revenues from contract research services are related to both fixed price and hourly based customer contracts and are recognized on a percentage-of-completion basis or as such services are performed.

   Licensing Fees - Revenues from the signing of licensing agreements are recognized upon the execution of the agreements as the Company has no future obligations related to the signing of the license agreement and such fees are nonrefundable.

Current Assets and Current Liabilities. The carrying value of current assets and current liabilities, excluding investments in marketable securities, approximates fair value due to the short maturity of these items.

Property and Equipment. Property and equipment are reported at cost and depreciated over the estimated useful lives of the individual assets using the straight-line method (see Note 5). Leasehold improvements represent capitalized employee salaries related to construction and other miscellaneous costs incurred to bring the leased current Good Manufacturing Practices (cGMP) facility (see
Note 14) into use, as well as improvements made to leased facilities. Leasehold improvements are amortized over the lesser of the life of the lease or the useful life of the related property. Expenditures for maintenance and repairs are charged to expense as incurred. The estimated lives used in computing depreciation and amortization are as follows:

            Office equipment                     3 - 10 years
            Lab equipment                        5 - 10 years
            Leasehold improvements               2 - 15 years

Deferred Revenue. Deferred revenue represents advances for services not yet rendered under fixed fee contract services and billings in excess of revenue recognized, and should be realized within six months to one year.

Investments in Marketable Securities. At December 31, 1999 and 1998, marketable debt securities have been categorized as held to maturity and are stated at amortized cost, as these securities have staggered maturity dates, and management of the Company does not intend to liquidate these securities before maturity. Marketable debt securities with an original maturity of less than one year are classified in the balance sheet as current assets, while securities with a maturity of greater than one year are classified as noncurrent assets. The fair value of marketable securities is based on currently published market quotations (see Note 3).

Credit Risk and Major Customer. The Company places its excess temporary cash and cash equivalents in a money market account with a high quality financial institution. At times, such amounts may be in excess of the FDIC insurance limit. The Company's accounts receivable are primarily from pharmaceutical and biotechnology companies. Based on the Company's evaluation of the collectibility of these accounts receivable, an allowance for doubtful accounts of $164 and $150 was necessary at December 31, 1999 and 1998, respectively. The Company believes the exposure to credit risk related to the remaining accounts receivable is minimal.

For the years ended December 31, 1999, 1998 and 1997, the Company's top five customers accounted for 65 percent, 78 percent and 51 percent of total revenue, respectively. The following table represents total revenue in excess of ten percent from significant customers:

  December 31, 1999      December 31, 1998     December 31, 1997
  -----------------      -----------------     -----------------
   $4,330       24%        $3,615     25%      $  2,143     19%
    3,006       17%         2,714     19%         1,700     15%
    1,868       10%         2,149     15%
                            1,901     13%

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------



Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Income Taxes. The Company has incurred losses since inception for both book and tax purposes. The tax provision recorded in 1999 relates to amounts accrued for the Company's wholly owned subsidiary acquired during 1999 which operates in the United Kingdom.

Statements of Cash Flows. The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

Noncash financing and investing activities for the years ended December 31, 1999, 1998 and 1997, include the following:

                                                                      1999     1998     1997
                                                                     ------   ------   ------

Conversion of preferred stock into common stock                      $   --   $   --   $   80

Contribution payable to MPILEX Partners, L.P. (MPILEX)                   --       --       11

Contribution made to MPILEX as a reduction in accounts receivable        --       --    1,089

Issuance of common stock for investment in PFK GmbH (PFK)                --       --      278

Issuance of common stock to Physician Reliance Network, Inc. (PRN)    6,292    3,107    5,299

Treasury shares received from MPILEX as a reduction in advances
   to research and development partnerships                              --      517       --

Issuance of common stock for acquisition                              9,938       --       --

Assets acquired in acquisition                                          774       --       --

Liabilities assumed in acquisition                                    2,199       --       --

Settlement of accounts payable through acquisition                      566       --       --


Foreign Currency Translation. Services Ltd. is a wholly owned subsidiary of ILEX Services based in the United Kingdom. The financial statements of Services Ltd. were prepared in British pounds and translated to United States (U.S.) dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of operations. Translation adjustments were insignificant for the year ended December 31, 1999.

Net Loss Per Share. Basic net loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted net loss per share is equal to basic net loss per share, as the effect of all common stock equivalents is antidilutive.


3.   INVESTMENTS IN MARKETABLE SECURITIES

At December 31, 1999 and 1998, the following marketable securities due within one year were classified as current assets:

                                                                1999                       1998
                                                       -----------------------    -----------------------
                                                         Cost       Fair Value      Cost       Fair Value
                                                       --------     ----------    ---------    ----------
Government agency securities                           $     --       $     --    $   2,885      $  2,885
                                                       ========       ========    =========      ========

Corporate securities                                   $  33,050      $ 32,991    $  15,964      $ 15,955
                                                       =========      ========    =========      ========

U.S. Treasury securities                               $     150      $    150    $     150      $    150
                                                       =========      ========    =========      ========

Foreign government securities                          $     708      $    706    $     --       $     --
                                                       =========      ========    ========       ========

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------



At December 31, 1999 and 1998, the following marketable securities with a maturity greater than one year were classified as noncurrent assets:

                                                  1999                         1998
                                      ---------------------------   ---------------------------
                                           Cost       Fair Value       Cost         Fair Value
                                      ------------   ------------   ------------   ------------
U.S. Treasury securities              $        275   $        279   $        445   $        446
                                      ============   ============   ============   ============

Corporate securities                  $     10,216   $     10,164   $          -   $          -
                                      ============   ============   ============   ============

Gross unrealized holding gains and losses at December 31, 1999, were approximately $18 and $127, respectively. Gross unrealized holding gains and losses at December 31, 1998, were approximately $7 and $15, respectively. Amounts related to U.S. Treasury securities which are classified as restricted investments and are attributable to collateral for a lease commitment, are included in their respective investment categories (see Note 10 and 14).

4. INVESTMENTS IN AND ADVANCES TO RESEARCH AND DEVELOPMENT PARTNERSHIPS AND CONTRACT RESEARCH AFFILIATE

In December 1996, the Company entered into an agreement with MPI, for an equally owned joint venture, MPILEX, for research collaboration endeavors. At December 31, 1998, as a result of making contributions to MPILEX in excess of MPI's contributions, the Company had a majority ownership interest in and controlling interest of MPILEX. The activity for the venture has been fully consolidated in the Company's 1999 and 1998 operating results with all significant intercompany transactions and accounts being eliminated.

In May 1997, the Company entered into an agreement with LeukoSite, Inc. (LeukoSite), now Millennium Pharmaceutical, Inc. (Millennium), for an equally owned joint venture, L&I Partners, L.P. (L&I), for research collaboration endeavors. The Company accounts for its investment in L&I using the equity method of accounting. The following is summarized financial information for L&I as of and for the period ended December 31, 1999, 1998 and 1997:

                                      Summarized Income Statement Information

                                     1999           1998         1997
                                     ----           ----         ----
                                 (Unaudited)

Revenue                          $  3,750       $      -      $      -
Operating expenses                 11,339          7,784         6,722
Operating loss                     (7,589)        (7,784)       (6,722)
Net loss                           (7,686)        (7,716)       (6,716)

                                       Summarized Balance Sheet Information

                                                 1999          1998
                                                 ----          ----
                                             (Unaudited)

Assets                                       $  2,899       $     64
Liabilities                                     9,279            737
                                             --------       --------

Partners' equity                             $ (6,380)      $   (673)
                                             ========       ========

In August 1999, L&I entered into an agreement which grants Schering AG exclusive marketing and distribution rights to CAMPATH(R) in the U.S., Europe, and the rest of the world except Japan and East Asia, where ILEX and Millennium have retained rights. The agreement provides that Schering will advance to the partnership up to $30 million to L&I for the rights to CAMPATH(R) and for the achievement of certain regulatory milestones. Profits from the sale of CAMPATH in the U.S. will be shared equally between ILEX, Millennium, and Schering's U.S. affiliate, Berlex Laboratories, Inc. For sales made in the rest of the territory, Schering AG will make royalty payments equivalent to the rate of profit sharing expected in the U.S.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------





In September 1997, the Company entered into an agreement with PFK, a German contract research organization, to purchase a 30 percent equity interest in PFK. In 1998, the Company purchased an additional 10 percent equity interest in PFK for a cash payment of $519, bringing the Company's total ownership interest in PFK to 40 percent. In June 1999, ILEX Services acquired certain assets and liabilities of the former PFK offices in the United Kingdom through its wholly owned subsidiary, Services Ltd. The acquisition, for $541, was accounted for as a purchase and provides ILEX Services with two locations from which European clinical trials will be managed and supported: Edinburgh, Scotland, and Guildford, England. Also on June 1, 1999, ILEX Services incurred one-time exit costs of approximately $2.9 million in letter of credit guarantee funding costs and a write-off of its remaining investment in PFK. While the Company continues to hold a 40 percent interest in PFK, management believes the funding provided to PFK under the letter of credit is uncollectible and, accordingly, has expensed such amount as additional losses attributable to its contract research affiliate.

5.   PROPERTY AND EQUIPMENT

Property and equipment are composed of the following:

                                               December 31,
                                            ------------------
                                              1999       1998
                                            -------    -------
Office equipment                            $ 5,188    $ 4,208
Lab equipment                                 2,147      1,252
Leasehold improvements                          612        355
                                            -------    -------
                                              7,947      5,815
Accumulated depreciation and amortization    (3,242)    (1,374)
                                            -------    -------
Net property and equipment                  $ 4,705    $ 4,441
                                            =======    =======

6.   ACQUISITION OF CONVERGENCE

On July 16, 1999, the Company acquired Convergence, of Boston, Massachusetts, a privately held research-based pharmaceutical company with an emerging portfolio of angiogenesis and DNA repair inhibitors. The acquisition has been accounted for using the purchase method of accounting. Under the terms of the agreement, ILEX acquired Convergence in exchange for 1 million shares of the Company's common stock, and an additional earn-out of up to 1 million shares to be issued to Convergence's founders if certain development milestones are met. The Company also assumed $1.0 million in Convergence debt as part of the purchase. Accordingly, the Company has included the results of operations for Convergence from the date of acquisition. Subsequent to the purchase of Convergence by the Company, the note was called and the Company paid the principal sum of this note together with the accrued interest.

Concurrent with the acquisition, the Company entered into four consulting agreements with the founders of Convergence. The agreements specify compensation levels and grant the four founders of Convergence the option to purchase a total of 100,000 shares of the Company's common stock at an exercise price of $9.94. The options vest at the rate of 25 percent per year beginning in July 2000. The fair value of the options is recorded as deferred compensation as a separate component of stockholders' equity and adjusted to current market value on a quarterly basis. Deferred compensation is being amortized to expense over the vesting period of the options. At December 31, 1999, using an option-pricing model, the fair value of the options was calculated as approximately $2.2 million, and the Company had recognized approximately $564 in consulting expense.

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

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


The Income Approach was the primary technique utilized in valuing the purchased research and development projects. The value assigned to these projects was limited because technological feasibility had not been established; including development, testing and regulatory activities associated with the introduction of projected product launches. The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The independent appraisal also considered the fact that the existing know-how diminishes in value over time as new technologies are developed and changes in market conditions render current products and methodologies obsolete. The assumptions underlying the cash flow projections used were derived primarily from investment banking reports, historical results, company records and discussions with management.

Revenue estimates for each in-process project were developed by management based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors. Due to the technological and economic risks associated with the developmental projects, a discount rate of 100 percent was used to discount cash flows from the in-process products. The Company believes that the foregoing assumptions used in the purchase price allocation were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate revenue, development costs or profitability or the events associated with such projects will transpire as estimated. For these reasons, actual results may vary from projected results. The most significant and uncertain assumptions relating to the in-process projects relate to the projected timing of completion and revenues attributable to each project.

The following table reflects unaudited pro forma combined results of operations of ILEX, Convergence and Services Ltd. as if the acquisitions had occurred on January 1, 1999 and 1998 (see Note 4). Such pro forma information is presented for informational purposes only and is not necessarily indicative of the consolidated results that would have been achieved had the acquisition actually been consummated at January 1, 1999 and 1998.

                                                December 31,
                                          ----------------------
                                             1999         1998
                                          ---------    ---------

Total revenue                             $  18,662    $  15,822
Net loss                                  $ (46,686)   $ (21,864)
Basic loss per share                      $   (3.08)   $   (1.76)

7.   MINORITY INTEREST

On September 23, 1999, ILEX Services issued 290,867 shares of Series A convertible preferred stock for $5 million to Impath, Inc. The preferred stock is convertible to the Company's common stock based upon a computation set forth in the certificate of designation for the preferred stock. The preferred stock is entitled to liquidation preferences over the ILEX Service's preferred stock. The preferred stock is eligible for dividends at an annual rate of $1.031 per share. Dividends are accrued monthly and will be paid to the stockholders annually in arrears beginning in September 2000, when and as declared by ILEX Services' board of directors. A member of the Company's board of directors also serves as a member of the board of directors of Impath, Inc.

At December 31, 1999, the convertible preferred stock is reflected as minority interest on the Company's consolidated balance sheet. The corresponding dividends are reflected as minority interest in consolidated subsidiary on the Company's consolidated statements of operations.

8.   STOCKHOLDERS' EQUITY

In April 1995, certain consultants and employees of the Company exercised rights to purchase, in aggregate, 1,187,481 shares of common stock pursuant to their respective consulting or employment agreements for $208. A portion of this amount was paid in cash and the Company financed the remaining balance. The remaining notes receivable were repaid in 1999.

In February 1997, the Company completed the issuance of an additional 2.7 million common shares through a public offering, resulting in net proceeds (after deducting issuance costs) of $29.2 million. In connection with the public offering, the board of directors approved an approximate 1.75 for 1 reverse stock split of the Company's common stock effective upon the effective date of the public offering. All common stock, convertible preferred stock, options, warrants

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------




and per share information included in the accompanying consolidated financial statements were adjusted to give retroactive effect to the split. All of the outstanding Series A, Series B, Series C, Series D and Series E convertible preferred stock were converted into 7,992,055 shares of common stock at the date of the public offering. In September 1997, the Company acquired a 30 percent equity interest in PFK, a German contract research organization, followed by an additional investment of 10 percent in 1998. This purchase was effected through the issuance of 17,361 common shares and cash payments of $1.4 million and $519 in 1997 and 1998, respectively.

In December 1998, the Company received 39,000 shares of its own stock from MPILEX as payment for contract research services rendered by the Company. The cost of the stock at the date of payment was $517 and was recorded as treasury stock in the accompanying consolidated financial statements.

In January 1999, the Company entered into a development and licensing agreement for an oncology compound with a pharmaceutical company. In March 1999, the pharmaceutical company purchased $2.5 million of common stock of the Company (see Note 12).

In July 1999, the Company completed a $20 million private placement of 2,389,200 shares of common stock. The shares were sold at a 15 percent discount from the average 30-day trading price prior to closing.

In November 1999, the Company completed an underwritten public offering of its common stock pursuant to which 4.2 million shares were sold by the Company. The number of shares sold by the Company includes the underwriters' exercise of their overallotment option. Proceeds, net of offering costs, to the Company from this offering were approximately $54.5 million.

9.   STOCK OPTIONS AND STOCK PURCHASE WARRANTS

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, FAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company has adopted FAS 123 and has elected to remain with the accounting prescribed by APB 25. The Company has made the required disclosures prescribed by FAS 123.

During 1995, the Company adopted a stock option plan (the Plan). Under the Plan, stock options may be granted to key employees and consultants of the Company as approved by a committee of the Company's board of directors. Originally, the Company had reserved 570,904 shares of common stock for issuance in accordance with the Plan. In May 1998, the Company increased the number of authorized shares of common stock reserved for issuance under the Plan to 1.8 million. Stock options vest pursuant to the individual stock option agreements, usually 25 percent per year beginning one year from the date of grant, with unexercised options expiring ten years from the date of grant. As of December 31, 1999, options covering 311,619 shares have been exercised under this plan and options covering 301,139 shares have expired.

In October 1996, the Company adopted a nonemployee directors' stock option plan (the Directors' Plan). Under the Directors' Plan, each nonemployee director is granted a one-time option equaling 17,128 shares of common stock. In October 1996, December 1996, August 1997, and February 1998 the nonemployee directors were granted 102,768, 17,128, 17,128, and 30,000 options, respectively, exercisable at $7.01, $7.01, $16.50, and $8.63 per share, respectively. These options vest at 1/48 per month, with unexercised options expiring ten years from the date of grant. During both 1997 and 1998, 17,128 of these options were forfeited when nonemployee directors resigned their positions with the Company. As of December 31, 1999, no options covering shares under this plan have been exercised.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------




A summary of the status of the Company's fixed stock option plans for the years ended December 31, 1999, 1998 and 1997, and changes during these years on those dates is presented below:

                                                 December 31, 1999         December 31, 1998         December 31, 1997
                                              ---------------------    ----------------------    ---------------------
                                                           Weighted                  Weighted                  Weighted
                                                            Average                   Average                   Average
                                                           Exercise                  Exercise                  Exercise
                                               Shares       Price       Shares        Price       Shares        Price
                                              ----------  ---------    ----------   ---------    ---------    ---------

Outstanding, beginning of year                 1,178,736    $  8.56       972,258     $  7.74      688,680      $  4.21
Granted                                          492,530      11.02       396,514       10.37      380,730        12.96
Exercised                                       (184,181)      4.77       (58,463)       5.12      (68,975)        2.20
Forfeited                                       (175,644)     10.25      (131,573)      10.09      (28,177)        5.79
                                                --------    -------    ----------     -------      -------      -------

Outstanding, end of year                       1,311,441    $  9.71     1,178,736     $  8.56      972,258      $  7.74
                                              ==========    =======    ==========     =======      =======      =======

Options exercisable at end of year               458,050    $  7.67       401,144     $  5.65      232,256      $  3.77
                                              ==========    =======    ===========    =======      =======      =======

Weighted average fair value of options
   granted during the year                                  $  6.31                   $  7.07                   $ 10.39
                                                            =======                   =======                   =======

The following table summarizes the information about fixed stock options outstanding at December 31, 1999:

                                         Options Outstanding                         Options Exercisable
                           ---------------------------------------------------   ----------------------------
                                               Weighted                               Number         Weighted
                                                Average            Weighted       Exercisable at      Average
                              Number           Remaining           Average         December 31,      Exercise
    Exercise Prices        Outstanding     Contractual Life     Exercise Price           1999           Price
    ---------------        -----------     ----------------     --------------   -------------     ----------

$0.18 - $3.86                  184,797         1.9 years            $  3.50           168,194         $  3.50
$3.87 - $7.73                  201,875         4.5 years            $  7.06           132,184         $  7.05
$7.74 - $11.60                 556,107         7.7 years            $  9.69            57,261         $  8.90
$11.61 - $15.47                228,791         6.2 years            $ 12.97            47,315         $ 13.01
$15.48 - $19.34                139,871         4.8 years            $ 16.51            53,096         $ 16.34
                          ------------                                           ------------

                             1,311,441         5.8 years            $  9.71           458,050         $  7.67
                          ============                                           ============

Had compensation cost for the Company's stock-based compensation plans been determined on the fair value of the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                     December 31
                                          -----------------------------------
                                            1999         1998          1997
                                          ---------    ---------     --------

Net loss              As reported          $(46,055)   $(21,228)      $(8,682)

                      Pro forma            $(48,362)   $(22,900)      $(9,468)

Loss per share        As reported          $  (3.04)   $  (1.71)      $ (0.72)

                      Pro forma            $  (3.20)   $  (1.84)      $ (0.78)

For options granted in 1999, 1998 and 1997, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0 percent for all years; expected volatility of 72.57 percent, 81.89 percent and
62.18 percent in 1999, 1998 and 1997, respectively; risk free interest rate of
5.875 percent, 4.5 percent and 6.3 percent in 1999, 1998 and 1997, respectively. The expected life of the options granted for 1999 is 3.78 years, and the expected life of the options granted for 1998 and 1997 was the term to expiration.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


In connection with the private placement of Series B convertible preferred stock, the Company issued a warrant for the purchase of 97,044 shares of common stock at approximately $3.50 per share. The Company's management determined the value of the warrant issued was immaterial to the financial position and results of operations of the Company. The value of the warrants was based on the exercise price of the warrant and the fair value of the Company's common stock at the date of issuance as well as the terms of the warrant issued. The warrant may be exercised in whole at any time or in part from time to time, prior to its expiration in September 2000. In December 1999, a cashless exercise of these warrants was executed for shares totaling 80,918. As of December 31, 1999, all outstanding warrants were exercised.

In connection with the private placement of Series C convertible preferred stock, the Company issued 355,913 warrants for the purchase of common stock at approximately $8.76 per share to the Series C convertible preferred stockholders. The value of the warrants issued were immaterial based on the exercise price of the warrants and the fair value of the Company's common stock on the date the warrants were issued. As such, no amount was attributed to the warrants. The warrants may be exercised in whole at any time or in part from time to time, prior to their expiration in July 2001. The exercise price of these warrants is subject to an adjustment if the Company issues common stock subsequent to the date of the warrants at a price per share less than the exercise price of the warrants. As a result of the Company's private placement in July 1999 (see Note 8), the exercise price of the warrants was adjusted to $8.71. During 1999, two warrant holders completed a cashless exercise of warrants for shares totaling 6,259. As of December 31, 1999, 344,672 of these warrants remain unexercised.

In March 1998, the Company entered into an agreement with a drug development institute to license a compound for development by the Company. The agreement called for an initial payment of $250 and a warrant to purchase 590,113 shares of the Company's common stock. Using the Black-Scholes pricing model, the value of the warrant was determined to be $3,143. In 1999, all outstanding warrants were exchanged for shares totaling 229,216 via a cashless exercise.

10.  SPECIAL CHARGES

The Company recorded special charges totaling $13.9 million in the second quarter of 1999. As discussed below, these charges include the recognition of $12.3 million of costs associated with the termination of the Company's agreements with PRN and $1.6 million of charges related to other items.

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

The remaining $1.6 million in special charges is comprised of a $750 accrual for a debt guarantee of an unaffiliated site management organization which management determined to be uncollectible, a $350 write-down of computer equipment, and an approximate $500 write-off of an operating lease commitment for manufacturing equipment which management has determined will not be utilized.

11.  RELATED-PARTY TRANSACTIONS

CTRC Research Foundation (CTRC Research), a stockholder of the Company, performs certain administrative and technical support services for the Company. For the years ended December 31, 1999, 1998 and 1997, the Company paid CTRC Research approximately $190, $672, and $832, respectively, for these services and reimbursement of salaries and benefits. As described in Note 14, the Company has lease agreements with CTRC Research for labs and the cGMP

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


facility. For the years ended December 31, 1999, 1998 and 1997, the Company paid CTRC Research approximately $439, $280, and $94, respectively, related to these lease agreements. At December 31, 1999 and 1998, the Company had payables to CTRC Research amounting to $92, related to the aforementioned services and lease agreements.

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

During 1999, the Company had outstanding receivables from employees related to the exercise of stock options, which are repaid prior to the transfer of stock. Additionally, during the year the Company made an interest free loan to an officer of the Company, which was repaid prior to year-end.

Subcontractors provide the Company with consulting services and preclinical and clinical testing related to certain of its contracts. Such costs may be included in either research and development costs or subcontractor costs in the accompanying consolidated financial statements. For the years ended December 31, 1999, 1998 and 1997, the Company incurred the following related-party expenses for subcontracting costs:


                                                              December 31
                                                     ------------------------------
                                                       1999        1998      1997
                                                     --------    --------  --------

CTRC Research                                        $  1,037    $    699  $    486
Director of the Company                                   312         323       388
Stockholders                                              350          63       305
Company owned by officer/director of the Company            -           -     1,654
PRN                                                       223         649       540
US Oncology                                                28           -         -
MPI                                                         -           -        21
PFK                                                       175       1,084       404
                                                     --------    --------  --------
                                                     $  2,125    $  2,818  $  3,798
                                                     ========    ========  ========

At December 31, 1999 and 1998, the following subcontractor costs were payable to related parties:

                                December 31
                             ----------------
                               1999     1998
                             -------   ------

    CTRC Research            $   428   $    -
    PRN                          225       95
    US Oncology                   86        -
                             -------   ------

                             $   739   $   95
                             =======   ======

During 1999 and 1998, the Company performed contract research services on behalf of L&I and MPILEX, the Company's research and development partnerships. For the years ended December 31, 1999, 1998 and 1997, the Company recorded the following revenues related to these services:

                                                 December 31
                                      ------------------------------
                                       1999       1998       1997
                                      --------   --------   --------

L&I                                   $  4,330   $  3,615   $    952

MPILEX                                       -        851      1,421

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------



12.  LICENSING AGREEMENTS

In 1994, the Company obtained two licensing agreements for oncology compounds from CTRC Research. During 1995 and 1996, the Company entered into six additional licensing agreements. All of the licensing agreements grant the Company the right to develop and market the oncology compounds covered by such agreements and to license the rights to such compounds to other third parties.

Under the terms of the agreements, the Company is required to pay upfront fees and/or annual fees, as defined in the agreements. In addition, the Company must also pay royalties upon commercialization of the compounds. Under certain agreements, the Company is required to make milestone payments, as defined in the agreements. At December 31, 1999, the Company had not attained any of the events that require a milestone payment.

During 1998, the Company entered into an agreement with a drug development institute to license a compound for development by the Company. The agreement called for an initial payment and a warrant to purchase shares of the Company's common stock. (See Note 9.) The agreement also requires subsequent payments to the drug development institute at the attainment of various milestones. At December 31, 1999, the Company had not attained any of the events that require a milestone payment.

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

13.  EMPLOYEE BENEFITS:

The Company has an employee benefit plan and trust for certain employees who meet specified length of service requirements. The plan qualifies under Section 401(k) of the Internal Revenue Code as a salary reduction plan. Employees may elect to contribute a certain percentage of their salary on a before-tax basis. Employees are immediately fully vested in their contributions and begin vesting in employer contributions after one year of service, as defined in the plan document. The plan is a defined contribution plan with employer contributions made solely at the discretion of the board of directors. Since adoption of the plan, the Company has made no employer contributions. For the years ended December 31, 1999, 1998 and 1997, administrative expenses incurred by the Company related to this plan were not significant. The Company does not provide postretirement benefits or postemployment benefits to its employees.

14.  OPERATING LEASES

The Company has several noncancelable operating leases for office space, equipment and the cGMP facility. Rent expense associated with these leases was approximately $1,421, $904, and $885 for the years ended December 31, 1999, 1998 and 1997, respectively. As described in Note 11, one of the leases is with CTRC Research, a related party.

During 1995, the Company entered into a lease agreement with a non-profit corporation controlled by CTRC Research and the Texas Research Park Foundation for the use of the cGMP facility. The cGMP facility will be utilized for the manufacturing of oncology drugs. Under the terms of the lease agreement, which expires in 2010, the Company is required to make monthly payments, which commenced in 1998. The payments are based on a fixed monthly rate plus a percentage of gross sales, as defined in the agreement.

In February 1996, the Company entered into a noncancelable lease agreement for equipment to be used in the cGMP facility. The lease required the Company to make monthly payments of approximately $16 and was to expire in 2001. Under the terms of the agreement, the Company maintained $425 in the form of securities as collateral for the equipment. During 1999, the Company expensed the remaining balance of the lease commitment (see Note 10). Additionally, in

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------



January 2000, the Company paid the balance of the lease commitment, and the securities held as collateral were released to the Company.

At December 31, 1999, future minimum lease payments under all operating leases are as follows:

                                     Related
                                      Party     Other       Total
                                     -------   --------    -------

Year ending December 31-
  2000                               $  159    $ 1,507     $  1,666
  2001                                  159      1,551        1,710
  2002                                  159      1,345        1,504
  2003                                  159      1,372        1,531
  2004                                  159        403          562
  Thereafter                            891      1,169        2,060

15.  INCOME TAXES

As of December 31, 1999, the Company had net operating loss (NOL) carryforwards of approximately $60 million for U.S. federal income tax purposes which are available to reduce future taxable income will expire in 2010 through 2019. The tax effects of significant temporary differences representing deferred income tax assets and liabilities are as follows as of December 31, 1999 and 1998:


                                                       December 31
                                                   -------------------
                                                     1999       1998
                                                   --------   --------

Net operating loss carryforward                    $ 20,342   $  9,584
Expense provisions                                      341        182
Other tax differences, net                            1,686         (4)
Valuation allowance                                 (22,369)    (9,762)
                                                   --------   --------

        Total deferred income tax assets           $      -   $      -
                                                   ========   ========

The valuation allowance as of December 31, 1999 and 1998, represents tax benefits, primarily NOL carryforwards, which were not realizable at that date.

For December 31, 1999, the Company's tax provision of $117 relates solely to foreign (UK) operations. Otherwise, the Company has not provided any U.S. deferred income taxes or UK withholding taxes on the undistributed earnings of its UK subsidiary based on the determination that such earnings will be indefinitely reinvested. At December 31, 1999, the cumulative undistributed earnings of this subsidiary were approximately $240. If such earnings were not considered indefinitely reinvested, deferred U.S. and UK withholding taxes would have been provided after consideration of foreign tax credits.

The availability of the NOL and credit carryforwards to reduce U.S. federal taxable income is subject to various limitations under the Internal Revenue Code of 1986 (the Code), as amended, in the event of a greater than 50 percent ownership change as defined in Section 382 of the Code during the applicable three-year period. As of December 31, 1999, the Company had incurred such an ownership change. However, the Company does not believe that this change in ownership significantly impacts the Company's ability to utilize its NOL and tax credit carryforwards as of December 31, 1999, because the amount of the cumulative limitation (based upon the Company's current market capitalization) during the carryforward period exceeds the total amount of NOL and tax credit carryforwards.

16.  COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party will have a material adverse effect on the Company's financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------



claim or proceeding would not have a material adverse effect on the Company's results of operations for the period in which such resolution occurred.

During 1998, the Company guaranteed a $1.0 million line of credit for Clinical Research Group, Inc. (CRG). The guarantee gave the Company access to a network of clinical sites managed by CRG. The guarantee is limited for a period of three years beginning in May 1998 and ending in May 2001. If the guarantee comes to redemption, the Company will obtain an ownership interest in CRG in accordance with the guarantee agreement. Under the terms of the agreement, the Company maintained $1.25 million in the form of securities as collateral for the guarantee. During 1999, the Company expensed $750 related to this guarantee as part of a special charge (see Note 10). At December 31, 1999, the Company had yet to fund the guarantee, however management believes that it will be funded during 2000 and is considered uncollectible.

17.  SEGMENT REPORTING

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

The Company has reclassified certain prior year income statement amounts between its two operating segments for purposes of comparability with current year presentation. The effect of these reclassifications for the year ended December 31, 1998 is to increase research & development costs by $618, increase the cost of contract research services by $1,562, and to reduce corporate general & administrative costs by $2,180.

The accounting policies of the segments are the same as those of the Company. The Company evaluates performance based on the profit or loss from operations before income taxes.

                          Selected Segment Information

                                       Services    Products      Total
                                       --------    --------    --------

For the Year Ended December 31, 1999

Revenue from external customers        $ 13,457    $  4,407    $ 17,864
Intersegment revenue                     11,322          --      11,322
                                       --------    --------    --------
    Total revenue                        24,779       4,407      29,186

Direct costs                             20,165      20,374      40,539
In-process research and development          --      11,124      11,124
Special charges                          12,847           8      12,855
                                       --------    --------    --------

Segment operating loss                   (8,233)    (27,099)    (35,332)

Equity in losses of partnerships         (3,310)     (3,824)     (7,134)
                                       --------    --------    --------

Segment net loss                       $(11,543)   $(30,923)   $(42,466)
                                       ========    ========    ========

For the Year Ended December 31, 1998

Revenue from external customers        $  9,650    $  4,622    $ 14,272
Intersegment revenue                      7,513          --       7,513
                                       --------    --------    --------
    Total revenue                        17,163       4,622      21,785

Direct costs                             17,015      17,500      34,515
                                       --------    --------    --------
Segment operating income (loss)             148     (12,878)    (12,730)

Equity in losses of partnerships         (1,541)     (4,453)     (5,994)
                                       --------    --------    --------

Segment net income (loss)              $ (1,393)   $(17,331)   $(18,724)
                                       ========    ========    ========

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------




                                           Services    Products     Total
                                           --------    --------    --------

For the Year Ended December 31, 1997

Revenue                                    $  5,903    $  5,327    $ 11,230

Direct costs                                  4,587       6,740      11,327
                                           --------    --------    --------

Segment operating income (loss)               1,316      (1,413)        (97)

Equity in losses of partnerships               (182)     (4,295)     (4,477)
                                           --------    --------    --------

Segment net income (loss)                  $  1,134    $ (5,708)   $ (4,574)
                                           ========    ========    ========


          Reconciliation of Segment Information to Consolidated Totals

                                                                 For the Years Ended
                                                                     December 31
                                                        ---------------------------------
                                                          1999        1998        1997
                                                        --------    --------    --------

Research and Development Costs:
    Reportable products segment direct costs            $ 20,374    $ 17,500    $  6,740
    Elimination of intersegment gross profit              (4,384)     (1,373)         --
                                                        --------    --------    --------

      Consolidated research and development costs       $ 15,990    $ 16,127    $  6,740
                                                        ========    ========    ========

CRO Costs:
    Reportable services segment direct costs            $ 20,165    $ 17,015    $  4,587
    Elimination of intersegment expenses                  (6,938)     (6,140)         --
                                                        --------    --------    --------

       Consolidated direct costs of research services   $ 13,227    $ 10,875    $  4,587
                                                        ========    ========    ========

Operating net loss:
   Reportable segment operating loss                    $(35,332)   $(12,730)   $    (97)
   Corporate general and administrative expenses          (4,063)     (4,354)     (6,691)
   Special charges                                        (1,027)         --          --
                                                        --------    --------    --------


Consolidated operating loss                             $(40,422)   $(17,084)   $ (6,788)
                                                        ========    ========    ========

Net income (loss)-
   Reportable segment net loss                          $(42,466)   $(18,724)   $ (4,574)
   Corporate general and administrative expenses          (4,063)     (4,354)     (6,691)
   Special charges                                        (1,027)         --          --

   Interest income, net                                    1,700       1,850       2,583
   Minority interest                                         (82)         --          --

   Foreign income taxes                                     (117)         --          --
                                                        --------    --------    --------


Consolidated net loss                                   $(46,055)   $(21,228)   $ (8,682)
                                                        ========    ========    ========


18.  SUBSEQUENT EVENT (UNAUDITED)

In March 2000, the Company entered into definitive agreements to sell 3.0 million shares of its common stock at $45 per share to selected institutional and other accredited investors. Gross proceeds to the Company are expected to be approximately $135 million. Net proceeds to the Company are expected to be approximately $127 million. The transaction is expected to close during the first quarter of 2000. ILEX intends to use its share of the proceeds from the private placement to accelerate its clinical trials and preclinical research, with a particular focus on its late-stage clinical product candidates and preclinical angiogenesis inhibitors, as well as for potential acquisitions of complementary technologies, products, companies and for general corporate purposes.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------



                               INDEX TO EXHIBITS



EXHIBIT
NUMBER          DESCRIPTIONS
------          ------------

 2.1 Plan of Merger and Acquisition Agreement dated July 16, 1999, by and among ILEX Oncology, Inc., Convergence Pharmaceuticals,
                Inc., Vikas Sukhatme, Raghurom Kalluri, Ralph Weichselbaum,
                Donald Kufe, Glenn C. Rice, and Tsuyneya Ohno (incorporated herein by reference to Exhibit 2.1 to the Company's Current
                Report on Form 8-K filed July 30, 1999)

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

10.1            Services Agreement dated November 18, 1994 between CTRC Research
                Foundation and the Company (Incorporated herein by reference to Exhibit 10.6 of the Company's Registration Statement No.
                333-17769 on Form S-1 filed December 12, 1996, as amended)

10.2            Covenant Not To Sue dated September 1995 between CTRC Research
                Foundation and the Company (Incorporated herein by reference to Exhibit 10.7 of the Company's Registration Statement No.
                333-17769 on Form S-1 filed December 12, 1996, as amended)

10.3            Lease Agreement dated September 1, 1995 between CTRC Research
                Foundation and the Company (Incorporated herein by reference to Exhibit 10.10 of the Company's Registration Statement No.
                333-17769 on Form S-1 filed December 12, 1996, as amended)

10.4            Commercial Industrial Sublease Agreement between TRTF/CTRCRF
                Building Corporation and the Company (Incorporated herein by reference to Exhibit 10.11 of the Company's Registration
                Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


10.5+           License Agreement [Oxypurinol] dated March 31, 1995 by and among
                BW Welcome Co., The Welcome Foundation Limited and the Company
                (Incorporated herein by reference to Exhibit 10.14 of the Company's Registration Statement No. 333-17769 on Form S-1 filed
                December 12, 1996, as amended)

10.6+           License Agreement [Eflornithine] between ILEX Oncology, Inc. and
                Marion Merrell Dow Inc. and its subsidiaries Merrell Dow
                Pharmaceuticals Inc. and Marion Merrell Dow France Et Cie
                (Incorporated herein by reference to Exhibit 10.17 of the Company's Registration Statement No. 333-17769 on Form S-1 filed
                December 12, 1996, as amended)

10.7+           License Agreement [RP 60475] dated November 18, 1994 between
                Rhone-Poulenc Rorer S.A. and the Company (Incorporated herein by reference to Exhibit 10.20 of the Company's Registration
                Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.8+           Agreement dated November 25, 1996 between Hoffmann-La Roche,
                Inc. and the Company [RO23-7553] (Incorporated herein by reference to Exhibit 10.21 of the Company's Registration
                Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.9            Subordinated Option Agreement dated March 27, 1995 between CTRC
                Research Foundation and the Company (Incorporated herein by reference to Exhibit 10.35 of the Company's Registration
                Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.10           Employment Agreement dated November 2, 1994 between Richard L.
                Love and the Company (Incorporated herein by reference to Exhibit 10.36 of the Company's Registration Statement No.
                333-17769 on Form S-1 filed December 12, 1996, as amended)

10.11           Amendment to Employment Agreement dated April 4, 1995 between
                Richard L. Love and the Company (Incorporated herein by reference to Exhibit 10.37 of the Company's Registration
                Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.12 Amendment to Employment Agreement dated September 27, 1995 between Richard L. Love and the Company (Incorporated herein by reference to Exhibit 10.38 of the Company's Registration
                Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.13           Employment Agreement dated August 27, 1996 between Pedro
                Santabarbara, M.D., Ph.D. and the Company (Incorporated herein by reference to Exhibit 10.43 of the Company's Registration
                Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.14           Consulting Services Agreement dated March 16, 1995 between the
                Company and Charles A. Coltman, Jr., M.D. (Incorporated herein by reference to Exhibit 10.45 of the Company's Registration
                Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.15 1995 Stock Option Plan for the Company (Incorporated herein by reference to Exhibit 10.47 of the Company's Registration
                Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.16           1996 Non-Employee Director Stock Option Plan for the Company
                (Incorporated herein by reference to Exhibit 10.48 of the Company's Registration Statement No. 333-17769 on Form S-1 filed
                December 12, 1996, as amended)

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------



10.17           Form of Non-Employee Director Stock Option Agreement
                (Incorporated herein by reference to Exhibit 10.49 of the Company's Registration Statement No. 333-17769 on Form S-1 filed
                December 12, 1996, as amended)

10.18 Fourth Amended and Restated Registration Rights Agreement between the Company, CTRC and the holders of the Series B, C, D and E Preferred Stock (Incorporated herein by reference to Exhibit 10.50 of the Company's Registration Statement No.
                333-17769 on Form S-1 filed December 12, 1996, as amended)

10.19           Form of Pledge Agreement between Cancer Therapy and Research
                Center Endowment and each of Gary V. Woods, and Ruskin C.
                Norman, M.D. (Incorporated herein by reference to Exhibit 10.55 of the Company's Registration Statement No. 333-17769 on Form
                S-1 filed December 12, 1996, as amended)

10.20+ Exclusive License Agreement [Oxypurinol] dated November 27, 1996 between MGI Pharma, Inc. and the Company (Incorporated herein by reference to Exhibit 10.56 of the Company's Registration
                Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.21           Stock Purchase Agreement dated April 11, 1995 between Daniel Von
                Hoff and the Company (Incorporated herein by reference to Exhibit 10.58 of the Company's Registration Statement No.
                333-17769 on Form S-1 filed December 12, 1996, as amended)

10.22           Stock Purchase Agreement dated April 11, 1995 between Richard L.
                Love and the Company (Incorporated herein by reference to Exhibit 10.60 of the Company's Registration Statement No.
                333-17769 on Form S-1 filed December 12, 1996, as amended)

10.23 Promissory Note dated April 12, 1995 between Daniel Von Hoff and the Company (Incorporated herein by reference to Exhibit 10.62 of the Company's Registration Statement No. 333-17769 on Form
                S-1 filed December 12, 1996, as amended)

10.24 Promissory Note dated April 12, 1995 between Richard L. Love and the Company (Incorporated herein by reference to Exhibit 10.63 of the Company's Registration Statement No. 333-17769 on Form
                S-1 filed December 12, 1996, as amended)

10.25           Ownership Restriction Agreement dated December 11, 1996 between
                MPILEX Management, L.L.C., MPILEX Partners, L.P. and holders of units thereof (Incorporated herein by reference to Exhibit 10.66 of the Company's Registration Statement No. 333-17769 on Form
                S-1 filed December 12, 1996, as amended)

10.26           Agreement of Limited Partnership of MPILEX Partners, L.P. among
                MPILEX Management, L.L.C. (Incorporated herein by reference to Exhibit 10.67 of the Company's Registration Statement No.
                333-17769 on Form S-1 filed December 12, 1996, as amended)

10.27           Regulations of MPILEX Management, L.L.C. dated December 1996
                (Incorporated herein by reference to Exhibit 10.68 of the Company's Registration Statement No. 333-17769 on Form S-1 filed
                December 12, 1996, as amended)

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


10.28           License Agreement dated December 11, 1996 between MPILEX
                Partners, L.P. and the Company (Incorporated herein by reference to Exhibit 10.69 of the Company's Registration Statement No.
                333-17769 on Form S-1 filed December 12, 1996, as amended)

10.29           Registration Rights Agreement dated July 9, 1997, between the
                Company and PRN Research, Inc. (Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed August 14, 1997)

10.30           Service Agreement dated June 30, 1997, between the Company and
                PRN Research, Inc. (Incorporated herein by reference to Exhibit
                10.4 to the Company's Quarterly Report on Form 10-Q filed August
                14, 1997)

10.31           Drug Development and Commercialization Agreement dated March 27,
                1998, between the Company and The Burnham Institute, Inc.
                (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 15, 1998)

10.32           Office Building Lease Agreement dated April 8, 1998, between the
                Company and N.W.A. Limited Partnership (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 14, 1998)

10.33           Consulting Services Agreement dated July 1, 1997, between the
                Company and Dr. Daniel D. Von Hoff, M.D.

10.34           Stock Purchase Agreement dated January 22, 1999 between the
                Company and Eli Lilly and Company (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 17, 1999)

10.35           Registration Rights Agreement dated January 22, 1999 between the
                Company and Eli Lilly and Company (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed May 17, 1999)

10.36           Letter of Credit Agreement dated April 5, 1999 between the
                Company and PFK (incorporated herein by reference to Exhibit
                10.3 to the Company's Quarterly Report on Form 10-Q filed May
                17, 1999)

10.37           Employment Agreement dated July 16, 1999 by and between ILEX
                Oncology, Inc. and Glenn C. Rice (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 16, 1999 and filed July 30, 1999)

10.38           Registration Rights Agreement dated July 16, 1999 among ILEX
                Oncology, Inc., Vikas Sukhatme, Raghuram Kalluri, Ralph
                Weichselbaum, Donald Kufe, Glenn C. Rice, Tsuneya Ohno, Stephen
                Dolezalek, Beth Israel Deaconess Medical Center and Arch
                Development Corporation (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated
                July 16, 1999 and filed July 30, 1999)

10.39           Stock Purchase Agreement dated July 16, 1999 by and between ILEX
                Oncology, Inc. and each of the Investors (as defined therein)
                (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed August 16, 1999)

10.40+          Distribution and Development Agreement between L&I Partners,
                L.P. and Schering AG dated August 24, 1999 (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K/A filed September 21, 1999)

10.41* Letter agreement dated September 9, 1999, between the Company and Al J. Jecminek.

11.1*           Computation of Earnings Per Share

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------



21.1            Subsidiaries of the Company


                                                     State of                  Names Under
                Name                                 Incorporation             Which Doing Business
                ----                                 -------------             --------------------
                ILEX Oncology Services, Inc.         Delaware                  ILEX Services, Inc.
                ILEX Products, Inc.                  Delaware                  ILEX Products, Inc.
                Convergence Pharmaceuticals, Inc.    Delaware                  ILEX Products Research Division
                ILEX Services Limited                United Kingdom            ILEX Services Limited

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