Form 10-K405/A
period 1999-12-31
ILEX ONCOLOGY INC
filed 2000-03-24
CIK 1001915

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------


                                  FORM 10-K/A

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

                                     PART I.


         This Annual Report on Form 10-K/A is identical to the Annual Report on Form 10-K filed by the Registrant March 20, 2000. The Registrant is refiling this Form 10-K/A to incorporate it by reference into a previously effective Registration Statement.


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

10.32           Office Building Lease Agreement dated April 8, 1998, between the
                Company and N.W.A. Limited Partnership (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 14, 1998)

10.33           Consulting Services Agreement dated July 1, 1997, between the
                Company and Dr. Daniel D. Von Hoff, M.D. (Incorporated herein by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

10.34           Stock Purchase Agreement dated January 22, 1999 between the
                Company and Eli Lilly and Company (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 17, 1999)

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

10.40+          Distribution and Development Agreement between L&I Partners,
                L.P. and Schering AG dated August 24, 1999 (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K/A filed September 21, 1999)

10.41** Letter agreement dated September 9, 1999, between the Company and Al J. Jecminek

11.1**          Computation of Earnings Per Share

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

23*             Consent of Arthur Andersen LLP

24.1*           Power of Attorney (included on signature page)

27**            Financial Data Schedule

99.1**          Financial Statements of L&I Partners, L.P.


*        Filed herewith.
**       Filed previously
+        Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

ILEX ONCOLOGY, INC.
1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Antonio, Texas, on March 23, 2000.
                                    ILEX ONCOLOGY, INC.

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

Pursuant to the requirements of Section 13 of 15(d) of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated on March 23, 2000.


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

10.32           Office Building Lease Agreement dated April 8, 1998, between the
                Company and N.W.A. Limited Partnership (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 14, 1998)

10.33           Consulting Services Agreement dated July 1, 1997, between the
                Company and Dr. Daniel D. Von Hoff, M.D. (Incorporated herein by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

10.34           Stock Purchase Agreement dated January 22, 1999 between the
                Company and Eli Lilly and Company (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 17, 1999)

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

10.40+          Distribution and Development Agreement between L&I Partners,
                L.P. and Schering AG dated August 24, 1999 (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K/A filed September 21, 1999)

10.41** Letter agreement dated September 9, 1999, between the Company and Al J. Jecminek.

11.1**          Computation of Earnings Per Share

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

23*             Consent of Arthur Andersen LLP

24.1*           Power of Attorney (included on signature page)

27**            Financial Data Schedule

99.1**          Financial Statements of L&I Partners, L.P.


*        Filed herewith.
**       Filed previously
+        Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.