Form 10-K405/A
period 1999-12-31
ILEX ONCOLOGY INC
filed 2000-04-07
CIK 1001915

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K/A
      (MARK ONE)
          X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from            to
                                            ---------    -----------

                         Commission file number 0-22147

                               ILEX ONCOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                   74-2699185
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

     11550 I.H. 10 WEST, SUITE 100
           SAN ANTONIO, TEXAS                            78230
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (210) 949-8200

                                ----------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS:                     NAME OF EXCHANGE ON WHICH REGISTERED:
--------------------                     -------------------------------------
    COMMON STOCK,                        NATIONAL ASSOCIATION OF SECURITIES
   $.01 PAR VALUE                        DEALERS AUTOMATED QUOTATION SYSTEM

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
                                                                    ----

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

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. X .
           ---
     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF MARCH 6, 2000 IS 21,793,682.

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

1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

                                    PART II.
                                    --------

ITEM 8. FINANCIAL STATEMENTS AND SCHEDULES

     The reports of the Company's Independent Public Accountants, Financial Statements and Notes to Financial Statements appear herein commencing on page F-1.

                                    PART IV.
                                    --------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements Index to Financial Statements appears on Page
          F-1.

     2. Financial Statement Schedules The Financial Statement Schedules of fifty percent or less owned persons required to be filed by Regulation S-X are attached hereto as Exhibit 99.1.

(b)       Reports on Form 8-K None

(c)       Exhibits

EXHIBIT
NUMBER    IDENTIFICATION OF EXHIBIT
-------   -------------------------
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

1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


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

1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


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

** Previously filed.

+ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

1999 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Antonio, Texas, on April 6, 2000.


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

Pursuant to the requirements of Section 13 of 15(d) of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated on April 6, 2000.

                 SIGNATURE                         TITLE
                 ---------                         -----
             /s/ GARY V. WOODS
             ----------------------------
                 Gary V. Woods               Director, Chairman of the Board


             /s/ RICHARD L. LOVE
             ----------------------------
                 Richard L. Love             President, Chief Executive Officer
                                             Director

             /s/ DANIEL D. VON HOFF, M.D.
             ----------------------------
                 Daniel D. Von Hoff, M.D     Director


             /s/ JOHN L. CASSIS
             ----------------------------
                 John L. Cassis              Director


             /s/ A. DANA CALLOW, JR.
             ----------------------------
                 A. Dana Callow, Jr.         Director


             /s/ RUSKIN C. NORMAN, M.D.
             ----------------------------
                 Ruskin C. Norman, M.D       Director


             /s/ JASON S. FISHERMAN, M.D.
             ----------------------------
                 Jason S. Fisherman, M.D.    Director


             /s/ JOSEPH S. BAILES, M.D.
             --------------------------
                 Joseph S. Bailes, M.D.      Director


            /s/ GLENN C. RICE, PH.D.
            ------------------------
                Glenn C. Rice, Ph.D          Director

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

7.   MINORITY INTEREST

On September 23, 1999, ILEX Services issued 290,867 shares of Series A convertible preferred stock for $5 million to Impath, Inc. The preferred stock is convertible to the Company's common stock based upon a computation set forth in the certificate of designation for the preferred stock. The preferred stock is entitled to liquidation preferences over the ILEX Services' common stock. The preferred stock is eligible for dividends at an annual rate of $1.031 per share. Dividends are accrued monthly and will be paid to the stockholders annually in arrears beginning in September 2000, when and as declared by ILEX Services' board of directors. A member of the Company's board of directors also serves as a member of the board of directors of Impath, Inc.

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