Form 10-Q
period 2000-03-31
ILEX ONCOLOGY INC
filed 2000-05-15
CIK 1001915

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------


                                    FORM 10-Q


    (MARK ONE)
        X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to _____________.

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

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF MAY 5, 2000 IS 25,857,873.

ILEX ONCOLOGY, INC.
MARCH 31, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

                                      INDEX


PART I. FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
         Consolidated Balance Sheets - March 31, 2000, and December 31, 1999                               3

         Consolidated Statements of Operations - Three-Month Period Ended
             March 31, 2000 and 1999                                                                       5

         Consolidated Statements of Cash Flows - Three-Month Period Ended
             March 31, 2000 and 1999                                                                       6

         Notes to Consolidated Financial Statements                                                        7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                                            10

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                  13


PART II. OTHER INFORMATION

     ITEM 2.  CHANGES IN SECURITIES                                                                       14

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                            14

SIGNATURES                                                                                                15

EXHIBIT 11 - SCHEDULE OF COMPUTATION OF NET LOSS PER SHARE                                                16

EXHIBIT 27 - FINANCIAL DATA SCHEDULE                                                                      17

ILEX ONCOLOGY, INC.
MARCH 31, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Shares and Per Share Amounts)

                                   ASSETS
                                                                               March 31,     December 31,
                                                                                 2000            1999
                                                                              ----------     -----------
                                                                             (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                  $  137,774     $   43,477
   Investments in marketable securities                                           46,582         33,758
   Restricted investments                                                          1,250          1,400
   Receivables, net of allowance for doubtful accounts of $164
       Billed                                                                      5,658          4,414
       Unbilled                                                                    2,372          2,484
       Employee                                                                       35            245
       Interest                                                                    2,075          1,338
   Prepaid expenses and other                                                        914            576
                                                                              ----------     ----------

                           Total current assets                                  196,660         87,692
                                                                              ----------     ----------


NONCURRENT ASSETS:
   Investments in marketable securities                                           29,170         10,216
   Restricted investments                                                             --            275
   Investments in and advances to -
     Research and development partnerships                                        (1,458)        (2,534)
                                                                              -----------    -----------

                                                                                  27,712          7,957
                                                                              ----------     ----------

PROPERTY AND EQUIPMENT, at cost, net of accumulated
   depreciation of $3,767 and $3,242 in 2000 and 1999, respectively                5,031          4,705
                                                                              ----------     ----------

                           Total assets                                       $  229,403     $  100,354
                                                                              ==========     ==========



        The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
MARCH 31, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


                           CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Shares and Per Share Amounts)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           March 31,     December 31,
                                                                             2000            1999
                                                                         ------------    ------------
                                                                          (Unaudited)
CURRENT LIABILITIES:
   Accounts payable -
     Related parties                                                     $         56    $        165
     Other                                                                      2,110           2,462
   Accrued subcontractor costs -
     Related parties                                                              554             739
     Other                                                                      2,111           1,913
   Accrued liabilities                                                          2,186           2,488
   Deferred revenue                                                             6,378           2,557
                                                                         ------------    ------------

               Total current liabilities                                       13,395          10,324
                                                                         ------------    ------------

LONG-TERM LIABILITIES                                                             361             369
                                                                         ------------    ------------

                                                                               13,756          10,693

COMMITMENTS AND CONTINGENCIES (see Note 7)

MINORITY INTEREST                                                               5,157           5,082

STOCKHOLDERS' EQUITY:
   Convertible preferred stock, $0.01 par value; 20,000,000 shares
     authorized; no shares issued or outstanding                                   --              --
   Common stock, $0.01 par value; 40,000,000 shares authorized;
     24,852,720 and 21,590,425 shares issued; 24,813,720 and
     21,551,425 shares outstanding in 2000 and 1999, respectively                 249             216
   Additional paid-in capital                                                 293,913         163,821
   Accumulated deficit                                                        (80,722)        (77,338)
   Deferred compensation                                                       (2,408)         (1,603)
   Accumulated other comprehensive loss                                           (25)             --
   Less - Treasury stock at cost; 39,000 shares in 2000 and 1999                 (517)           (517)
                                                                         ------------    ------------

               Total stockholders' equity                                     210,490          84,579
                                                                         ------------    ------------

               Total liabilities and stockholders' equity                $    229,403    $    100,354
                                                                         ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
MARCH 31, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                         2000           1999
                                                                    ------------    ------------

REVENUE:
   Product development                                              $      1,038    $        911
   Contract research services                                              5,576           2,536
                                                                    ------------    ------------

                      Total revenue                                        6,614           3,447
                                                                    ------------    ------------

OPERATING EXPENSES:
   Research and development costs                                          5,339           3,552
   Direct cost of research services                                        5,105           2,988
   General and administrative                                                939             871
                                                                    ------------    ------------

                      Total operating expenses                            11,383           7,411
                                                                    ------------    ------------

OPERATING LOSS                                                            (4,769)         (3,964)

OTHER INCOME (EXPENSE):
   Equity in income (losses) of-
     Research and development partnerships                                    39            (623)
     Contract research affiliate                                              --            (177)
   Interest income, net                                                    1,516             311
   Minority interest in consolidated subsidiary                              (75)            (27)
                                                                    ------------    ------------

LOSS BEFORE INCOME TAXES                                                  (3,289)         (4,480)

   Provision for foreign income taxes                                         95              --
                                                                    ------------    ------------

NET LOSS                                                            $     (3,384)   $     (4,480)
                                                                    ============    ============

BASIC AND DILUTED NET LOSS PER SHARE                                $      (0.15)   $      (0.36)
                                                                    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING             22,039          12,614
                                                                    ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
MARCH 31, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                       2000            1999
                                                                                   ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                       $     (3,384)   $     (4,480)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                        525             647
       Net activity of research and development partnership and
         contract research affiliate                                                     (1,076)           (109)
       Minority interest                                                                     75              --
       Deferred compensation expense for consultants options                                976              --
       Changes in operating assets and liabilities:
           Increase in receivables, net                                                  (1,659)           (833)
           Increase in prepaid expenses and other                                          (338)           (221)
           Increase in other noncurrent assets                                               --               5
           (Decrease) increase in accounts payable and accrued liabilities                 (750)            383
           Increase (decrease) in deferred revenue                                        3,821            (103)
           Decrease in other long-term liabilities                                           (8)             --
                                                                                   ------------    ------------

                   Net cash used in operating activities                                 (1,818)         (4,711)
                                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net activity of marketable securities' transactions                                  (31,778)           (312)
   Net activity in restricted investments                                                   425              --
   Acquisitions, net of cash acquired                                                      (136)             --
   Purchase of property and equipment                                                      (715)           (571)
                                                                                   ------------    ------------

                   Net cash used in investing activities                                (32,204)           (883)
                                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock for cash, net of issuance costs                             127,272           2,533
   Collection of receivables on sale of common stock                                         --              46
   Exercise of options and warrants                                                       1,072              --
                                                                                   ------------    ------------

                   Net cash provided by financing activities                            128,344           2,579
                                                                                   ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                (25)             --

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               $     94,297    $     (3,015)

CASH AND CASH EQUIVALENTS, beginning of period                                           43,477           6,581
                                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                                           $    137,774    $      3,566
                                                                                   ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for-
     Interest                                                                      $         --    $         --
     Income taxes                                                                            --              --



        The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
MARCH 31, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share Information, Per Share Information or As Otherwise Indicated)

1.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying interim Consolidated Financial Statements presented herein include the accounts of ILEX Oncology, Inc. and its subsidiaries ("the Company" or "ILEX"). All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, all adjustments which are necessary for a fair presentation of financial position and results of operations have been made.

It is recommended that these interim consolidated financial statements are read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   MERGERS AND ACQUISITIONS

In March 2000, ILEX Oncology Services, Inc. ("ILEX Services") signed a multiyear services agreement with British Biotech plc to provide contracted drug development services to complete the ongoing clinical development of the drug, marimastat, in North America. In conjunction with the signing of the agreement, ILEX Services acquired the assets of the Annapolis, Maryland office of British Biotech for approximately $136.

3.   STOCKHOLDERS' EQUITY

In March 2000, the Company sold 3.0 million shares of its common stock at $45 per share to selected institutional and other accredited investors. Gross proceeds to the Company were approximately $135 million. Net proceeds to the Company were approximately $127 million. ILEX intends to use the proceeds from the private placement to accelerate its clinical trials and preclinical research, with a particular focus on its late-stage clinical product candidates and preclinical angiogenesis inhibitors, as well as for potential acquisitions of complementary technologies, products, companies and for general corporate purposes.

4.   STATEMENTS OF CASH FLOWS

Non-cash financing and investing activities include the following:

                                                    Three Months Ended
                                                         March 31,
                                                     2000         1999
                                                   ---------    --------
    Cashless exercise of warrants                  $       2    $     --

5.   COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The following table presents the components of the Company's comprehensive income.

                                                    Three Months Ended
                                                         March 31,
                                                     2000         1999
                                                   ---------    --------
    Net loss                                       $  (3,384)   $ (4,480)
    Other comprehensive loss:
       Currency translation adjustments                  (25)         --
                                                   ---------    --------

    Comprehensive loss                             $  (3,409)   $ (4,480)
                                                   =========    ========

ILEX ONCOLOGY, INC.
MARCH 31, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


6.   LOSS PER SHARE

Diluted net loss per share is equal to basic net loss per share as the effect of all common stock equivalents is antidilutive.

7.   LICENSING AGREEMENTS

In 1998, ILEX entered into a development agreement with Symphar S.A., a Swiss company, for the development of APOMINE(TM) (SR-45023A). ILEX and Symphar S.A. share rights to this compound under this agreement. In March 2000, Symphar S.A. and ILEX amended their development agreement dated May 29, 1998, to allow the Company to make a cash payment in the amount of $1.0 million in exchange for Symphar's commitment not to exercise its exclusive right to commercialize APOMINE with any third party for a period of one year ending April 1, 2001. This payment was made in April 2000 and is creditable towards the Company's Development Services commitment under the original agreement.

8.   INVESTMENTS IN AND ADVANCES TO RESEARCH AND DEVELOPMENT PARTNERSHIPS

In May 1997, the Company entered into an agreement with LeukoSite, Inc. ("LeukoSite"), now Millennium Pharmaceuticals, Inc. (Millennium), for an equally owned joint venture, L&I Partners, L.P. ("L&I"), for research collaboration endeavors. The Company accounts for its investment in L&I using the equity method of accounting. In March 2000, the joint venture changed its name to Millennium & ILEX Partners, L.P. ("M&I"). The following is summarized financial information for M&I (unaudited):

                     Summarized Income Statement Information

                                                Three Months Ended
                                                      March 31,
                                                2000            1999
                                              --------        --------

Revenue                                       $  2,185        $    -
Operating expenses                               1,967           1,286
Operating income (loss)                            218          (1,286)
Net income (loss)                                   79          (1,285)

                      Summarized Balance Sheet Information

                                              March 31,      December 31,
                                                2000            1999
                                              ---------      ------------

Assets                                        $  6,026        $  1,649
Liabilities                                     12,307           8,029
                                              --------        --------

Partners' equity                              $ (6,281)       $ (6,380)
                                              ========        ========

9.   EMPLOYEE BENEFITS

The Company has an employee benefit plan and trust for certain employees who meet specified length of service requirements. The plan qualifies under Section 401(k) of the Internal Revenue Code as a salary reduction plan. Employees may elect to contribute a certain percentage of their salary on a before-tax basis. Employees are immediately fully vested in their contributions and begin vesting in employer contributions after one year of service, as defined in the plan document. In January 2000, the Company elected to begin making voluntary contributions to employee accounts.

10.  SEGMENT REPORTING

The Company has two reportable segments: ILEX Products and ILEX Services. ILEX Products develops proprietary compounds for the treatment and prevention of cancer. ILEX Services provides contract research services for the development, manufacturing, and regulatory approval of oncology compounds. The Company's reportable segments are strategic business units that are managed separately, as each business requires different technology and marketing strategies.

ILEX ONCOLOGY, INC.
MARCH 31, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

The Company has reclassified certain prior year income statement amounts between its two operating segments for purposes of comparability with current year presentation. The effect of these reclassifications for the quarter ended March 31, 1999 is to increase the cost of contract research services by $144, and to decrease corporate general & administrative costs by $144. The accounting policies of the segments are the same as those of the Company. The Company evaluates performance based on the profit or loss from operations before income taxes.

                          Selected Segment Information

                                                      Three Months Ended March 31, 2000
                                                --------------------------------------------
                                                  Services        Products          Total
                                                ------------    ------------    ------------
Revenue from external customers                 $      5,576    $      1,038    $      6,614
Intersegment revenue                                   2,413              --           2,413
                                                ------------    ------------    ------------
    Total revenue                                      7,989           1,038           9,027

Direct costs                                           6,275           6,582          12,857
                                                ------------    ------------    ------------

Segment operating income (loss)                        1,714          (5,544)         (3,830)

Equity in income of partnership                           --              39              39
                                                ------------    ------------    ------------

Segment net income (loss)                       $      1,714    $     (5,505)   $     (3,791)
                                                ============    ============    ============

Total Assets                                    $     19,719    $        822    $     20,541
   Corporate                                                                         273,650
   Elimination of intersegment balances                                              (64,788)
                                                                                ------------
Consolidated total assets                                                       $    229,403
                                                                                ============


                                                      Three Months Ended March 31, 1999
                                                --------------------------------------------
                                                  Services        Products          Total
                                                ------------    ------------    ------------
Revenue from external customers                 $      2,536    $        911    $      3,447
Intersegment revenue                                   3,222              --           3,222
                                                ------------    ------------    ------------
    Total revenue                                      5,758             911           6,669

Direct costs                                           5,184           4,578           9,762
                                                ------------    ------------    ------------

Segment operating income (loss)                          574          (3,667)         (3,093)

Equity in losses of partnerships                        (177)           (623)           (800)
                                                ------------    ------------    ------------

Segment net income (loss)                       $        397    $     (4,290)   $     (3,893)
                                                ============    ============    ============

Total Assets                                    $     14,873    $      1,081    $     15,954
   Corporate                                                                          53,052
   Elimination of intersegment balances                                              (28,286)
                                                                                ------------
Consolidated total assets                                                       $     40,720
                                                                                ============


          Reconciliation of Segment Information to Consolidated Totals

                                                               Three Months Ended
                                                                    March 31,
                                                          ----------------------------
                                                              2000            1999
                                                          ------------    ------------

Research and development costs:
    Reportable products segment direct costs              $      6,582    $      4,578
    Elimination of intersegment gross profit                    (1,243)         (1,026)
                                                          ------------    ------------
      Consolidated research and development costs         $      5,339    $      3,552
                                                          ============    ============

ILEX ONCOLOGY, INC.
MARCH 31, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

                                                                     Three Months Ended
                                                                         March 31,
                                                               ----------------------------
                                                                   2000            1999
                                                               ------------    ------------
CRO costs:
    Reportable services segment direct costs                   $      6,275    $      5,184
    Elimination of intersegment expenses                             (1,170)         (2,196)
                                                               ------------    ------------
     Consolidated direct costs of research services            $      5,105    $      2,988
                                                               ============    ============

Operating net loss:
   Reportable segment operating loss                           $     (3,830)   $     (3,093)
   Corporate general and administrative expenses                       (939)           (871)
                                                               ------------    ------------
     Consolidated operating loss                               $     (4,769)   $     (3,964)
                                                               ============    ============

Net loss:
   Reportable segment net loss                                 $     (3,791)   $     (3,893)
   Corporate general and administrative expenses                       (939)           (871)
   Interest income, net                                               1,516             311
   Minority interest                                                    (75)            (27)
   Foreign income taxes                                                 (95)             --
                                                               ------------    ------------

Consolidated net loss                                          $     (3,384)   $     (4,480)
                                                               ============    ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is included to describe the Company's financial position and results of operations for the three month period ended March 31, 2000. The Consolidated Financial Statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

         We operate through two reportable segments: ILEX Products, through which we develop our own portfolio of anticancer compounds, and ILEX Services, which is our full service oncology-focused contract research organization ("CRO"). ILEX Services manages the preclinical research and clinical trials for our own product candidates as well as oncology products being developed by other companies. In addition to building our expertise in cancer drug development, our CRO business generates revenue, reduces our cost to perform our own research and development, and gives us access to product in-licensing opportunities.

         We are continuing to progress with our lead product candidate, CAMPATH(R) (alemtuzumab), being developed in partnership with Millennium Pharmaceuticals, Inc. The partnership, Millennium & ILEX Partners, L.P. ("M&I Partners") submitted the Biologics License Application ("BLA") to the U.S. Food and Drug Administration ("FDA") for CAMPATH in December 1999, was accepted for filing in February 2000. CAMPATH is an investigational humanized monoclonal antibody. It has received "fast track" designation from the FDA. The FDA has granted orphan drug designation to CAMPATH.

         Additionally, the Marketing Authorization Application (MAA) for CAMPATH has been accepted for review in April 2000 by the European Agency for the Evaluation of Medicinal Products (EMEA). The application, which was submitted in late March, will be reviewed under the EMEA's centralized procedure, required for biotechnology products. The application is based largely on the results of a pivotal clinical trial, which were first reported at the European Haematology Association meeting in Barcelona, Spain in June 1999.

         We currently have no products available for sale. We have incurred losses since inception and had an accumulated deficit through March 31, 2000 of $80.7 million. Our losses have resulted primarily from product development activities, including in-licensing of products for which we pay fees, and related administrative expenses. We expect to continue to incur operating losses for the next several years. To date we have not generated any significant revenue from the sale of our drug candidates.

ILEX ONCOLOGY, INC.
MARCH 31, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

     Our revenue for the foreseeable future will be limited to product development funding under our collaborative relationships, our CRO revenue, interest income, and other miscellaneous income. In addition, if marketing approval is received from the FDA with respect to our lead product candidate, CAMPATH, and if CAMPATH is successfully commercialized, we will receive a portion of the profits generated by its sale. M&I Partners may not obtain marketing approval of CAMPATH, successfully commercialize it, or ever generate profits from its sale.

     Most of the development of CAMPATH has been conducted by us on behalf of M&I Partners. M&I Partners pays us for these services. We have historically accounted for these CAMPATH development activities as follows:

o our operating revenue includes product development revenue we receive from M&I Partners;
o our research and development expenses include all of the development costs for CAMPATH, which are largely offset by M&I Partners' revenue we receive; and
o our actual share of CAMPATH development costs is reported as equity in losses of research and development partnerships.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 AND 1999

OPERATING REVENUES

     Total revenue increased to $6.6 million in the first quarter of 2000, from approximately $3.4 million in the first quarter of 1999. The increase of approximately $3.2 million, or 94%, was due to an additional $3.1 million of CRO revenues, as well as a slight increase of $0.1 million in product development revenues. The increase of $3.1 million, or 124%, in CRO revenues to $5.6 million in 2000, compared to $2.5 million in 1999, reflects an increase in the number of contracts in process with existing clients, as well as an expansion in the client base.

OPERATING EXPENSES

     Total Operating Expenses. Total operating expenses increased to $11.4 million in the first quarter of 2000 from approximately $7.4 million in 1999. This increase of approximately $4.0 million, or 54%, is attributable to an increase in direct costs of research services, as well as an increase in research and development costs. ILEX believes that research and development costs will continue to increase in future periods as the Company expands its preclinical and clinical trials associated with developing additional compounds.

     Research and Development Costs. Research and development costs increased to $5.3 million in the first quarter of 2000, from approximately $3.6 million in 1999. This increase of $1.7 million, or 47%, was due to an increase in resources devoted to developing the Company's product pipeline.

     Direct Cost of Research Services. Direct cost of research services expense increased to $5.1 million during the first quarter of 2000, from $3.0 million in 1999. This increase of $2.1 million, or 70%, is attributable to the addition of new contracts, including the size and complexity of contract research projects, and an expanded client base. Additionally, as a result of the increasing number of contracts, the number of employees related to CRO services has increased almost 16 percent to approximately 200 total employees at March 31, 2000.

     General and Administrative Costs. General and administrative costs remained relatively constant at $0.9 million for the first quarter of 2000 and 1999. This reflects the Company's commitment to controlling overall general and administrative costs.

OPERATING LOSS

     The loss from operations increased to $4.8 million in the first quarter of 2000, from $4.0 million in 1999. This increase of $0.8 million, or 20%, is due to an increase in direct costs related to the increase in contract research projects, as well as increased spending on the Company's proprietary products, partially offset by an increase in CRO revenues.

ILEX ONCOLOGY, INC.
MARCH 31, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

EQUITY IN INCOME OF RESEARCH AND DEVELOPMENT PARTNERSHIPS AND CONTRACT RESEARCH AFFILIATE

     Equity in income in joint ventures and contract research affiliate was $39,000 for the first quarter of 2000, compared to ($0.8) million in 1999, an increase of $0.8 million, or 100%. This increase is primarily attributable to a reduction in losses incurred by a research and development partnership as a result of advances made to the partnership from a third party, as required by a distribution and development agreement.

NET INTEREST INCOME

     Net interest income increased to $1.5 million in the first quarter of 2000, from approximately $0.3 million in 1999. This increase of $1.2 million, or 400%, is attributable to an increase in average cash and investment balances during the first quarter of the year, as a result of proceeds received from common stock offerings during the last six months of 1999, as well as a private placement in March 2000.

NET LOSS

     Net loss decreased $1.1 million during the first quarter of 2000, or 24%, to $3.4 million, from $4.5 million in 1999. Net loss per share decreased $0.21 per share to $0.15 per share in 2000, from $0.36 per share in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     ILEX has historically financed its operations primarily through the sale of its capital stock, through development and licensing fee revenues provided by its collaborative partners under its collaborative agreements and through fee-for-service or participatory revenues pursuant to contracts with its CRO clients. We receive payments under collaborative agreements primarily in the form of development funding, milestone payments, if milestones are achieved, and royalties, if products are commercialized.

     In March 2000, we sold 3.0 million shares of common stock at $45 per share to selected institutional and other accredited investors in a private placement. Gross proceeds to the Company were approximately $135.0 million. Net proceeds to the Company were approximately $127.3 million.

     At March 31, 2000, we had cash, cash equivalents, restricted investments and investments in marketable securities of $214.8 million and working capital of $183.3 million. Cash, cash equivalents, restricted investments and investments in marketable securities increased approximately $125.7 million primarily as a result of the private placement previously mentioned. Our cash requirements are expected to continue to increase each year as we expand our activities and operations. It is possible we will never be able to generate significant product revenue or achieve or sustain profitability.

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

     Our future expenditures and capital requirements will depend on numerous factors, including without limitation, the progress of our research and development programs, the progress of our preclinical and clinical testing, the magnitude and scope of these activities, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in or termination of existing collaborative arrangements, our ability to establish, maintain and avoid termination of collaborative arrangements, and the purchase of capital equipment and acquisitions of compounds, technologies or businesses. Our cash requirements are expected to continue to increase each year as it expands its activities and operations. At March 31, 2000, we had no material commitments for capital expenditures. There can be no assurance that we will ever be able to generate product revenue or achieve or sustain profitability.

     We believe our existing cash, cash equivalents, and marketable securities will be adequate to support our operations for the near term, including any potential acquisitions or in-licensing opportunities. There can be no assurance, however, that we will not require additional financing in the future, or that such additional funding, if needed, will be available on terms acceptable to us or at all.

ILEX ONCOLOGY, INC.
MARCH 31, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS

     This Quarterly Report on Form 10-Q contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, failure to receive FDA approval of our drugs, relationships with pharmaceutical and biotechnology companies, the ability to develop safe and efficacious drugs, variability of royalty, license and other revenue, failure to satisfy performance obligations, ability to enter into future collaboration agreements, failure to achieve positive results in clinical trials, failure to complete current or secure new contracts with contract research services clients, uncertainty regarding the Company's patents and proprietary rights (including the risk that the Company may be forced to engage in costly litigation to protect such patent rights and the material adverse consequences to the Company if there were unfavorable outcome of any such litigation), governmental regulation and supervision, technological change, changes in industry practices, one-time events and other factors described herein or in the Company's Registration Statement on Form S-3 (Registration File No. 333-32000) filed March 8, 2000, and the Company's annual, quarterly and other reports filed with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

     We are exposed to some market risk through interest rates, related to its investment of its cash, cash equivalents, restricted investments and investments in marketable securities of approximately $214.8 million at March 31, 2000. These funds are generally invested in highly liquid treasury bills, money market accounts with short-term maturities and corporate bonds. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments. We have not used derivative financial instruments in its investment portfolio.

     Our European operations are denominated in local currency. We have unhedged transaction exposures in these currencies which are not considered material. We have not entered into any forward foreign exchange contracts for speculative, trading or other purposes.

ILEX ONCOLOGY, INC.
MARCH 31, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     (a)  Not applicable

     (b)  Not applicable

     (c) Pursuant to Purchase Agreements dated March 2, 2000, the Company issued 3,000,000 shares of its Common Stock (the "Shares") to certain investors (the "Investors") for $135 million. Net proceeds to the Company were approximately $127 million. The Shares were not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The Company relied on certain representations and warranties of each of the Investors, including, among other things, each of the Investors' ability to evaluate the merits and risks of an investment in the Shares, each of the Investors' status as an "accredited investor" (as that term is defined in Rule 501(a) of Regulation D) and that the Shares were acquired solely for each of the Investors' own account for investment and not with a view to distribution.

     (d)  Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit
          Number

          10.1 Form of Purchase Agreement between ILEX Oncology, Inc. and each Purchaser (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3 dated March 8, 2000 (Registration No. 333-32000))

          11.1* Computation of Net Loss Per Share

          27.1* Financial Data Schedule

     (b)  Reports on Form 8-K:

          The Company has recently filed the following Form 8-K's:
                Dated February 24, 2000, to file a press release announcing the Company's fourth quarter and year end results of operations. Dated March 7, 2000, to file a press release announcing a private placement of the Company's securities.


*    Filed herewith.

ILEX ONCOLOGY, INC.
MARCH 31, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Antonio, Texas, on May 12, 2000.

                                       ILEX ONCOLOGY, INC.

                                 By:  /s/ RICHARD L. LOVE
                                    -------------------------------
                                      Richard L. Love
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

                                 By:  /s/ GREGORY L. WEAVER
                                    -------------------------------
                                      Gregory L. Weaver
                                      Vice President and Chief Financial Officer
                                      (Chief Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 10.1          Form of Purchase Agreement between ILEX Oncology, Inc. and each
               Purchaser (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3 dated March 8,
               2000 (Registration No. 333-32000))

 11.1*         Computation of Net Loss Per Share

 27.1*         Financial Data Schedule