Form 10-Q/A
period 2000-03-31
ILEX ONCOLOGY INC
filed 2000-05-26
CIK 1001915

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------



                                   FORM 10-Q/A


     (MARK ONE) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          X      OF THE SECURITIES EXCHANGE ACT OF 1934 For the
                      quarterly period ended March 31, 2000
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from          to
                                                       --------    --------

                         Commission file number 0-22147

                               ILEX ONCOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                       74-2699185
     (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)


      11550 I.H. 10 WEST, SUITE 100
           SAN ANTONIO, TEXAS                                      78230
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

         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF MAY 5, 2000 IS 24,857,873.

ILEX ONCOLOGY, INC.
MARCH 31, 2000 - QUARTERLY REPORT ON FORM 10-Q/A
--------------------------------------------------------------------------------

PORTIONS AMENDED

The Company hereby amends the cover page to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 to change the number of shares of the Company's common stock reported outstanding as of May 5, 2000 from 25,857,873 to 24,857,873. No other changes are made to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

ILEX ONCOLOGY, INC.
MARCH 31, 2000 - QUARTERLY REPORT ON FORM 10-Q/A
--------------------------------------------------------------------------------



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Antonio, Texas, on May 26, 2000.

                                            ILEX ONCOLOGY, INC.

                                      By:   /s/ RICHARD L. LOVE
                                         ------------------------------
                                            Richard L. Love
                                            President and Chief
                                            Executive Officer
                                            (Principal Executive
                                            Officer)

                                      By:   /s/ GREGORY L. WEAVER
                                         -----------------------------
                                            Gregory L. Weaver
                                            Vice President and Chief
                                            Financial Officer
                                            (Chief Financial and
                                            Accounting Officer)