Form 10-Q
period 2000-06-30
ILEX ONCOLOGY INC
filed 2000-08-08
CIK 1001915

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------



                                    FORM 10-Q


      (MARK ONE)

          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ---------

                         Commission file number 0-22147

                               ILEX ONCOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                       74-2699185
  (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)


    11550 I.H. 10 WEST, SUITE 100
          SAN ANTONIO, TEXAS                                 78230
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


         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF AUGUST 1, 2000 IS 24,955,689.

ILEX ONCOLOGY, INC.
JUNE 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


                                      INDEX


PART I. FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS
         Consolidated Balance Sheets - June 30, 2000, and December 31, 1999                         3

         Consolidated Statements of Operations  - Three and Six Month Periods Ended
             June 30, 2000 and 1999                                                                 5

         Consolidated  Statements  of Cash  Flows  - Six Month Period Ended
             June 30, 2000 and 1999                                                                 6

         Notes to Consolidated Financial Statements                                                 7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS                                                                11

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                           16


PART II. OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                  17

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                     17

SIGNATURES                                                                                         18

EXHIBIT 11 - SCHEDULE OF COMPUTATION OF NET LOSS PER SHARE                                         19

EXHIBIT 27 - FINANCIAL DATA SCHEDULE                                                               20

ILEX ONCOLOGY, INC.
JUNE 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Shares and Per Share Amounts)

                                   ASSETS


                                                                                June 30,     December 31,
                                                                                  2000           1999
                                                                             ------------    ------------
                                                                              (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                 $     58,932    $     43,477
   Investments in marketable securities                                            86,802          33,758
   Restricted investments                                                           1,250           1,400
   Receivables, net of allowance for doubtful accounts of $208 and $164 in
     2000 and 1999, respectively
       Billed                                                                       5,116           4,414
       Unbilled                                                                     2,542           2,484
       Employee                                                                        16             245
       Interest                                                                     4,079           1,338
   Prepaid expenses and other                                                       1,052             576
                                                                             ------------    ------------

                           Total current assets                                   159,789          87,692
                                                                             ------------    ------------



NONCURRENT ASSETS:
   Investments in marketable securities                                            64,817          10,216
   Restricted investments                                                              --             275
   Investments in and advances to-
     Research and development partnerships                                         (4,741)         (2,534)
                                                                             ------------    ------------

                                                                                   60,076           7,957
                                                                             ------------    ------------


PROPERTY AND EQUIPMENT, at cost, net of accumulated
   depreciation of $4,310 and $3,242 in 2000 and 1999, respectively                 5,502           4,705

                                                                             ------------    ------------
                           Total assets                                      $    225,367    $    100,354
                                                                             ============    ============


















       The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
JUNE 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Shares and Per Share Amounts)


                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                        June 30,      December 31,
                                                                          2000            1999
                                                                     -------------    -------------
                                                                      (Unaudited)
CURRENT LIABILITIES:
   Accounts payable-
     Related parties                                                 $         163    $         165
     Other                                                                   2,259            2,462
   Accrued subcontractor costs-
     Related parties                                                           482              739
     Other                                                                   2,567            1,913
   Accrued liabilities                                                       2,717            2,488
   Deferred revenue                                                          4,975            2,557
                                                                     -------------    -------------

               Total current liabilities                                    13,163           10,324
                                                                     -------------    -------------

LONG-TERM LIABILITIES                                                          565              369
                                                                     -------------    -------------

                                                                            13,728           10,693

COMMITMENTS AND CONTINGENCIES (see Note 9)

MINORITY INTEREST                                                            5,232            5,082

STOCKHOLDERS' EQUITY:
   Convertible preferred stock, $0.01 par value; 20,000,000 shares
     authorized; no shares issued or outstanding                                --               --
   Common stock, $0.01 par value; 100,000,000 shares authorized;
     24,899,044 and 21,590,425 shares issued; 24,860,044 and
     21,551,425 shares outstanding in 2000 and 1999, respectively              249              216
   Additional paid-in capital                                              292,024          163,821
   Accumulated deficit                                                     (85,266)         (77,338)
   Deferred compensation                                                        --           (1,603)
   Accumulated other comprehensive loss                                        (83)              --
   Less - Treasury stock at cost; 39,000 shares in 2000 and 1999              (517)            (517)
                                                                     -------------    -------------

               Total stockholders' equity                                  206,407           84,579
                                                                     -------------    -------------

               Total liabilities and stockholders' equity            $     225,367    $     100,354
                                                                     =============    =============















       The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
JUNE 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                     Three Months Ended       Six Months Ended
                                                          June 30,               June 30,
                                                     2000         1999        2000        1999
                                                    --------    --------    --------    --------
REVENUE:
   Product development                              $    621    $  1,159    $  1,659    $  2,069
   Contract research services                          6,908       3,031      12,484       5,567
                                                    --------    --------    --------    --------

                      Total revenue                    7,529       4,190      14,143       7,636
                                                    --------    --------    --------    --------

OPERATING EXPENSES:
   Research and development costs                      6,815       3,944      12,154       7,496
   Direct cost of research services                    5,636       3,512      10,741       6,500
   General and administrative                          1,365       1,319       2,304       2,189
   Special charges                                        --      13,882          --      13,882
                                                    --------    --------    --------    --------

                      Total operating expenses        13,816      22,657      25,199      30,067
                                                    --------    --------    --------    --------

OPERATING LOSS                                        (6,287)    (18,467)    (11,056)    (22,431)

OTHER INCOME (EXPENSE):
   Equity in losses of-
     Research and development partnerships            (1,450)     (1,264)     (1,411)     (1,889)
     Contract research affiliate                          --      (3,133)         --      (3,310)
   Interest income, net                                3,316         255       4,832         541
   Minority interest in consolidated subsidiary          (75)         --        (150)         --
                                                    --------    --------    --------    --------

LOSS BEFORE INCOME TAXES                              (4,496)    (22,609)     (7,785)    (27,089)

   Provision for foreign income taxes                     48          --         143          --
                                                    --------    --------    --------    --------

NET LOSS                                            $ (4,544)   $(22,609)   $ (7,928)   $(27,089)
                                                    ========    ========    ========    ========

BASIC AND DILUTED NET LOSS PER SHARE                $  (0.18)   $  (1.75)   $  (0.34)   $  (2.12)
                                                    ========    ========    ========    ========

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
   OUTSTANDING                                        24,825      12,916      23,432      12,790
                                                    ========    ========    ========    ========



















       The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
JUNE 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                           Six Months Ended
                                                                                June 30,
                                                                            2000         1999
                                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                             $  (7,928)   $ (27,089)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                         1,068        1,322
       Special charges                                                          --       13,882
       Net activity of research and development partnerships and
         contract research affiliate                                         2,207          513
       Minority interest                                                       150           --
       Deferred compensation expense for consultants options                 1,222           --
       Changes in operating assets and liabilities:
           Increase in receivables, net                                     (3,272)      (2,251)
           (Increase) decrease in prepaid expenses and other                  (476)         596
           Decrease in other noncurrent assets                                  --           75
           Increase in accounts payable and accrued liabilities                297          200
           Increase in deferred revenue                                      2,418        1,077
           Decrease in other long-term liabilities                             (15)         (18)
                                                                         ---------    ---------

                   Net cash used in operating activities                    (4,329)     (11,693)
                                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net activity of marketable securities' transactions                    (107,645)       9,467
   Net activity in restricted investments                                      425           --
   Advances to research and development partnership                             --       (1,000)
   Acquisitions, net of cash acquired                                         (136)        (380)
   Purchase of property and equipment                                       (1,263)        (470)
                                                                         ---------    ---------

                   Net cash (used in) provided by investing activities    (108,619)       7,617
                                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock for cash, net of issuance costs                127,186        2,692
   Collection of receivables on sale of common stock                            --           46
   Exercise of options and warrants                                          1,431           --
   Principal payments for capital lease obligations                           (131)          --
                                                                         ---------    ---------

                   Net cash provided by financing activities               128,486        2,738
                                                                         ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS
                                                                               (83)          --
                                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     $  15,455    $  (1,338)

CASH AND CASH EQUIVALENTS, beginning of period                              43,477        6,581
                                                                         ---------    ---------

CASH AND CASH EQUIVALENTS, end of period                                 $  58,932    $   5,243
                                                                         =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Non-cash investing and financing activities:
     Purchases of equipment under capital leases                         $     466    $      --
     Cashless exercise of warrants                                               2           --
   Cash paid during the year for-
     Interest                                                            $       5    $      --
     Income taxes                                                               --           --

       The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
JUNE 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share Information, Per Share Information or As Otherwise Indicated) (Unaudited)


1.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying interim Consolidated Financial Statements presented herein include the accounts of ILEX Oncology, Inc. and its subsidiaries ("the Company" or "ILEX"). All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, all adjustments that are necessary for a fair presentation of financial position and results of operations have been made.

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

2.   MERGERS AND ACQUISITIONS

In March 2000, ILEX Oncology Services, Inc. ("ILEX Services") signed a multiyear services agreement with British Biotech plc to provide contracted drug development services to complete the ongoing clinical development of the drug, marimastat, in North America. In conjunction with the signing of the agreement, ILEX Services acquired the assets, consisting primarily of office equipment, of the Annapolis, Maryland office of British Biotech for approximately $136.

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

In May 2000, the shareholders unanimously approved a proposal to amend the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 40 million to 100 million.

In July 1999, the Company acquired Convergence, of Boston, Massachusetts, a privately held research-based pharmaceutical company with an emerging portfolio of angiogenesis and DNA repair inhibitors. In connection with the acquisition, the Company entered into four consulting agreements with the founders of Convergence. The agreements specify compensation levels and grant the four founders of Convergence the option to purchase a total of 100,000 shares of the Company's common stock at an exercise price of $9.94. Previously, the options vested at a rate of 25 percent per year beginning in July 2000. In April 2000, the Company elected to accelerate the vesting for the options to 100 percent vested. Using an option pricing model, the fair value of the options was calculated as approximately $1.8 million, which resulted in the recognition of approximately $1.2 million in consulting expense during the current year.

ILEX acquired Convergence in exchange for 1.0 million shares of the Company's common stock and an additional earn-out of up to 1.0 million shares to be issued to Convergence's founders, paid out in two equal increments of 500,000 shares, if certain development milestones are met. The first milestone is defined as the initiation of treatment of the first patient following initiation of a Phase I trial in the United States or Europe, which must occur no later than December 31, 2001. The second milestone is defined as the initiation of treatment of the first patient following initiation of a Phase II trial in the United States or Europe, which must occur no later than December 31, 2002. The Company believes the first milestone will be met prior to the end of 2000, and anticipates a significant non-cash income statement charge at that time.

ILEX ONCOLOGY, INC.
JUNE 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


4.   LOSS PER SHARE

Diluted net loss per share is equal to basic net loss per share, as the effect of all common stock equivalents is antidilutive.

5.   COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The following table presents the components of the Company's comprehensive loss:




                                       Three Months Ended      Six Months Ended
                                            June 30,                June 30,
                                        2000        1999        2000        1999
                                      --------    --------    --------    --------
Net loss                              $ (4,544)   $(22,609)   $ (7,928)   $(27,089)
Other comprehensive loss:
   Currency translation adjustments        (58)         --         (83)         --
                                      --------    --------    --------    --------

Comprehensive loss                    $ (4,602)   $(22,609)   $ (8,011)   $(27,089)
                                      ========    ========    ========    ========

6.   LICENSING AGREEMENTS

In 1998, ILEX entered into a development agreement with Symphar S.A., a Swiss company, for the development of APOMINE(TM) (SR-45023A). ILEX and Symphar share rights to this compound under this agreement. In 2000, Symphar and ILEX amended their development agreement to allow the Company to make a cash payment in the amount of $1.0 million in exchange for Symphar's commitment not to exercise its exclusive right to commercialize APOMINE with any third party for a period of one year ending April 1, 2001. This payment was made and expensed in the second quarter of 2000, and is creditable towards the Company's Development Services commitment under the original agreement.

7.   INVESTMENTS IN AND ADVANCES TO RESEARCH AND DEVELOPMENT PARTNERSHIPS

In May 1997, the Company entered into an agreement with LeukoSite, Inc., now Millennium Pharmaceuticals, Inc. ("Millennium"), for an equally owned joint venture, L&I Partners, L.P., for research collaboration endeavors. In March 2000, the joint venture changed its name to Millennium & ILEX Partners, L.P. ("M&I Partners"). The Company accounts for its investment in M&I Partners using the equity method of accounting.

In June 2000, M&I Partners made a $2.5 million payment to BTG International Limited ("BTG") pursuant to a licensing agreement for CAMPATH. The payment was due to achieving a milestone under the distribution agreement between the partnership and Schering AG. The following is summarized financial information for M&I Partners (unaudited):

                     Summarized Income Statement Information


                                                 Three Months Ended            Six Months Ended
                                                       June 30,                     June 30,
                                                  2000          1999          2000          1999
                                                  ----          ----          ----          ----
Revenue                                       $  2,223        $    -       $  4,408       $    -
Operating expenses                               4,984           2,532        6,951          3,818
Operating loss                                  (2,761)         (2,532)      (2,543)        (3,818)
Net loss                                        (2,901)         (2,528)      (2,822)        (3,813)

                      Summarized Balance Sheet Information

                      June 30,      December 31,
                        2000            1999
                   -------------    -------------
Assets             $       3,865    $       1,649
Liabilities               13,066            8,029
                   -------------    -------------

Partners' equity   $      (9,201)   $      (6,380)
                   =============    =============

ILEX ONCOLOGY, INC.
JUNE 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

8.   EMPLOYEE BENEFITS

The Company has an employee benefit plan and trust for certain employees who meet specified length of service requirements. The plan qualifies under Section 401(k) of the Internal Revenue Code ("the Code") as a salary reduction plan. Employees may elect to contribute a certain percentage of their salary on a before-tax basis upon meeting enrollment requirements. In January 2000, the Company elected to begin making voluntary contributions to employee accounts. Employees are immediately fully vested in their contributions and begin vesting in employer contributions after one year of service, as defined in the plan document.

In May 2000, the shareholders approved a proposal to ratify the adoption of the Employee Stock Purchase Plan of the Company. The Purchase Plan allows eligible employees to purchase shares of Common Stock periodically through their accumulated payroll deductions during Offering Periods as defined in the Purchase Plan. Initially, 250,000 shares of Common Stock will be available for issuance under the Purchase Plan.

Additionally, shareholders approved a proposal to ratify the adoption of the 2000 Employee Stock Compensation Plan of the Company. The Plan authorizes a committee of the Board of Directors to issue options intended to qualify as incentive stock options ("ISOs") as defined in Section 422 of the Code, stock options that are not intended to conform to the requirements of Section 422 of the Code ("Non-ISOs"), and restricted stock awards. The total number of shares of Common Stock with respect to which awards may be granted under the Plan is
3.0 million.

9.   COMMITMENTS AND CONTINGENCIES

Beginning in April 2000, the Company entered into two capital lease agreements for office equipment, with lease terms of 36 months and minimum lease payments of between $5 and $7 per month. The Company has recorded $466 as capital equipment, and amortization and interest expense was $39 and $5, respectively, for the six months ended June 30, 2000. At June 30, 2000, the Company had capital lease obligations of approximately $335, including $124 payable within one year.

In July 2000, the Company entered into an agreement to lease its future corporate headquarters. The commencement date of the operating lease is expected to be October 2000, with a lease term of eight years. Future minimum lease payments under this new lease agreement will be between $1.2 million and $1.3 million per year, through 2008. The lease required a deposit of approximately $140. Additionally, in connection with the lease the Company obtained a letter of credit, with the lessor as beneficiary, in the amount of $2.8 million. The letter of credit is fully collateralized with $3.6 million in restricted cash. The Company will utilize the existing office lease space for excess capacity until a sublease is arranged or the lease expires in December 2003.

ILEX ONCOLOGY, INC.
JUNE 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

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

The Company has reclassified certain prior year income statement amounts between its two operating segments for purposes of comparability with current year presentation. The effect of these reclassifications for the three and six months ended June 30, 1999 is to increase the cost of contract research services and to decrease corporate general & administrative costs by $181 and $325, respectively. The accounting policies of the segments are the same as those of the Company. The Company evaluates performance based on the profit or loss from operations before income taxes.

                          Selected Segment Information

                                             Three Months Ended June 30, 2000         Six Months Ended June 30, 2000
                                           ------------------------------------    -------------------------------------
                                            Services      Products       Total      Services     Products       Total
                                           ----------   ----------   ----------    ----------   ----------    ----------
Revenue from external customers            $    6,908   $      621   $    7,529    $   12,484   $    1,659    $   14,143
Intersegment revenue                            2,835          -          2,835         5,248          -           5,248
                                           ----------   ----------   ----------    ----------   ----------    ----------
    Total revenue                               9,743          621       10,364        17,732        1,659        19,391

Direct costs                                    6,998        8,288       15,286        13,273       14,870        28,143
                                           ----------   ----------   ----------    ----------   ----------    ----------

Segment operating income (loss)                 2,745       (7,667)      (4,922)        4,459      (13,211)       (8,752)

Equity in losses of partnerships                  -         (1,450)      (1,450)          -         (1,411)       (1,411)
                                           ----------   ----------   ----------    ----------   ----------    ----------

Segment net income (loss)                  $    2,745   $   (9,117)  $   (6,372)   $    4,459   $  (14,622)   $  (10,163)
                                           ==========   ==========   ==========    ==========   ==========    ==========

Total Assets                                                                       $   17,681   $   (2,319)   $   15,362
   Corporate                                                                                                     276,327
   Elimination of intersegment balances                                                                          (66,322)
                                                                                                              ----------
Consolidated total assets                                                                                     $  225,367
                                                                                                               =========


                                                Three Months Ended June 30, 1999       Six  Months Ended June 30, 1999
                                          --------------------------------------   ---------------------------------------
                                           Services      Products       Total        Services      Products       Total
                                          ----------    ----------    ----------    ----------    ----------    ----------
Revenue from external customers           $    3,031    $    1,159    $    4,190    $    5,567    $    2,069    $    7,636
Intersegment revenue                           2,462           -           2,462         5,684           -           5,684
                                          ----------    ----------    ----------    ----------    ----------    ----------
    Total revenue                              5,493         1,159         6,652        11,251         2,069        13,320


Direct costs                                   5,337         4,581         9,918        10,521         9,159        19,680
Special charges                               12,847             8        12,855        12,847             8        12,855
                                          ----------    ----------    ----------    ----------    ----------    ----------

Segment operating loss                       (12,691)       (3,430)      (16,121)      (12,117)       (7,098)      (19,215)

Equity in losses of partnerships              (3,133)       (1,264)       (4,397)       (3,310)       (1,889)       (5,199)
                                          ----------    ----------    ----------    ----------    ----------    ----------

Segment net loss                          $  (15,824)   $   (4,694)   $  (20,518)   $  (15,427)   $   (8,987)   $  (24,414)
                                          ==========    ==========    ==========    ==========    ==========    ==========

Total Assets                                                                        $    8,898    $    1,819    $   10,717
   Corporate                                                                                                        57,700
   Elimination of intersegment balances                                                                            (41,406)
                                                                                                                ----------
Consolidated total assets                                                                                       $   27,011
                                                                                                                ==========

ILEX ONCOLOGY, INC.
JUNE 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------



          Reconciliation of Segment Information to Consolidated Totals

                                                        Three Months Ended      Six Months Ended
                                                              June 30,              June 30,
                                                       --------------------    --------------------
                                                         2000        1999        2000        1999
                                                       --------    --------    --------    --------
Research and development costs:
    Reportable products segment direct costs           $  8,288    $  4,581    $ 14,870    $  9,159
    Elimination of intersegment gross profit             (1,473)       (637)     (2,716)     (1,663)
                                                       --------    --------    --------    --------
     Consolidated research and development costs       $  6,815    $  3,944    $ 12,154    $  7,496
                                                       ========    ========    ========    ========


Direct costs of research services:
    Reportable services segment direct costs           $  6,998    $  5,337    $ 13,273    $ 10,521
    Elimination of intersegment expenses                 (1,362)     (1,825)     (2,532)     (4,021)
                                                       --------    --------    --------    --------

      Consolidated direct costs of research services   $  5,636    $  3,512    $ 10,741    $  6,500
                                                       ========    ========    ========    ========

Operating net loss:
   Reportable segment operating loss                   $ (4,922)   $(16,121)   $ (8,752)   $(19,215)
   Corporate general and administrative expenses         (1,365)     (1,319)     (2,304)     (2,189)
   Special charges                                          -        (1,027)        -        (1,027)
                                                       --------    --------    --------    --------
     Consolidated operating loss                       $ (6,287)   $(18,467)   $(11,056)   $(22,431)
                                                       ========    ========    ========    ========

Net loss:
   Reportable segment net loss                         $ (6,372)   $(20,518)   $(10,163)   $(24,414)
   Corporate general and administrative expenses         (1,365)     (1,319)     (2,304)     (2,189)
   Special charges                                          -        (1,027)        -        (1,027)
   Interest income, net                                   3,316         255       4,832         541
   Minority interest in consolidated subsidiary             (75)        -          (150)        -
   Provision for foreign income taxes                       (48)        -          (143)        -
                                                       --------    --------    --------    --------

Consolidated net loss                                  $ (4,544)   $(22,609)   $ (7,928)   $(27,089)
                                                       ========    ========    ========    ========


ILEX ONCOLOGY, INC.
JUNE 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

11.  SUBSEQUENT EVENT

In July 2000, the Company signed an agreement to license a drug compound and incurred a $1.0 million license issue fee. The Company may be required to make future license maintenance fees in either cash or unrestricted stock in accordance with the agreement if certain drug development and time based milestones are met.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion is included to describe the Company's financial position and results of operations for the three and six month periods ended June 30, 2000. The Consolidated Financial Statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

ILEX ONCOLOGY, INC.
JUNE 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

        We are continuing to make progress with our lead product candidate, CAMPATH(R) (alemtuzumab), which is being developed in partnership with Millennium Pharmaceuticals, Inc. The partnership, Millennium & ILEX Partners, L.P. ("M&I Partners") submitted the Biologics License Application ("BLA") to the U.S. Food and Drug Administration ("FDA") for CAMPATH in December 1999. The application was accepted for filing in February 2000. CAMPATH is an investigational humanized monoclonal antibody. It has received "fast track" designation from the FDA. The FDA has granted orphan drug designation to CAMPATH.

        We received a complete response letter from the FDA in June 2000, in which the FDA delineated the deficiencies noted after complete review of the licensing application. These deficiencies need to be resolved to complete the review of the application for consideration for marketing approval. M&I Partners is responding rapidly to the FDA letter, and the agency is expected to reinitiate its review upon receipt of the partnership's complete response.

        Additionally, the Marketing Authorization Application for CAMPATH was accepted for review in April 2000 by the European Agency for the Evaluation of Medicinal Products ("EMEA"). The application, which was submitted in late March, will be reviewed under the EMEA's centralized procedure, required for biotechnology products. The application is based largely on the results of a pivotal clinical trial, which were first reported at the European Haematology Association meeting in Barcelona, Spain in June 1999. We are continuing to work constructively with the agency to obtain approval in European markets.

        We currently have no products available for sale. We have incurred losses since inception and had an accumulated deficit through June 30, 2000 of $85.3 million. Our losses have resulted primarily from product development activities, including in-licensing of products for which we pay fees, and related administrative expenses. We expect to continue to incur operating losses for the next several years. To date we have not generated any significant revenue from the sale of our drug candidates.

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

        We have significantly contributed to the development of CAMPATH on behalf of M&I Partners. M&I Partners pays us for these services. We have historically accounted for these CAMPATH development activities as follows:

o our operating revenue includes product development revenue we receive from M&I Partners;

o our research and development expenses include all of our development costs for CAMPATH, which are largely offset by M&I Partners' revenue we receive; and

o our actual share of CAMPATH operating losses are reported as equity in losses of research and development partnerships.

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 AND 1999

OPERATING REVENUES

         Total revenue increased to $14.1 million in the first six months of 2000, from $7.6 million in the first six months of 1999. The increase of $6.5 million, or 86%, was due to an additional $6.9 million in CRO revenue, partially offset by a slight decrease of $0.4 million in product development revenues. The increase of $6.9 million, or 123%, in CRO revenues to $12.5 million in 2000, compared to $5.6 million in 1999, reflects an increase in the number of contracts in process with existing clients, as well as an expansion in the client base. Additionally, the increase in CRO revenues is attributable to an increase in the effective hourly billing rate.

ILEX ONCOLOGY, INC.
JUNE 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

OPERATING EXPENSES

        Total Operating Expenses. Excluding special charges totaling $13.9 million incurred in the first six months of 1999, total operating expenses increased to $25.2 million in the first six months of 2000 from $16.2 million in 1999. This increase of $9.0 million, or 56%, is due to a $4.2 million increase in direct costs of research services, as well as a $4.7 million increase in research and development costs during the first six months of 2000. ILEX believes that research and development costs will continue to increase in future periods as the Company expands its preclinical and clinical trials associated with developing additional compounds.

        Research and Development Costs. Research and development costs increased to $12.2 million in the first six months of 2000, from $7.5 million in 1999. This increase of $4.7 million, or 63%, was due to an increase in resources devoted to developing the Company's product pipeline, particularly its angiogenesis inhibitor pipeline, as well as license payments totaling $2.3 million relating to products in the ILEX pipeline. Additionally, the Company recognized $1.2 million in consulting expense during the first six months of 2000, related to the options issued in connection with the acquisition of Convergence.

        Direct Cost of Research Services. Direct cost of research services expense increased to $10.7 million during the first six months of 2000, from $6.5 million in 1999. This increase of $4.2 million, or 65%, is attributable to an increase in the number of active new contracts, including the size and complexity of contract research projects. Additionally, as a result of the increasing number of contracts, the number of employees related to CRO services has increased almost 20% to approximately 200 at June 30, 2000.

        General and Administrative Costs. General and administrative costs remained relatively constant at $2.3 million for the first six months of 2000, compared to $2.2 million in 1999. This reflects the Company's commitment to controlling overall general and administrative costs.

OPERATING LOSS

        Excluding special charges in the aggregate amount of $13.9 million incurred in the prior year, loss from operations increased to $11.1 million in the first six months of 2000, from $8.5 million in 1999. This increase of $2.6 million, or 31%, is due to an increase in research and development expenses, partially offset by improved profitability of the Company's CRO business, which had operating income of $1.8 million for the first six months of 2000, compared to an operating loss of $0.9 million in 1999.

EQUITY IN LOSSES OF RESEARCH AND DEVELOPMENT PARTNERSHIPS AND CONTRACT RESEARCH AFFILIATE

        Equity in losses of research and development partnerships was $1.4 million for the first six months of 2000, compared to $1.9 million in 1999, or a decrease of $0.5 million, or 26%. This decrease is due to advances made to the partnership from a third party, as required by a distribution and development agreement, partially offset by license fees of $2.5 million incurred by the partnership in June 2000. Additionally, in the first six months of 1999 we incurred a loss of $3.3 million related to an agreement with a contract research affiliate. This agreement was subsequently terminated in June 1999, as previously discussed in our 1999 Annual Report on Form 10-K.

NET INTEREST INCOME

        Net interest income increased to $4.8 million in 2000, from $0.5 million in 1999. This increase of $4.3 million, or 860%, is attributable to an increase in average cash and investment balances during the first six months of 2000, as a result of proceeds received from a common stock offering during the last six months of 1999, as well as a private placement in March 2000.

NET LOSS

        Net loss decreased $19.2 million during 2000, or 71%, to $7.9 million, from $27.1 million in 1999. Net loss per share decreased $1.78 per share to $0.34 per share in 2000, from $2.12 per share in 1999, due to a reduction in the net loss primarily as a result of special charges of $13.9 million incurred in 1999, as well as an increase in the weighted average number of shares outstanding due to recent stock offerings.

ILEX ONCOLOGY, INC.
JUNE 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000 AND 1999

OPERATING REVENUES

        Total revenue increased to $7.5 million in the second quarter of 2000, from $4.2 million in the second quarter of 1999. The increase of $3.3 million, or 79%, was due to an additional $3.9 million of CRO revenues, partially offset by a decrease of $0.5 million in product development revenues. The increase of $3.9 million, or 130%, in CRO revenues to $6.9 million for the quarter in 2000, compared to $3.0 million in the same quarter in 1999, reflects an increase in the number of active contracts in process with existing clients, improved labor utilization, and an increase in the effective hourly billing rate.

OPERATING EXPENSES

        Total Operating Expenses. Excluding special charges totaling $13.9 million incurred in the second quarter of 1999, total operating expenses increased to $13.8 million in the second quarter of 2000 from $8.8 million in 1999. This increase of $5.0 million, or 57%, is due to an increase during the first six months of 2000 in direct costs of research services, as well as an increase in research and development costs. As mentioned previously, ILEX believes that research and development costs will continue to increase in future periods as the Company expands its preclinical research and clinical trials associated with developing additional compounds.

        Research and Development Costs. Research and development costs increased to $6.8 million in the second quarter of 2000, from $3.9 million in 1999. This increase of $2.9 million, or 74%, was due to an increase in resources devoted to developing the Company's product pipeline, as well as license payments totaling $2.3 million relating to products in the ILEX pipeline.

        Direct Cost of Research Services. Direct cost of research services expense increased to $5.6 million during the second quarter of 2000, from $3.5 million in 1999. This increase of $2.1 million, or 60%, is attributable to the addition of new contracts, including the size and complexity of contract research projects. Additionally, as a result of the increasing number of contracts, the number of employees related to CRO services has increased almost 20% to approximately 200 at June 30, 2000.

        General and Administrative Costs. General and administrative costs remained relatively constant at $1.4 million for the second quarter of 2000, compared to $1.3 million for the same quarter in 1999. This reflects the Company's commitment to controlling overall general and administrative costs.

OPERATING LOSS

        Excluding special charges in the aggregate amount of $13.9 million incurred in the prior year, loss from operations increased to $6.3 million in the second quarter of 2000, from $4.6 million in 1999. This increase of $1.7 million, or 37%, is due to increased research and development expense, partially offset by improved profitability of the Company's CRO business, which had operating income of $1.3 million for the second quarter of 2000, compared to an operating loss of $0.5 million in the same quarter of 1999.

EQUITY IN LOSSES OF RESEARCH AND DEVELOPMENT PARTNERSHIPS AND CONTRACT RESEARCH AFFILIATE

        Equity in losses of research and development partnerships was $1.5 million for the second quarter of 2000, compared to $1.3 million in 1999, an increase of $0.2 million, or 15%. This increase is primarily attributable to license fees of $2.5 million incurred by the partnership in June 2000, partially offset by advances made to the partnership from a third party, as required by a distribution and development agreement. Additionally, in the second quarter of 1999 we incurred a loss of $3.1 million related to an agreement with a contract research affiliate. This agreement was subsequently terminated in June 1999, as previously discussed in our 1999 Annual Report on Form 10-K.

ILEX ONCOLOGY, INC.
JUNE 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

NET INTEREST INCOME

        Net interest income increased to $3.3 million in 2000, from $0.3 million in 1999. This increase of $3.0 million, or 1,000%, is attributable to an increase in average cash and investment balances during the first six months of the year, as a result of proceeds received from common stock offerings during the last six months of 1999, as well as a private placement in March 2000.

NET LOSS

Net loss decreased $18.1 million for the second quarter 2000, or 80%, to $4.5 million, from $22.6 million in 1999. Net loss per share decreased $1.57 per share to $0.18 per share in 2000, from $1.75 per share in 1999, due to a reduction in the net loss primarily as a result of the special charges of $13.9 million incurred in 1999, as well as an increase in the weighted average number of shares outstanding due to recent stock offerings.

LIQUIDITY AND CAPITAL RESOURCES

        ILEX has historically financed its operations primarily through the sale of its capital stock, through development and licensing fee revenues provided by its collaborative partners under its collaborative agreements and through fee-for-service or participatory revenues pursuant to contracts with its CRO clients. We receive payments under collaborative agreements primarily in the form of development funding, milestone payments, and royalties for commercialized products.

        In March 2000, we sold 3.0 million shares of common stock at $45 per share to selected institutional and other accredited investors in a private placement. Gross proceeds to the Company were approximately $135 million. Net proceeds to the Company were approximately $127 million.

        At June 30, 2000, we had cash, cash equivalents, restricted investments and investments in marketable securities of $211.8 million and working capital of $146.6 million. Cash, cash equivalents, restricted investments and investments in marketable securities increased $122.7 million compared to December 31, 1999, primarily as a result of the private placement previously mentioned, partially offset by general operating requirements, including capital purchases and licensing fees. Our cash requirements are expected to continue to increase each year as we expand our activities and operations. It is possible we will never be able to generate significant product revenue or achieve or sustain profitability.

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

        Our future expenditures and capital requirements will depend on numerous factors, including without limitation, the progress of our research and development programs, the progress of our preclinical and clinical testing, the magnitude and scope of these activities, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in or termination of existing collaborative arrangements, our ability to establish, maintain and avoid termination of collaborative arrangements, and the purchase of capital equipment and acquisitions of compounds, technologies or businesses. Our cash requirements are expected to continue to increase each year as we expand our activities and operations. At June 30, 2000, we had no material commitments for capital expenditures. There can be no assurance that we will ever be able to generate product revenue or achieve or sustain profitability.

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

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS

        This Quarterly Report on Form 10-Q contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the

ILEX ONCOLOGY, INC.
JUNE 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, failure to receive FDA approval of our drugs, including CAMPATH, relationships with pharmaceutical and biotechnology companies, the ability to develop safe and efficacious drugs, variability of royalty, license and other revenue, failure to satisfy performance obligations, ability to enter into future collaboration agreements, failure to achieve positive results in clinical trials, failure to complete current or secure new contracts with contract research services clients, uncertainty regarding the Company's patents and proprietary rights (including the risk that the Company may be forced to engage in costly litigation to protect such patent rights and the material adverse consequences to the Company if there were unfavorable outcome of any such litigation), governmental regulation and supervision, technological change, changes in industry practices, one-time events and other factors described herein or in the Company's Registration Statement on Form S-3 (Registration File No. 333-32000) filed March 8, 2000, and the Company's annual, quarterly and other reports filed with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

        We are exposed to some market risk through interest rates, related to our investment of cash, cash equivalents, restricted investments and investments in marketable securities of $211.8 million at June 30, 2000. These funds are generally invested in highly liquid treasury bills, money market accounts with short-term maturities and corporate bonds. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments. We have not used derivative financial instruments in our investment portfolio.

        Our European operations are denominated in local currency. We have unhedged transaction exposures in these currencies which are not considered material. We have not entered into any forward foreign exchange contracts for speculative, trading or other purposes.

ILEX ONCOLOGY, INC.
JUNE 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matters were voted upon at the Annual Meeting of Stockholders held on May 25, 2000, and received the votes set forth below:

         1. A proposal to amend the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 40 million shares to 100 million shares received 19,156,354 votes FOR and 739,996 votes AGAINST, with 23,993 abstentions.

         2. A proposal to ratify of the Adoption of the Company's Employee Stock Purchase Plan received 17,475,479 votes FOR and 51,903 votes AGAINST, with 25,457 abstentions.

         3. A proposal to ratify the adoption of the Company's 2000 Employee Stock Compensation Plan received 15,591,626 votes FOR and 1,932,181 votes AGAINST, with 29,032 abstentions.

         4. All of the following persons nominated were elected to serve as directors and received the number of votes set forth opposite their respective names:


         NAME                                          FOR                     WITHHELD
         ----                                          ---                     --------
         Richard L. Love                           19,660,393                  259,950
         Gary V. Woods                             19,660,393                  259,950
         Glenn C. Rice, Ph.D.                      19,660,393                  259,950
         Joseph S. Bailes, M.D.                    19,660,393                  259,950
         John L. Cassis                            19,660,393                  259,950
         Jason S. Fisherman, M.D.                  19,660,393                  259,950
         Ruskin C. Norman, M.D.                    19,660,393                  259,950
         Daniel D. Von Hoff, M.D.                  19,660,393                  259,950

         5. A proposal to ratify the appointment of Independent Public Accountants received 19,911,456 votes FOR and 1,287 votes AGAINST, with 7,200 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

      Exhibit
      Number
       3.1*     Restated Certificate of Incorporation of the Company
      10.1*     2000 Employee Stock Compensation Plan for the Company
      10.2*     Employee Stock Purchase Plan for the Company
      11.1*     Computation of Net Loss Per Share
      27.1*     Financial Data Schedule

     (b)  Reports on Form 8-K:

     During the three-month period ending June 30, 2000, no current reports on Form 8-K were filed.


     *    Filed herewith.

ILEX ONCOLOGY, INC.
JUNE 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Antonio, Texas, on August 4, 2000.

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

ILEX ONCOLOGY, INC.
JUNE 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


                               INDEX TO EXHIBITS


      EXHIBIT
      NUMBER              DESCRIPTION
      -------             -----------
       3.1*     Restated Certificate of Incorporation of the Company
      10.1*     2000 Employee Stock Compensation Plan for the Company
      10.2*     Employee Stock Purchase Plan for the Company
      11.1*     Computation of Net Loss Per Share
      27.1*     Financial Data Schedule

      *     Filed herewith