Form 10-Q
period 2000-09-30
ILEX ONCOLOGY INC
filed 2000-11-14
CIK 1001915

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

                For the quarterly period ended September 30, 2000

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from. . . . . . to. . . . . .

                         Commission file number 0-22147

                               ILEX ONCOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                           74-2699185
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

         4545 HORIZON HILL BLVD.
           SAN ANTONIO, TEXAS                                   78229
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

         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF NOVEMBER 2, 2000 IS 24,931,064.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

                                      INDEX

PART I. FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets - September 30, 2000 and December 31, 1999                             3

         Consolidated Statements of Operations  - Three and Nine Month Periods Ended
             September 30, 2000 and 1999                                                                    5

         Consolidated  Statements  of Cash  Flows  - Nine Month Period Ended
             September 30, 2000 and 1999                                                                    6

         Notes to Consolidated Financial Statements                                                         7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS                                                                        13

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                   18

PART II. OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS                                                                           19

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                             19

SIGNATURES                                                                                                 20

EXHIBIT 11 - SCHEDULE OF COMPUTATION OF NET LOSS PER SHARE

EXHIBIT 27 - FINANCIAL DATA SCHEDULE

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                          (In Thousands, Except Shares)

                                     ASSETS

                                                                        September 30,    December 31,
                                                                            2000            1999
                                                                        -------------    ------------
                                                                         (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                             $  29,214       $  43,477
   Investments in marketable securities                                    106,196          33,758
   Restricted investments                                                    1,250           1,400
   Receivables, net of allowance for doubtful accounts of
     $284 and $164 in 2000 and 1999, respectively
       Billed                                                                5,353           4,414
       Unbilled                                                              2,992           2,484
       Employee                                                                  9             245
       Interest                                                              4,109           1,338
   Prepaid expenses and other                                                1,246             576
                                                                         ---------       ---------
                           Total current assets                            150,369          87,692
                                                                         ---------       ---------

NONCURRENT ASSETS:
   Investments in marketable securities                                     66,173          10,216
   Restricted investments                                                    3,550             275
   Other assets                                                                192              --
   Investments in and advances to-
     Research and development partnership                                   (5,996)         (2,534)
                                                                         ---------       ---------
                                                                            63,919           7,957
                                                                         ---------       ---------

PROPERTY AND EQUIPMENT, at cost, net of accumulated
   depreciation of $4,377 and $3,242 in 2000 and 1999, respectively          6,203           4,705
                                                                         ---------       ---------
                           Total assets                                  $ 220,491       $ 100,354
                                                                         =========       =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                          (In Thousands, Except Shares)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       September 30,   December 31,
                                                                           2000            1999
                                                                       -------------   ------------
                                                                        (Unaudited)
CURRENT LIABILITIES:
   Accounts payable-
     Related parties                                                    $      57       $     165
     Other                                                                  6,364           2,462
   Accrued subcontractor costs-
     Related parties                                                          596             739
     Other                                                                  2,109           1,913
   Accrued liabilities                                                      3,333           2,488
   Deferred revenue                                                         4,578           2,557
                                                                        ---------       ---------
               Total current liabilities                                   17,037          10,324
                                                                        ---------       ---------
LONG-TERM LIABILITIES                                                         373             369
                                                                        ---------       ---------
                                                                           17,410          10,693
                                                                        ---------       ---------

COMMITMENTS AND CONTINGENCIES (see Note 11)

MINORITY INTEREST                                                           5,007           5,082

STOCKHOLDERS' EQUITY:
   Convertible preferred stock, $0.01 par value; 20,000,000 shares
     authorized; no shares issued or outstanding                               --              --
   Common stock, $0.01 par value; 100,000,000 shares authorized;
     24,965,284 and 21,590,425 shares issued; 24,926,284 and
     21,551,425 shares outstanding in 2000 and 1999, respectively             250             216
   Additional paid-in capital                                             292,244         163,821
   Accumulated deficit                                                    (93,822)        (77,338)
   Deferred compensation                                                       --          (1,603)
   Accumulated other comprehensive loss                                       (81)             --
   Less - Treasury stock at cost; 39,000 shares in 2000 and 1999             (517)           (517)
                                                                        ---------       ---------
               Total stockholders' equity                                 198,074          84,579
                                                                        ---------       ---------
               Total liabilities and stockholders' equity               $ 220,491       $ 100,354
                                                                        =========       =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                         Three Months Ended             Nine Months Ended
                                                            September 30,                 September 30,
                                                         2000           1999           2000           1999
                                                       --------       --------       --------       --------
REVENUE:
   Product development                                 $    851       $  1,078       $  2,510       $  3,147
   Contract research services                             6,565          3,914         19,049          9,482
                                                       --------       --------       --------       --------
                      Total revenue                       7,416          4,992         21,559         12,629
                                                       --------       --------       --------       --------

OPERATING EXPENSES:
   Research and development costs                        10,820          3,890         22,974         11,387
   Direct cost of research services                       4,638          3,824         15,379         10,324
   General and administrative                             1,821            754          4,125          2,944
   In-process research and development                       --         11,124             --         11,124
   Special charges                                           --             --             --         13,882
                                                       --------       --------       --------       --------
                      Total operating expenses           17,279         19,592         42,478         49,661
                                                       --------       --------       --------       --------

OPERATING LOSS                                           (9,863)       (14,600)       (20,919)       (37,032)

OTHER INCOME (EXPENSE):
   Equity in losses of-
     Research and development partnership                (2,088)        (1,964)        (3,499)        (3,851)
     Contract research affiliate                             --             --             --         (3,310)
   Interest income, net                                   3,464            375          8,296            915
   Minority interest in consolidated subsidiary             (75)            (7)          (225)            (7)
                                                       --------       --------       --------       --------

LOSS BEFORE INCOME TAXES                                 (8,562)       (16,196)       (16,347)       (43,285)

   Provision for foreign income taxes                        (6)            --            137             --
                                                       --------       --------       --------       --------

NET LOSS                                               $ (8,556)      $(16,196)      $(16,484)      $(43,285)
                                                       ========       ========       ========       ========

BASIC AND DILUTED NET LOSS PER SHARE                   $  (0.34)      $  (1.00)      $  (0.69)      $  (3.11)
                                                       ========       ========       ========       ========

WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING                              24,914         16,168         23,929         13,928
                                                       ========       ========       ========       ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                        2000            1999
                                                                                     ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                         $ (16,484)      $ (43,285)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                     1,497           1,745
       Special charges                                                                      --          13,882
       In-process research and development                                                  --          11,124
       Net activity of research and development partnership and contract
         research affiliate                                                              3,462           1,398
       Minority interest                                                                   225               7
       Deferred compensation expense for consultants options                             1,222             105
             Non-cash compensation expense                                                  16              --
       Loss on disposal of equipment                                                        30              --
       Changes in operating assets and liabilities:
           Increase in receivables, net                                                 (3,982)           (984)
           Increase in prepaid expenses and other                                         (670)            (14)
           (Increase) decrease in other non-current assets                                (192)             75
           Increase in accounts payable and accrued liabilities                          4,678             308
           Increase in deferred revenue                                                  2,021             179
           Decrease in other long-term liabilities                                         (24)            (27)
                                                                                     ---------       ---------

                   Net cash used in operating activities                                (8,201)        (15,487)
                                                                                     ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net activity of marketable securities' transactions                                (128,395)         (1,018)
   Net activity in restricted investments                                               (3,125)             --
   Advances to research and development partnership                                         --          (1,000)
   Acquisitions, net of cash acquired                                                     (136)           (328)
   Purchase of property and equipment                                                   (2,832)           (940)
                                                                                     ---------       ---------

                   Net cash used in investing activities                              (134,488)         (3,286)
                                                                                     ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock for cash, net of issuance costs                            127,186          23,014
   Payment of note receivable assumed in acquisition                                        --          (1,000)
   Proceeds from sale of subsidiary's preferred stock                                       --           5,000
   Collection of receivables on sale of common stock                                        --              46
   Exercise of options and warrants                                                      1,636              --
   Payment of cash dividends on subsidiary's preferred stock                              (300)             --
   Principal payments for capital lease obligations                                        (15)             --
                                                                                     ---------       ---------
                   Net cash provided by financing activities                           128,507          27,060
                                                                                     ---------       ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                               (81)             12
                                                                                     ---------       ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 $ (14,263)      $   8,299
CASH AND CASH EQUIVALENTS, beginning of period                                          43,477           6,581
                                                                                     ---------       ---------
CASH AND CASH EQUIVALENTS, end of period                                             $  29,214       $  14,880
                                                                                     =========       =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance in applying generally accepted accounting principles related to revenue recognition issues. SAB 101 is required to be implemented no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company is currently evaluating the effect, if any, that the implementation of SAB 101 will have on its financial statements and revenue recognition polices.

2. MERGERS AND ACQUISITIONS

In March 2000, ILEX Oncology Services, Inc. ("ILEX Services") signed a multi-year services agreement with British Biotech plc ("British Biotech") to provide contracted drug development services to complete the ongoing clinical development of British Biotech's drug, marimastat, in North America. In conjunction with the signing of the agreement, ILEX Services acquired the assets, consisting primarily of office equipment, of the Annapolis, Maryland office of British Biotech for approximately $136.

3. FIXED ASSETS

During the third quarter of 2000, the Company disposed of fully depreciated assets, which consisted primarily of computers and related peripherals, in the amount of $334. Net loss for the nine months ended September 30, 2000 includes a loss of $30 resulting from the disposition of certain lab and computer equipment.

4. STOCKHOLDERS' EQUITY

In March 2000, the Company sold 3.0 million shares of its common stock at $45 per share to selected institutional and other accredited investors. Gross proceeds to the Company were approximately $135 million. Net proceeds to the Company were approximately $127 million. ILEX is using the proceeds from the private placement to accelerate its clinical trials and preclinical research, with a particular focus on its late-stage clinical product candidates and preclinical angiogenesis inhibitors, as well as for potential acquisitions of complementary technologies, products, companies and for general corporate purposes.

In May 2000, ILEX shareholders unanimously approved a proposal to amend the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 40 million to 100 million.

In July 1999, the Company acquired Convergence Pharmaceuticals, Inc. ("Convergence"), of Boston, Massachusetts, a privately held research-based pharmaceutical company with an emerging portfolio of angiogenesis and DNA repair inhibitors. In connection with the acquisition, the Company entered into four consulting agreements with the founders of Convergence. The agreements specify compensation levels and grant the four founders of Convergence the option to purchase a total of 100,000 shares of the Company's common stock at an exercise price of $9.94. Previously, the options vested at a rate of 25 percent per year beginning in July 2000. In April 2000, the Company elected to immediately vest the

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

options. Using an option pricing model, the fair value of the options was calculated as approximately $1.8 million, which resulted in the recognition of approximately $1.2 million in consulting expense during the first six months of 2000.

ILEX acquired Convergence in exchange for 1.0 million shares of the Company's common stock and an additional earn-out of up to 1.0 million shares to be issued to Convergence's founders, paid out in two equal increments of 500,000 shares, if certain development milestones are met. The first milestone is defined as the initiation of treatment of the first patient following initiation of a Phase I trial of one of the Convergence compounds in the United States or Europe, which must occur no later than December 31, 2001. The second milestone is defined as the initiation of treatment of the first patient following initiation of a Phase II trial of one of the Convergence compounds in the United States or Europe, which must occur no later than December 31, 2002. The Company believes the first milestone will be met in the fourth quarter of 2000, and anticipates a significant non-cash income statement charge at that time.

5. LOSS PER SHARE

Diluted net loss per share is equal to basic net loss per share, as the effect of all common stock equivalents is antidilutive.

6. STATEMENTS OF CASH FLOWS:

Non-cash financing and investing activities for the nine months ended September 30, 2000 and 1999, include the following:

                                                          2000        1999
                                                        ------      ------
Issuance of common stock for acquisition                $   --      $9,938
Issuance of common stock to PRN                             --       6,292
Assets acquired in acquisitions                             --         774
Liabilities acquired in acquisitions                        --       2,199
Settlement of accounts payable through acquisition          --         566
Cashless exercise of warrants                                2           2
Purchases of equipment under capital leases                 57          --

Cash paid during the year for the nine months ended September 30, 2000 and 1999:

                             2000        1999
                             ----        ----
Interest                      $ 1        $ --
Foreign income taxes           98          --

7. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The following table presents the components of the Company's comprehensive loss:

                                                  Three Months Ended             Nine Months Ended
                                                     September 30,                 September 30,
                                                  2000           1999           2000           1999
                                                --------       --------       --------       --------
Net loss                                        $ (8,556)      $(16,196)      $(16,484)      $(43,285)
Other comprehensive loss:
  Foreign currency translation adjustments             2             12            (81)            12
                                                --------       --------       --------       --------

Comprehensive loss                              $ (8,554)      $(16,184)      $(16,565)      $(43,273)
                                                ========       ========       ========       ========

8. LICENSING AGREEMENTS

In 1998, ILEX entered a development agreement with Symphar S.A. ("Symphar"), a Swiss company, for the development of APOMINE(TM) (SR-45023A). ILEX and Symphar share rights to this compound under this agreement. In 2000, Symphar and ILEX amended their development agreement to allow the Company to make a cash payment in the amount of $1.0 million in exchange for Symphar's commitment not to exercise its exclusive right to commercialize APOMINE with any third party for a period of one year ending April 1, 2001. This payment was made and expensed in the second quarter of 2000, and is creditable towards the Company's development services commitment under the original agreement.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

In July 2000, the Company entered into an agreement with Knoll AG (BASF Pharma) for an exclusive, worldwide license of ILX-651, a synthetic pentapeptide analog of dolastatin. The compound is ready for an Investigational New Drug (IND) filing and is expected to begin human clinical trials shortly. The Company has incurred $4.0 million in license issue fees as of September 30, 2000, of which $1.0 million was paid during the third quarter of 2000, and $3.0 million will be paid in cash or the Company's common stock by March 31, 2001. The Company may be required to make future license maintenance fees in either cash or unrestricted stock in accordance with the agreement if certain drug development and time based milestones are met.

9. INVESTMENTS IN AND ADVANCES TO RESEARCH AND DEVELOPMENT PARTNERSHIP

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

M&I Partners has received a total of $20.0 million in advances from Schering AG ("Schering") in accordance with a distribution agreement signed in August 1999, of which $10.0 million has been received during the first six months of 2000. These advances from Schering are decreased and revenue recognized at an amount equal to 110% of research and development fees incurred by the partners, and charged to the partnership. Additionally, interest expense is accrued on the outstanding balance of advances from Schering at the prime rate plus one percent. The Company has recorded product development revenue related to the research and development fees in the amount of $0.8 million and $2.5 million for the three and nine-month periods ended September 30, 2000, respectively. For the three and nine-month periods ended September 30, 1999, the Company has recorded product development revenue of $1.1 and $3.1 million, respectively.

In June 2000, M&I Partners made a $2.5 million payment to BTG International Limited ("BTG") pursuant to a licensing agreement for CAMPATH. The payment was due to achieving a milestone under the distribution agreement between the partnership and Schering. The following is summarized financial information for M&I Partners (unaudited):

                     Summarized Income Statement Information

                           Three Months Ended            Nine Months Ended
                             September 30,                 September 30,
                          2000           1999           2000           1999
                        --------       --------       --------       --------
Revenue                 $  2,530       $  1,069       $  6,938       $  1,069
Operating expenses         6,460          4,984         13,411          8,802
Operating loss            (3,930)        (3,915)        (6,473)        (7,733)
Net loss                  (4,176)        (3,928)        (6,998)        (7,741)

                      Summarized Balance Sheet Information

                              September 30,   December 31,
                                  2000           1999
                              -------------   ------------
Assets                          $  4,361       $  1,649
Liabilities                       17,739          8,029
                                --------       --------

Partners' equity                $(13,378)      $ (6,380)
                                ========       ========

10. EMPLOYEE BENEFITS

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

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

In May 2000, the shareholders approved a proposal to ratify the adoption of the Employee Stock Purchase Plan ("the Purchase Plan") of the Company. The Purchase Plan allows eligible employees to purchase shares of common stock periodically through their accumulated payroll deductions during offering periods as defined in the Purchase Plan. Initially, 250,000 shares of common stock will be available for issuance under the Purchase Plan.

Additionally, shareholders approved a proposal to ratify the adoption of the 2000 Employee Stock Compensation Plan ("the Plan") of the Company. The Plan authorizes a committee of the Board of Directors to issue options intended to qualify as incentive stock options ("ISOs") as defined in Section 422 of the Code, stock options that are not intended to conform to the requirements of
Section 422 of the Code ("Non-ISOs"), and restricted stock awards. The total number of shares of common stock with respect to which awards may be granted under the Plan is 3.0 million.

11. COMMITMENTS AND CONTINGENCIES

In July 2000, the Company entered a capital lease agreement for office equipment, with a lease term of 36 months and minimum lease payments of $1 per month. The Company has recorded $57 as capital equipment, and amortization and interest expense was $5 and $1, respectively, for the three and nine-months ended September 30, 2000. At September 30, 2000, the Company had capital lease obligations of approximately $42, including $14 payable within one year.

In July 2000, the Company entered into an agreement to lease its new corporate headquarters. The commencement date of the operating lease is October 20, 2000, with a lease term of eight years. Future minimum lease payments under this new lease agreement will be between $1.2 million and $1.3 million per year through November 1, 2008. The lease required a deposit of approximately $140, which was recorded as an other non-current asset. Additionally, in connection with the lease the Company obtained a letter of credit, with the lessor as beneficiary, in the amount of $2.8 million. The letter of credit is 125% collateralized with $3.6 million in restricted cash.

On August 16, 2000, Cytokine Pharmasciences Inc. ("CPI"), successor-in-interest to Cytokine Networks, Inc. ("CNI"), filed a lawsuit against Convergence Pharmaceuticals, Inc. ("Convergence"), a Delaware corporation and wholly owned indirect subsidiary of ILEX Oncology, Inc., and Glenn Rice, Ph.D. ("Dr. Rice") in the Superior Court Department of Trial Court of the Commonwealth of Massachusetts. The suit alleges that Convergence's predecessor which was merged into Convergence, through Dr. Rice, used intellectual property of CNI and requests unspecified damages and a permanent injunction against Dr. Rice and Convergence from using or disclosing any intellectual property developed in whole or in part by Dr. Rice while he was employed by CNI. The Company believes there are meritorious defenses to the claims and intends to defend against the lawsuit vigorously. In addition, the Company believes that the Company and Convergence are entitled to indemnification for damages from certain stockholders of Convergence, costs and expenses arising out of this lawsuit up to $10.0 million under the agreement relating to the acquisition of Convergence.

Additionally, the Company has entered into Stock Escrow and Pledge Agreements ("the Agreements") with certain stockholders of Convergence to secure the indemnity obligations under the agreement relating to the acquisition of Convergence as they may relate to the CPI lawsuit. The Agreements specify that 312,500 shares of common stock, that will be issued upon achieving certain milestones, will be placed in escrow and grants a security interest to the Company. These shares may be released from escrow and replaced with cash deposited in escrow in total, or in part, using an amount calculated in accordance with the Agreements. The shares will be considered issued and outstanding by the Company, and therefore eligible for payment of any cash dividends and entitled to vote on all corporate matters submitted to stockholders for vote. The Agreements will terminate in the event the lawsuit is settled or resolved, all claims are either dismissed or all rights of appeal have been exhausted or have expired.

12. SEGMENT REPORTING

The Company has two reportable segments: ILEX Products, Inc. ("ILEX Products") and ILEX Services. ILEX Products develops proprietary compounds for the treatment and prevention of cancer. ILEX Services provides contract research services for the development, manufacturing, and regulatory approval of oncology compounds. The Company's reportable segments are strategic business units that are managed separately, as each business requires different technology and marketing strategies.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

The Company has reclassified certain prior year income statement amounts between its two operating segments for purposes of comparability with current year presentation. The effect of these reclassifications for the three and nine-months ended September 30, 1999 is to increase the cost of contract research services and to decrease corporate general & administrative costs by $98 and $423, respectively. The accounting policies of the segments are the same as those of the Company. The Company evaluates performance based on the profit or loss from operations before income taxes.

                          Selected Segment Information

                                         Three Months Ended September 30, 2000   Nine Months Ended September 30, 2000
                                         -------------------------------------   ------------------------------------
                                         Services      Products        Total     Services     Products        Total
                                         ---------     ---------     ---------   ---------    ---------     ---------
Revenue from external customers          $   6,565     $     851     $   7,416   $  19,049    $   2,510     $  21,559
Intersegment revenue                         2,883            --         2,883       8,131           --         8,131
                                         ---------     ---------     ---------   ---------    ---------     ---------
    Total revenue                            9,448           851        10,299      27,180        2,510        29,690

Direct costs                                 6,252        12,089        18,341      19,525       26,959        46,484
                                         ---------     ---------     ---------   ---------    ---------     ---------
Segment operating income (loss)              3,196       (11,238)       (8,042)      7,655      (24,449)      (16,794)
Equity in losses of partnerships                --        (2,088)       (2,088)         --       (3,499)       (3,499)
                                         ---------     ---------     ---------   ---------    ---------     ---------
Segment net income (loss)                $   3,196     $ (13,326)    $ (10,130)  $   7,655    $ (27,948)    $ (20,293)
                                         =========     =========     =========   =========    =========     =========
Total Assets                                                                     $  16,690    $  (4,578)    $  12,112
   Corporate                                                                                                  278,878
   Elimination of intersegment balances                                                                       (70,499)
                                                                                                            ---------
Consolidated total assets                                                                                   $ 220,491
                                                                                                            =========

                                         Three Months Ended September 30, 1999  Nine Months Ended September 30, 1999
                                         -------------------------------------  ------------------------------------
                                         Services      Products        Total    Services      Products       Total
                                         --------      --------       --------  --------      --------      --------
Revenue from external customers          $  3,914      $  1,078       $  4,992  $  9,482      $  3,147      $ 12,629
Intersegment revenue                        2,509            --          2,509     8,192            --         8,192
                                         --------      --------       --------  --------      --------      --------
    Total revenue                           6,423         1,078          7,501    17,674         3,147        20,821

Direct costs                                5,095         5,128         10,223    15,616        14,287        29,903
In-process research and development            --        11,124         11,124        --        11,124        11,124
Special charges                                --            --             --    12,847             8        12,855
                                         --------      --------       --------  --------      --------      --------
Segment operating loss                      1,328       (15,174)       (13,846)  (10,789)      (22,272)      (33,061)
Equity in losses of partnerships               --        (1,964)        (1,964)   (3,310)       (3,851)       (7,161)
                                         --------      --------       --------  --------      --------      --------
Segment net loss                         $  1,328      $(17,138)      $(15,810) $(14,099)     $(26,123)     $(40,222)
                                         ========      ========       ========  ========      ========      ========
Total Assets                                                                    $ 15,112      $  2,041      $ 17,153
   Corporate                                                                                                  88,436
   Elimination of intersegment balances                                                                      (59,361)
                                                                                                            --------
Consolidated total assets                                                                                   $ 46,228
                                                                                                            ========

          Reconciliation of Segment Information to Consolidated Totals

                                                     Three Months Ended September 30,     Nine Months Ended September 30,
                                                     ---------------------------------    -------------------------------
                                                          2000              1999              2000              1999
                                                     --------------    ---------------    -------------     -------------
Research and development costs:
    Reportable products segment direct costs            $ 12,089          $  5,128          $ 26,959          $ 14,287
    Elimination of intersegment gross profit              (1,269)           (1,238)           (3,985)           (2,900)
                                                        --------          --------          --------          --------
Consolidated research and development costs             $ 10,820          $  3,890          $ 22,974          $ 11,387
                                                        ========          ========          ========          ========

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

                                                     Three Months Ended September 30,     Nine Months Ended September 30,
                                                     ---------------------------------    -------------------------------
                                                          2000              1999              2000              1999
                                                     --------------    ---------------    -------------     -------------
Direct costs of research services:
    Reportable services segment direct costs            $  6,252          $  5,095          $ 19,525          $ 15,616
    Elimination of intersegment expenses                  (1,614)           (1,271)           (4,146)           (5,292)
                                                        --------          --------          --------          --------
Consolidated direct costs of research services          $  4,638          $  3,824          $ 15,379          $ 10,324
                                                        ========          ========          ========          ========

   Reportable segment operating loss                    $ (8,042)         $(13,846)         $(16,794)         $(33,061)
   Corporate general and administrative                   (1,821)             (754)           (4,125)           (2,944)
   Special charges                                            --                --                --            (1,027)
                                                        --------          --------          --------          --------
     Consolidated operating loss                        $ (9,863)         $(14,600)         $(20,919)         $(37,032)
                                                        ========          ========          ========          ========

Net loss:
   Reportable segment net loss                          $(10,130)         $(15,810)         $(20,293)         $(40,222)
   Corporate general and administrative                   (1,821)             (754)           (4,125)           (2,944)
   Special charges                                            --                --                --            (1,027)
   Interest income, net                                    3,464               375             8,296               915
   Minority interest in consolidated subsidiary              (75)               (7)             (225)               (7)
   Provision for foreign income taxes                          6                --              (137)               --
                                                        --------          --------          --------          --------
Consolidated net loss                                   $ (8,556)         $(16,196)         $(16,484)         $(43,285)
                                                        ========          ========          ========          ========

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is included to describe the Company's financial position and results of operations for the three and nine-month periods ended September 30, 2000. The Consolidated Financial Statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

GENERAL

         ILEX Oncology, Inc. (the "Company" or "ILEX") develops pharmaceuticals for treating and preventing cancer and provides contract research services to other companies developing anticancer drugs. We have a diversified portfolio of anticancer products in clinical development and several preclinical stage products. We built this portfolio by in-licensing and acquiring product candidates developed by others and do not conduct early-stage drug discovery research ourselves.

         We operate through two reportable segments: ILEX Products, Inc. ("ILEX Products"), through which we develop our own portfolio of anticancer compounds, and ILEX Oncology Services, Inc. ("ILEX Services"), which is our full service oncology-focused contract research organization ("CRO"). ILEX Services manages the preclinical research and clinical trials for our own product candidates as well as oncology products being developed by other companies. In addition to building our expertise in cancer drug development, our CRO business generates revenue, reduces our cost to perform research and development for our products, and gives us access to product in-licensing opportunities.

         We received notification from the U.S. Food and Drug Administration ("FDA") that our lead product candidate, CAMPATH (alemtuzumab), will be reviewed by the Oncologic Drugs Advisory Committee ("ODAC") at the panel's December 2000 meeting. CAMPATH is an investigational humanized monoclonal antibody, and has received "fast track" designation from the FDA. The FDA has also granted orphan drug designation to CAMPATH. The development partnership, Millennium & ILEX Partners, L.P. ("M&I Partners") submitted the Biologics License Application ("BLA") to the U.S. Food and Drug Administration ("FDA") for CAMPATH in December 1999. The application was accepted for filing in February 2000, and the FDA returned a complete response letter to the partnership in June 2000. M&I Partners submitted a response to the FDA in August 2000.

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

         During the third quarter, we initiated clinical trials at a research institution in France with our drug, NM-3, which is an orally active small molecule inhibitor of angiogenesis, the process in which tumors develop new blood vessels to support their growth. This trial will evaluate NM-3's side-effect profile and preliminary efficacy as well as determine a safe dose for future studies. In the United States, ILEX plans to submit an Investigational New Drug Application ("IND") to the FDA by the end of 2000 and intends to begin clinical trials during the first quarter of 2001.

         Additionally, in October 2000, we opened a Phase II clinical study of APOMINE(TM) for patient accrual in Europe. APOMINE is a potent, orally active bisphosphonate tetra-ester derivative being co-developed by ILEX and Symphar. The clinical trial will begin evaluating the effectiveness of APOMINE in the treatment of prostate cancer and will further study the drug's safety in this patient category. According to the National Cancer Institute, prostate cancer is the most common tumor in men in the United States, diagnosed in almost one-fifth of American males during their lifetimes.

         In July 2000, we entered into an agreement with Knoll AG (BASF Pharma) for an exclusive, worldwide license of ILX-651, a synthetic pentapeptide analog of dolastatin. The compound is ready for an IND filing and is expected to begin human clinical trials shortly. Additionally, ILEX and BASF Pharma have agreed on material business terms and are now finalizing an agreement giving ILEX an option for an exclusive worldwide license to Elinafide, another anti-cancer compound, which is in clinical development.

         We currently have no products available for sale. We have incurred losses since inception and had an accumulated deficit through September 30, 2000 of $93.8 million. Our losses have resulted primarily from product development activities, including in-licensing of products for which we pay fees, and related administrative expenses. We expect to continue to incur operating losses for the next several years. To date we have not generated any significant revenue from the sale of our drug candidates.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

         Our revenue for the foreseeable future will be limited to product development funding under our collaborative relationships, our CRO revenue, interest income, and other miscellaneous income. In addition, if marketing approval is received from the FDA with respect to our lead product candidate, CAMPATH, and if CAMPATH is successfully commercialized, we will receive a portion of the profits generated by its sale as equity in income of research and development partnership. M&I Partners may not obtain marketing approval of CAMPATH, successfully commercialize it, or ever generate profits from its sale.

         We have contributed significantly to the development of CAMPATH on behalf of M&I Partners. M&I Partners pays us for these services. We have historically accounted for these CAMPATH development activities as follows:

o our operating revenue includes product development revenue we receive from M&I Partners;

o our research and development expenses include all of our development costs for CAMPATH, which are largely offset by product development revenue we receive; and

o our actual share of CAMPATH operating losses is reported as equity in losses of research and development partnership.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

OPERATING REVENUES

         Total revenue increased to $7.4 million in the third quarter of 2000, from $5.0 million in the third quarter of 1999. The increase of $2.4 million, or 48%, was due to an additional $2.7 million of CRO revenues, partially offset by a decrease of $0.2 million in product development revenues. The increase of $2.7 million, or 69%, in CRO revenues to $6.6 million for the quarter in 2000, compared to $3.9 million in the same quarter in 1999, is attributable to improved labor utilization, an increase in the effective hourly billing rate, as well as a 35% increase in billable hours, due partly to an increase in active contracts.

OPERATING EXPENSES

         Total Operating Expenses. Total operating expenses increased to $17.3 million in the third quarter of 2000 from $8.5 million in 1999, excluding in-process research and development expenses totaling $11.1 million incurred in the third quarter of 1999. This increase of $8.8 million, or 104%, is primarily due to an increase in research and development costs, largely due to the agreement signed with BASF Pharma to license ILX-651. ILEX believes that research and development costs will continue to increase in future periods as the Company evaluates in-licensing opportunities, and expands its preclinical research and clinical trials associated with developing additional compounds.

         Research and Development Costs. Research and development costs increased to $10.8 million in the third quarter of 2000, from $3.9 million in 1999. This increase of $6.9 million, or 177%, was due to increased development spending on the Company's product pipeline, particularly for NM-3 and OXYPRIM(TM), as well as expense related to an in-licensing agreement totaling $4.0 million for ILX-651.

         Direct Cost of Research Services. Direct cost of research services expense increased to $4.6 million during the third quarter of 2000, from $3.8 million in 1999. This increase of $0.8 million, or 21%, is attributable to the addition of new contracts, including the size and complexity of contract research projects. Additionally, as a result of the increasing number of contracts, the number of employees related to CRO services has increased over 20% to approximately 210 at September 30, 2000.

         General and Administrative Costs. General and administrative costs increased to $1.8 million for the third quarter of 2000, compared to $0.8 million for the same quarter in 1999. This increase of $1.0 million, or 125%, is due primarily to an increase in external consulting and professional fees related to operations. Additionally, salaries and related benefits have increased as a result of additional employees.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

OPERATING LOSS

         Excluding in-process research and development expense of $11.1 million incurred in the prior year, loss from operations increased to $9.9 million in the third quarter of 2000, from $3.5 million in 1999. This increase of $6.4 million, or 183%, is due to an increase in research and development costs, as well as an increase in general and administrative expense, partially offset by improved profitability of the Company's CRO business, which had operating income of $2.0 million for the third quarter of 2000, compared to $0.1 million in the same quarter of 1999.

EQUITY IN LOSSES OF RESEARCH AND DEVELOPMENT PARTNERSHIP

         Equity in losses of research and development partnership was $2.1 million for the third quarter of 2000, compared to $2.0 million in 1999, an increase of $0.1 million, or 5%. The loss for the third quarter of 2000 is primarily attributable to the CAMPATH joint venture incurring pre-commercialization marketing and selling expenses. The loss for the third quarter of 1999 was attributable to development expenses, which were partially offset by advances made to the partnership from Schering AG, as required by a distribution and development agreement signed in August 1999.

NET INTEREST INCOME

         Net interest income increased to $3.5 million for the three months ended September 30, 2000, from $0.4 million for the three months ended September 30, 1999. This increase of $3.1 million, or 775%, is attributable to an increase in average cash and investment balances during the first nine months of the year, as a result of proceeds received from a common stock offering during the last quarter of 1999, as well as a private placement in March 2000.

NET LOSS

         Net loss decreased $7.6 million for the third quarter 2000, or 47%, to $8.6 million, from $16.2 million in 1999. Net loss per share decreased $0.66 per share to $0.34 per share in 2000, from $1.00 per share in 1999, due to a decrease in net loss primarily as a result of the in-process research and development expense of $11.1 million incurred in 1999, as well as an increase in the weighted average number of shares outstanding due to recent stock sales.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

OPERATING REVENUES

         Total revenue increased to $21.6 million in the first nine months of 2000, from $12.6 million in the first nine months of 1999. The increase of $9.0 million, or 71%, was due to an additional $9.5 million in CRO revenue, partially offset by a slight decrease of $0.5 million in product development revenues. The increase of $9.5 million, or 100%, in CRO revenues to $19.0 million in 2000, compared to $9.5 million in 1999, is attributable to improved labor utilization, an increase in the effective hourly billing rate, as well as a 48% increase in billable hours, due partly to an increase in active contracts.

OPERATING EXPENSES

         Total Operating Expenses. Total operating expenses increased to $42.5 million in the first nine months of 2000 from $24.7 million in 1999, excluding in-process research and development expense of $11.1 million and special charges of $13.9 million incurred in the prior year. This increase of $17.8 million, or 72%, is due to a $11.6 million increase in research and development costs, as well as a $5.1 million increase in direct costs of research services during the first nine months of 2000. ILEX believes that research and development costs will continue to increase in future periods as the Company expands its preclinical and clinical trials associated with developing additional compounds.

         Research and Development Costs. Research and development costs increased to $23.0 million in the first nine months of 2000, from $11.4 million in 1999. This increase of $11.6 million, or 102%, was due to recognizing expense of $4.0 million associated with an in-licensing agreement with BASF Pharma for ILX-651. The increase is also attributable to a license payment in April 2000 of $1.0 million for APOMINE, as well as increased levels of spending on the Company's product pipeline, including NM-3 and the other emerging angiogenesis inhibitors, and OXYPRIM, which is in a pivotal study. Additionally, the Company recognized $1.2 million in consulting expense during the first nine months of 2000, related to the options issued in connection with the acquisition of Convergence.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

         Direct Cost of Research Services. Direct cost of research services expense increased to $15.4 million during the first nine months of 2000, from $10.3 million in 1999. This increase of $5.1 million, or 50%, is attributable to an increase in the number of active new contracts, including the size and complexity of contract research projects. Additionally, as a result of the increasing number of contracts, the number of employees related to CRO services has increased over 20% to approximately 210 at September 30, 2000.

         General and Administrative Costs. General and administrative costs increased to $4.1 million for the first nine months of 2000, compared to $2.9 million in 1999. This increase of $1.2 million, or 41%, is due primarily to an increase in external consulting and professional fees related to operations. Additionally, salaries and related benefits have increased as a result of additional employees.

OPERATING LOSS

         Excluding in-process research and development expenses of $11.1 million, and special charges in the aggregate amount of $13.9 million incurred in the prior year, loss from operations increased to $20.9 million in the first nine months of 2000, from $12.0 million for the same period in 1999. This increase of $8.9 million, or 74%, is due to an increase in research and development expenses, partially offset by improved profitability of the Company's CRO business, which had operating income of $3.6 million for the first nine months of 2000, compared to an operating loss of $0.8 million in 1999.

EQUITY IN LOSSES OF RESEARCH AND DEVELOPMENT PARTNERSHIP AND CONTRACT RESEARCH AFFILIATE

         Equity in losses of research and development partnership was $3.5 million for the first nine months of 2000, compared to $3.9 million in 1999, or a decrease of $0.4 million, or 10%. The loss for the first nine months of 2000 was due to the CAMPATH joint venture incurring pre-commercialization marketing and selling expenses, as well as license fees of $2.5 million incurred by the partnership in June 2000. The loss for the third quarter of 1999 was attributable to development expenses, which were partially offset by advances made to the partnership from a third party, as required by a distribution and development agreement signed in August 1999. Additionally, in the first six months of 1999 we incurred a loss of $3.3 million related to the termination of an agreement with a contract research affiliate.

NET INTEREST INCOME

         Net interest income increased to $8.3 million in 2000, from $0.9 million in 1999. This increase of $7.4 million, or 822%, is due to an increase in average cash and investment balances during the first nine months of 2000, as a result of proceeds from a common stock offering during the last quarter of 1999, as well as a private placement in March 2000.

NET LOSS

         Net loss decreased $26.8 million during 2000, or 62%, to $16.5 million, from $43.3 million in 1999. Net loss per share decreased $2.42 per share to $0.69 per share in 2000, from $3.11 per share in 1999, due to a reduction in the net loss primarily as a result of in-process research and development expense of $11.1 million, and special charges of $13.9 million incurred in 1999, as well as an increase in the weighted average number of shares outstanding due to recent stock sales.

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

         At September 30, 2000, we had cash, cash equivalents, restricted investments and investments in marketable securities of $206.4 million and working capital of $133.3 million. Cash, cash equivalents, restricted investments and investments in marketable securities increased $117.3 million compared to December 31, 1999, primarily as a result of the private placement previously mentioned, partially offset by general operating requirements, including capital purchases and licensing fees. Our cash requirements are expected to continue to increase each year as we expand our activities and operations. It is possible we will never be able to generate significant product revenue or achieve or sustain profitability.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

         Until our business can generate sufficient levels of cash from product sales, we expect to continue to finance our operations through existing cash, revenue from collaborative relationships, CRO revenue, and proceeds from the sale of equity securities. Under the terms of our agreement with IMPATH Inc., ILEX Services is prohibited from incurring any debt without IMPATH's consent. We plan to continue our policy of investing available funds in government securities and investment-grade, interest-bearing securities, primarily with maturities of one year or less. We do not invest in derivative financial instruments, as defined by Statement of Financial Accounting Standards (SFAS) No. 133, and amended by SFAS No. 138.

         Our future expenditures and capital requirements will depend on numerous factors, including without limitation, the progress of our research and development programs, the progress of our preclinical and clinical testing, the magnitude and scope of these activities, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in or termination of existing collaborative arrangements, our ability to establish, maintain and avoid termination of collaborative arrangements, and the purchase of capital equipment and acquisitions of compounds, technologies or businesses. Our cash requirements are expected to continue to increase each year as we expand our activities and operations. At September 30, 2000, we had no material commitments outside the normal course of business for capital expenditures. In connection with the agreement to lease its future corporate headquarters, the Company expects to record a liability during the fourth quarter of 2000 equal to the remaining lease payments, partially offset by anticipated sublease amounts. There can be no assurance that we will ever be able to generate product revenue or achieve or sustain profitability.

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

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS

         This Quarterly Report on Form 10-Q contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, failure to receive FDA approval of our drugs, including CAMPATH, relationships with pharmaceutical and biotechnology companies, the ability to develop safe and efficacious drugs, variability of royalty, license and other revenue, failure to satisfy performance obligations, ability to enter into future collaboration agreements, failure to initiate or achieve positive results in clinical trials, failure to complete current or secure new contracts with contract research services clients, litigation to which the Company or any subsidiary is a party, uncertainty regarding the Company's or any subsidiary' patents and proprietary rights (including the risk that the Company may be forced to engage in costly litigation to protect such patent rights and the material adverse consequences to the Company if there were unfavorable outcome of any such litigation), governmental regulation and supervision, technological change, changes in industry practices, one-time events and other factors described herein or in the Company's Registration Statement on Form S-3 (Registration File No. 333-32000) filed March 8, 2000, and the Company's annual, quarterly and other reports filed with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

         We are exposed to some market risk through interest rates, related to our investment of cash, cash equivalents, restricted investments and investments in marketable securities of $206.4 million at September 30, 2000. These funds are generally invested in highly liquid treasury bills, money market accounts with short-term maturities and corporate bonds. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments. We have not used derivative financial instruments in our investment portfolio.

         Our European operations are denominated in local currency. We have unhedged transaction exposures in these currencies which are not considered material. We have not entered into any forward foreign exchange contracts for speculative, trading or other purposes.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 16, 2000, Cytokine Pharmasciences Inc. ("CPI"), successor-in-interest to Cytokine Networks, Inc. ("CNI"), filed a lawsuit against Convergence Pharmaceuticals, Inc. ("Convergence"), a Delaware corporation and wholly owned indirect subsidiary of ILEX Oncology, Inc., and Glenn Rice, Ph.D. ("Dr. Rice") in the Superior Court Department of Trial Court of the Commonwealth of Massachusetts. The suit alleges that Convergence's predecessor which was merged into Convergence, through Dr. Rice, used intellectual property of CNI and requests unspecified damages and a permanent injunction against Dr. Rice and Convergence from using or disclosing any intellectual property developed in whole or in part by Dr. Rice while he was employed by CNI. The Company believes there are meritorious defenses to the claims and intends to defend against the lawsuit vigorously. In addition, the Company believes that the Company and Convergence are entitled to indemnification for damages from certain stockholders of Convergence, costs and expenses arising out of this lawsuit up to $10.0 million under the agreement relating to the acquisition of Convergence.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             Exhibit
             Number

              10.1* Office Lease Agreement dated July 14, 2000, between Orion Fountainhead Two Partners, Ltd., and ILEX Oncology, Inc.

              11.1*    Computation of Net Loss Per Share

              27.1*    Financial Data Schedule

          (b) Reports on Form 8-K:

              The Company has recently filed the following Form 8-K's:

                    Dated September 15, 2000, to disclose the filing of a lawsuit against Glenn C. Rice, Ph.D. and Convergence Pharmaceuticals, Inc., an indirect wholly owned subsidiary of ILEX Oncology Inc.

* Filed herewith.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2000 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Antonio, Texas, on November 13, 2000.

                                      ILEX ONCOLOGY, INC.

                                  By: /s/ RICHARD L. LOVE
                                      ------------------------------------------
                                      Richard L. Love
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

                                  By: /s/ GREGORY L. WEAVER
                                      ------------------------------------------
                                      Gregory L. Weaver
                                      Vice President and Chief Financial Officer
                                      (Chief Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
 10.1*        Office Lease Agreement dated July 14, 2000, between Orion
              Fountainhead Two Partners, Ltd., and ILEX Oncology, Inc.

 11.1*        Computation of Net Loss Per Share

 27.1*        Financial Data Schedule

* Filed herewith.