Form 10-K405
period 2000-12-31
ILEX ONCOLOGY INC
filed 2001-04-02
CIK 1001915

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K
      (MARK ONE)

         X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                           ------------  ------------
                         Commission file number 0-22147

                               ILEX ONCOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    DELAWARE                               74-2699185
         (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

             4545 HORIZON HILL BLVD.
               SAN ANTONIO, TEXAS                             78229
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
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X   NO  .
                                             ---    --

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. X .
                            ---

         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF MARCH 16, 2001 IS 26,380,673. THE AGGREGATE MARKET VALUE OF THE STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 16, 2001 WAS APPROXIMATELY $346 MILLION.


                      DOCUMENTS INCORPORATED BY REFERENCE

         PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE REGISTRANT'S 2001 ANNUAL MEETING OF STOCKHOLDERS, TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION NOT LATER THAN APRIL 30, 2001, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

         This Annual Report on Form 10-K contains certain forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words anticipate, believe, estimate, expect and intend and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, risks associated with preclinical and clinical developments in the biopharmaceutical industry in general and in ILEX's compounds under development in particular; the potential failure of the Company's compounds under development to prove safe and effective for treatment of disease; uncertainties inherent in the early stage of the Company's compounds under development; failure to successfully implement or complete clinical trials; failure to receive market clearance from regulatory agencies for CAMPATH(R) or our other compounds under development; management's ability to implement strategic initiatives; the ability of the Company to predict its future expenses and capital needs; the development of competing products; the ability of the Company to combine its disparate research capabilities and translate them into clinical drug development programs; uncertainties related to the Company's dependence on and relationships with third parties and partners; unanticipated decrease in the demand for the Company's fee-for-service contract research business; general economic and market conditions; risks inherent in the biopharmaceutical industry; stock price volatility; variability of license, royalty and other revenue; market acceptance of CAMPATH, if approved; risks related to the outcome of litigation filed against us; uncertainties related to protection of our intellectual property; rapid technological change could render our technologies obsolete; one-time events and those risks described herein, in the Company's Form S-3 filed March 8, 2000, as amended (Commission file #333-32000) and in other filings made by the Company with the SEC. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

          In this Annual Report on Form 10-K, "ILEX," the "Company," "we," "our" or "us" refer to ILEX Oncology, Inc. and its wholly owned subsidiaries, "common stock" refers to ILEX's common stock, par value $0.01 per share.

                                     PART I.

ITEM 1.  BUSINESS

SUMMARY

         ILEX is building a leading oncology-focused pharmaceutical company by assembling and developing a portfolio of novel treatments both for advanced stage cancers and for early stage cancers and pre-malignant conditions. We have a portfolio of eight anticancer product candidates in clinical development and several preclinical stage product candidates. We built this portfolio primarily through in-licensing and acquisition. In addition to our clinical development programs, ILEX is conducting drug discovery research, translational research, and preclinical studies in the fields of angiogenesis inhibition and targeted medicinal phosphonate chemistry, laying the groundwork for bringing other new proprietary product candidates into our pipeline.

         Our most advanced product candidate is CAMPATH(R), which we are developing in partnership with Millennium Pharmaceuticals, Inc. (Millennium). In March 2000, the joint venture changed its name to Millennium & ILEX Partners, L.P. (M&I Partners). In December 2000, CAMPATH was reviewed by the Oncologic Drugs Advisory Committee (ODAC) and received a recommendation for accelerated approval. The committee's recommendation is not binding but will be taken into consideration by the U.S. Food and Drug Administration (FDA) upon completing its review of the CAMPATH Biologics License Application (BLA). We received a response letter from the FDA in February 2001, indicating the timeframe for accelerated approval was being extended into the second quarter of 2001. M&I Partners and the FDA are completing ongoing discussions on final package labeling and design of a post-marketing confirmatory study for CAMPATH.

         Additionally, the Marketing Authorization Application for CAMPATH was accepted for review in April 2000 by the European Agency for the Evaluation of Medicinal Products (EMEA). The application was reviewed under the EMEA's centralized procedure, which is required for biotechnology products. The EMEA's Committee on Proprietary Medicinal Products (CPMP) issued a positive opinion in March 2001 to recommend approval under exceptional circumstances of MABCAMPATH(tm), the trademark for CAMPATH in Europe. We anticipate that the European Commission will ratify the opinion and will issue a Marketing Authorization in mid-2001. Under this authorization, M&I Partners would be granted a single license for marketing MABCAMPATH in the 15 member states of the European Union and would receive national licenses in two additional countries, Iceland and Norway.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

         In August 1999, M&I Partners licensed worldwide marketing rights (except for Japan and East Asia) for CAMPATH to Schering AG. In the future we plan to market or co-market our other products.

         ILEX was incorporated in Delaware in December 1993 by The Cancer Therapy and Research Foundation of South Texas (CTRC) and became operational in 1994 for the purpose of conducting certain advanced drug development programs and pursuing commercial opportunities which were not within the scope of CTRC's tax-exempt purpose. The Company's common stock began trading publicly on February 20, 1997. The Company's principal offices are located at 4545 Horizon Hill Blvd., San Antonio, Texas 78229.

SIGNIFICANT EVENTS AND RECENT DEVELOPMENTS

o In December 2000, the Company's joint venture for the development of CAMPATH, M&I Partners, received a recommendation of the ODAC to the FDA for accelerated approval of CAMPATH for patients with chronic lymphocytic leukemia (CLL) who have been treated with alkylating agents and failed fludarabine therapy

o Filing of an application in April 2000 to approve the marketing of CAMPATH in Europe

o Acquisition in February 2001 of Symphar S.A. (Symphar), now ILEX Research-Europe, S.A., a drug discovery company located in Geneva, Switzerland

o Agreement in March 2001 to co-develop clofarabine, a nucleoside analog, with Bioenvision Inc.

o Addition of ILX-651, a novel anti-cancer compound in July 2000 from BASF Pharma (BASF), and an option to in-license another BASF compound, Elinafide

o Addition of $127 million in cash through a successful equity offering in March 2000, bringing our overall cash position to more than $200 million at December 31, 2000

o Achievement of numerous pipeline development milestones, including stepped-up patient accrual to the pivotal trials of eflornithine and OXYPRIM(TM), initiation of a Phase II trial of APOMINE(TM) in Europe, and the filing of two Investigational New Drug (IND) applications to begin human testing of NM-3 and ILX-651.

         In February 2001, the Company acquired Symphar and its research platform, which combines a targeted medicinal chemistry platform with expertise in the biology of nuclear receptors important in controlling such cellular functions as apoptosis, cholesterol synthesis and calcium metabolism. This research platform has led to drug candidates in several therapeutic fields, including cancer and bone disease, an important complement to our oncology pipeline. The Symphar acquisition, combined with our preclinical angiogenesis inhibition program in Boston, gives the Company the strong capability to translate early-stage research leads into clinical drug development programs. Under the terms of the agreement, we acquired Symphar for approximately $30 million, including $15 million in cash and 521,121 shares of our common stock. We entered into a development agreement with Symphar in 1998 for the development of APOMINE(TM) (SR-45023A).

ILEX ONCOLOGY, INC.

         We continue to be primarily engaged in the development of novel therapeutics to treat and prevent human cancers. We have historically operated through two subsidiaries: ILEX Products, Inc., through which we develop our own portfolio of anticancer compounds, and ILEX Oncology Services, Inc., or ILEX Services, which is our full service contract research organization (CRO). We operated ILEX Services to build our expertise in the area of managing preclinical research and clinical trials. In February 2001, we announced our intent to focus our in-house drug development capabilities on our own proprietary products, including those being jointly developed with strategic partners. As we progress into an oncology-focused pharmaceutical company, we will use the ILEX Services development organization solely for our own product candidates. In the meantime, ILEX will continue to recognize revenue from current client projects, but we do not intend to take on any new fee-for-service CRO business, except where we can obtain an ownership interest.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

         ILEX Products

         We are developing novel therapeutic agents to treat both advanced stage and early stage cancers. We are also conducting focused research programs aimed at the discovery of new drug candidates. We currently have eight drug candidates (CAMPATH, eflornithine, clofarabine, APOMINE, Elinafide, ILX23-7553, NM-3 and ILX-651) in clinical development and several product candidates in late preclinical research. We follow a disciplined approach to product acquisition and development:

o we in-license product candidates that have shown a demonstrated ability to shrink tumors or prevent a pre-cancerous condition from recurring or progressing to cancer;

o we seek to develop drugs that are patent protected, have patents pending or can qualify for orphan drug designation from the FDA;

o we advance compounds into Phase II trials only if we see promising efficacy results in Phase I trials.

         We are developing multiple technologies including a monoclonal antibody, apoptosis inducers, cytotoxic agents and angiogenesis inhibitors with novel mechanisms of action and chemoprevention agents. CAMPATH is a humanized monoclonal antibody (MAb) that binds to specific antigens on cell surfaces, leading the body's immune system to destroy unwanted cells. We also believe that angiogenesis inhibition, or blocking the formation of new blood vessels that feed tumors, represents an important new target for cancer drug development.

         In addition to cytotoxic drugs that kill established cancer cells, we are also developing cytostatic drugs, or chemoprevention agents, that are intended to be well-tolerated oral therapies aimed at preventing the occurrence, progression or recurrence of cancer. We believe the market potential for chemoprevention agents is increasing as more genetic and other diagnostic tests become available to identify people at risk of developing cancer. As long-term therapies, chemoprevention agents have the potential to address new markets substantially larger than most acute care cancer products. Although long-term studies are usually needed to prove that a drug can prevent cancer, our strategy is to seek approval based upon effectively treating a pre-cancerous condition or preventing the recurrence of cancer, thereby shortening the approval process.

         ILEX Services

         As we transition ILEX Services to provide drug development services focused solely on our own proprietary products, we will continue to use our experience in designing clinical protocols, organization and monitoring of clinical trials and preparation of regulatory submissions. Based on our expertise, we aim to reduce the time normally required to develop oncology products and increase the probability of obtaining regulatory approval. Our CRO revenues were $24.2 million, $13.5 million, and $9.7 million in 2000, 1999 and 1998, respectively. We anticipate the transition out of our fee-for-service business will take approximately two to three years, with a backlog at December 31, 2000 of approximately $26 million.

OUR MARKET

         Cancer encompasses a large number of discrete diseases that afflict many different parts of the human body. The diversity of cancer diseases and their overall prevalence create a large need for new and improved treatments. Cancer is the second leading cause of death in the U.S. It is estimated that one in three Americans will be diagnosed with cancer. The worldwide oncology drug market was estimated at $23 billion in 1999, representing 17% growth from 1998. This market is not saturated, with novel treatments often enjoying premium pricing and rapid market acceptance.

         Fundamentals of the oncology market that are particularly advantageous for us include:

o accelerated approval procedures adopted by the FDA to shorten the development process and review time for cancer drugs;

o in-licensing opportunities created by a trend among large pharmaceutical companies to concentrate on products with larger market potential than most anticancer drugs;

o favorable pricing and reimbursement for oncology drugs, with some novel agents commanding $6,000 to $25,000 per course of therapy; and a highly concentrated population of oncologists and hematologists which allows a small sales force to be effective.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

OUR STRATEGY

         Our vision is to be a leading oncology pharmaceutical company. Our goal is for patients, physicians, investors and employees to recognize us as developers and providers of effective cancer drugs. We plan to achieve this vision through our aggressive pursuit and achievement of a number of key objectives. First and foremost, our goal is to achieve profitability through the development and marketing of oncology pharmaceuticals, a goal that is inextricably linked to our objective of applying our research and development expertise to provide novel therapies for human disease in areas of unmet medical need. This is the centerpiece of our strategic vision and is supported by these underlying capabilities:

o We will continue to be primarily engaged in the development of novel therapeutics to treat and prevent human cancers. We also will be opportunistic and take full economic advantage of those non-oncology indications that arise from our research and development efforts.

o We have developed a deep product pipeline focused in oncology, with compounds at various stages of development, with identifiable medicinal targets, unique mechanisms of action, and intellectual property protection.

o We will maintain a leading oncology drug development organization capable of achieving aggressive development milestones and meeting regulatory requirements. This international team has proven its ability to manage multiple, simultaneous clinical studies in both the U.S. and Europe.

o We have been successful in in-licensing oncology compounds in various stages of preclinical and clinical development, and will continue to use our extensive worldwide network of oncology thought leaders and scientific advisors to identify sourcing opportunities.

o We have a focused research program in angiogenesis inhibition with Convergence Pharmaceuticals, Inc. (Convergence), now ILEX Products Research Division, in Boston, Massachusetts. We also have a focused research program in targeted medicinal phosphonate chemistry with Symphar, now ILEX Research-Europe, S.A., in Geneva, Switzerland. Both have successfully launched oncology compounds into clinical development programs.

o We have been successful in raising capital through the public markets, which enables us to fund the development of our product pipeline.

o Lastly, we have been able to attract an experienced management team that is focused on the short- and long-term success of ILEX.

         In addition to the core competencies described above, we plan to add sales and marketing capabilities to commercialize our product pipeline to be sequenced with the development of our later stage products.

OUR STRATEGIC RENEWAL

         In late 2000, we conducted a comprehensive strategic assessment, using the help of professional external advisors. This assessment focused on the success of the Company's product pipeline and the drug development demands that the pipeline places on our organization. As a result of this assessment, we decided that, in the interest of maximizing shareholder value, the time had come to begin a transition out of the fee-for-service CRO business segment. Consequently, the Company announced in February 2001 that we would no longer accept new fee-for-service work going forward, except where we can obtain an ownership interest.

         This decision was the next logical step in the strategic evolution of the Company. The CRO business segment was originally designed to help the Company build our internal oncology drug development expertise while generating revenues and profits. The CRO business also gave us a unique "window" on the industry and the potential to acquire compounds for our own pipeline. We are proud of the revenue growth and profitability of our CRO business and of the many strong relationships and in-licensing opportunities it has provided us over the past five years. With the growth of our pipeline and the need to focus more of our internal resources on our own compounds, it became clear to us that we have reached the point where it makes strategic sense to exit the fee-for-service CRO business. The transition was announced in February 2001.

         We are committed to working with our current CRO customers to professionally manage their projects through completion of the contractual commitments previously made with them. We expect this process to take approximately two to three years. By the time our transition out of the CRO business is complete, we expect to be significantly closer to achieving our ultimate goal of becoming a leading and profitable oncology pharmaceutical company.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

                          ILEX PRODUCTS IN DEVELOPMENT

         ILEX is developing novel compounds for treating patients with cancer and premalignant conditions. We incurred research and development costs of approximately $30.5 million, $16.2 million and $16.1 million for 2000, 1999 and 1998, respectively. In addition to research and development costs incurred, we recognized a $5.4 million, $3.8 million and $4.5 million loss as equity in losses of research and development partnerships for 2000, 1999 and 1998, respectively. In connection with the 1999 acquisition of Convergence, the Company is obligated to make payments in the form of common stock upon the achievement of certain milestones related to the development of the angiogenesis inhibitor platform. We met the first milestone in the development of NM-3 in the fourth quarter of 2000 and incurred a non-cash in-process research and development charge of $14.6 million. In 1999, the Company acquired certain intellectual property of Convergence and expensed $11.1 million as in-process research and development related to the purchase.

         The following table summarizes the drugs we have under development and is qualified in its entirety by the more detailed information following the table and elsewhere in this Annual Report on Form 10-K.




                                                                                                   MARKETING
          PRODUCT                      INDICATION(S)                 DEVELOPMENT STATUS             RIGHTS
          -------                      -------------                 ------------------             ------
CAMPATH(R)(1)                 Chronic lymphocytic leukemia      BLA recommended for approval   Schering AG
                                                                by an FDA advisory panel in
                                                                December 2000;  EMEA's CPMP
                                                                recommended approval in Europe
                                                                in March 2001


                              Non-Hodgkin's lymphoma            Phase II

                              Organ transplant rejection        Phase II

                              Multiple sclerosis                Phase II

Eflornithine(2)(DFMO)         Superficial bladder cancer        Pivotal Phase III              ILEX
                              Familial adenomatous polyposis    Initiating Phase III

Clofarabine                   Acute lymphocytic leukemia,       Investigator sponsored Phase   ILEX - U.S.
                              Acute myelogenous leukemia        II trials                      Bioenvision -
                              Solid tumors                      Pre-clinical                   Rest of world

APOMINE(TM)(3)                Bone metastasis, melanoma and     Initiating Phase II trials     ILEX
                              solid tumors

Elinafide                     Solid tumors                      Initiating two new Phase I     ILEX
                                                                trials in 2001

ILX23-7553                    Solid tumors                      Multiple Phase I trials        ILEX

ILX-651                       Solid tumors                      Initiating Phase I trials      ILEX

NM-3                          Solid tumors                      Phase I trials                 ILEX

Angiogenesis Inhibitors       Solid tumors                      Pre-clinical                   ILEX
(Restin(TM), Canstatin(TM),
Tumstatin(TM), Arresten(TM),
Apomigren(TM), THP-Dox)

OXYPRIM(TM)(oxypurinol)       Symptomatic hyperuricemia in      Pivotal Phase II trial         ILEX
                              patients who are intolerant to
                              allopurino(l)

(1) We formed a joint venture with Millennium Pharmaceuticals, Inc. to develop CAMPATH. The joint venture has granted worldwide marketing rights, except for Japan and East Asia, to Schering AG, and retained co-promotion rights in the U.S.

(2) The National Cancer Institute is co-sponsoring certain eflornithine clinical trials.

(3) In February 2001, ILEX acquired Symphar S.A., now ILEX Research-Europe, S.A., our former development partner for APOMINE.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

ILEX'S PRODUCT PORTFOLIO

CAMPATH

         Our most advanced product candidate, CAMPATH, is a humanized monoclonal antibody in development for treating patients with CLL who have been treated with alkylating agents and failed fludarabine therapy. CLL is the most common form of adult leukemia, with approximately 120,000 patients in the U.S. and Europe suffering from the disease. Based on pilot human studies, CAMPATH may also have utility in treating patients with non-Hodgkin's lymphoma, multiple sclerosis and organ transplants. We are developing CAMPATH in a 50/50 joint venture with Millennium, known as M&I Partners. In August 1999, the partnership granted worldwide marketing rights (excluding Japan and East Asia) for CAMPATH to Schering AG under an agreement that provides the partnership with up to $30 million of up-front and milestone payments. Profits from the sale of CAMPATH in the U.S. will be shared equally among ILEX, Millennium and Schering's U.S. affiliate, Berlex Laboratories, Inc. For sales made outside the U.S., Schering will make royalty payments approximately equivalent to the rate of profit sharing in the U.S.

         The BLA for CAMPATH was submitted to the FDA on December 23, 1999. The application was accepted for filing in February 2000, and the FDA returned a complete response letter to the partnership in June 2000. M&I Partners submitted a response to the FDA in August 2000. In December 2000, CAMPATH was reviewed by the ODAC, which recommended accelerated approval of the drug. The committee's recommendation is not binding but will be taken into consideration by the FDA upon completing the review of the CAMPATH BLA. We received a response letter from the FDA in February 2001, indicating the timeframe for accelerated approval was being extended into the second quarter of 2001. M&I Partners and the FDA are completing ongoing discussions on final package labeling and design of a post-marketing confirmatory study for CAMPATH.

         Additionally, the Marketing Authorization Application for CAMPATH was accepted for review in April 2000 by the European Agency for the EMEA. The application, which was submitted in late March 2000, was reviewed under the EMEA's centralized procedure, required for biotechnology products. The application was based largely on the results of our pivotal clinical trial, which were first reported at the European Haematology Association meeting in Barcelona, Spain in June 1999. The EMEA's Committee on Proprietary Medicinal Products (CPMP) issued a positive opinion in March 2001 to recommend approval under exceptional circumstances of MABCAMPATH(tm), the trademark for CAMPATH in Europe. We anticipate that the European Commission will ratify the opinion and will issue a Marketing Authorization in mid-2001. Under this authorization, M&I Partners would be granted a single license for marketing MABCAMPATH in the 15 member states of the European Union and would receive national licenses in two additional countries, Iceland and Norway.

         A confirmatory post-marketing trial to further examine CAMPATH's safety and efficacy in CLL patients will be initiated in 2001 by M&I Partners. Additionally, more than 40 other follow-on trials of CAMPATH are under way or being organized around the world in earlier stages of CLL, in other hematologic malignancies and in autoimmune disease settings, where the antibody has shown encouraging results in small early studies. In 2001, ILEX and its partners plan to initiate Phase II trials of CAMPATH in multiple sclerosis in the U.S. and Europe.

Eflornithine

         Our second most advanced product candidate is eflornithine (DFMO), a chemoprevention agent that has been shown to block an enzyme, ornithine decarboxylase (ODC), that promotes carcinogenesis. In April 1999, we initiated a Phase III trial of eflornithine for preventing the recurrence of superficial bladder cancer. This double-blind, placebo-controlled, 450-patient trial is being co-sponsored by the National Cancer Institute (NCI). More than 140,000 patients in the U.S. have recurrent superficial bladder cancer. The company expects to complete patient accrual in 2001.

         With the NCI, we are also investigating eflornithine for use in various pre-malignant conditions. ILEX plans to begin a Phase III trial of eflornithine in 2001 in familial adematous polyposis (FAP), a rare genetic condition involving a proliferation of colon and duodenum polyps.

Clofarabine

         ILEX is developing clofarabine, a nucleoside analog, with Bioenvision Inc. In clinical studies, clofarabine has shown promise as a potential new treatment for patients with hematological malignancies, including acute lymphocytic leukemia (ALL) and acute myelogenous leukemia (AML), and in preclinical studies, for solid tumors. ILEX will take the lead role in developing clofarabine in the U.S. and Canada, where it will have exclusive manufacturing and marketing rights in exchange for an in-licensing fee, milestone payments and royalties. Bioenvision will retain the lead role in developing the compound in Europe and elsewhere, where it will have exclusive manufacturing and marketing rights and ILEX will have rights to royalties.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

APOMINE(TM)

         APOMINE is an orally available bisphosphonate ester derivative that targets the nuclear farnesoid receptor (FXR) and induces apoptosis (programmed cell death) selectively in cancer cells. APOMINE was first synthesized by Symphar S.A., now ILEX Research-Europe, S.A., of Switzerland, which was acquired by ILEX in February 2001. Phase II trials were recently initiated in Europe in both prostate and breast cancer. Additional Phase I/II trials are being initiated or planned in the U.S. this year in hematologic malignancies, melanoma and breast cancer, as well as a study in solid tumors in combination with Taxotere(R).

Elinafide

         We entered into an agreement with BASF Pharma (BASF) providing an option for an exclusive worldwide license to develop and commercialize Elinafide. One of a unique class of DNA-binding compounds known as bis-naphthalimides, Elinafide has demonstrated anti-neoplastic activity in ovarian cancer, breast cancer and mesothelioma in Phase I trials conducted by BASF. It has also shown activity when used in combination with radiation. ILEX plans to initiate additional Phase I trials in 2001 in an effort to expand the compound's therapeutic window.

ILX23-7553

         ILX23-7553 is an orally active analog of calcitriol, a biologically active metabolite of vitamin D3 shown to have strong differentiating abilities in several cancer cell types. ILX23-7553 has been shown in numerous preclinical tests to be significantly less hypercalcemic than calcitriol with a wider therapeutic index. ILEX is currently conducting multiple Phase I clinical trials in patients with solid tumors. Likely indications for Phase II trials include prostate cancer and acute leukemia.

ILX-651

         In July 2000, ILEX acquired ILX-651, a synthetic pentapeptide analog of dolastatin, from BASF. A tubulin interactive, anti-mitotic compound, ILX-651 has a mechanism of action similar to the taxanes. However, ILX-651 appears to be active against taxane-resistant tumors in preclinical animal models and is orally bioavailable. We submitted an IND application to the FDA in late 2000. ILEX plans to initiate multiple Phase I trials of this agent in 2001.

NM-3

         ILEX acquired an extensive platform of angiogenesis inhibitors in 1999 and took the most advanced of these drug candidates, NM-3, into the clinic in late 2000. NM-3 is an orally bioavailable, small molecule inhibitor of vascular endothelial growth factor (VEGF) transcription and other growth factors involved in endothelial cell proliferation. Of all the angiogenic factors that lead to formation of new blood vessels, VEGF is considered to be one of the most important. Preclinical studies show that NM-3 has a wide therapeutic window and inhibits growth in a variety of tumor models, both as a stand-alone therapy and as a radiation and chemotherapy sensitizer. ILEX began a Phase I study of NM-3 in Europe in late 2000 and filed an IND application to initiate human testing in the U.S. in the first half of 2001.

Preclinical Anti-Angiogenesis Candidates

         In July 1999, we acquired Convergence and its portfolio of angiogenesis inhibitor product candidates. Angiogenesis inhibitors help block the formation of new blood vessels that tumors require to grow larger or to recover from chemotherapy or radiation. Our angiogenesis inhibitor pipeline includes a number of collagen derived protein fragments (Arresten(TM), Apomigren(TM), Canstatin(TM), Restin(TM) and Tumstatin(TM)), lower molecule weight peptides, as well as derivatives, mutants, and fusion proteins, thereof. We expect to bring at least two of these product candidates into human trials in 2001.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

OXYPRIM(TM)

         OXYPRIM (oxypurinol), our only non-oncology product candidate, is being developed for treatment of patients with symptomatic hyperuricemia (gout) who are intolerant to allopurinol. As the only commercially available xanthine oxidase inhibitor, allopurinol is typically the treatment of choice for these patients. However, approximately 3% to 5% of patients receiving allopurinol develop an intolerance to it. OXYPRIM is the active metabolite of allopurinol. We are developing OXYPRIM as an alternative to allopurinol for these patients. OXYPRIM has been available on a compassionate basis since the 1960s.

STRATEGIC ALLIANCES

         ILEX intends to develop and commercialize its own products by eventually forming its own sales, marketing and distribution capabilities. However, in some instances we may form corporate partnerships with larger pharmaceutical companies, particularly for development of non-oncology uses and for commercialization outside the U.S. In a typical partnership arrangement, a corporate partner may bear the substantial cost of clinical development, scale-up production, FDA approval and marketing.

         We continue to work closely with prestigious cancer research institutions and groups that give us access to top oncology clinical expertise. Our Board of Directors includes Daniel Von Hoff, M.D., past president of the American Association for Cancer Research, and Joseph Bailes, M.D., past president of the American Society of Clinical Oncology. In addition, we have a strong relationship with CTRC Research Foundation (CTRC Research), one of our largest stockholders. CTRC Research operates one of the largest oncology Phase I trial organizations in the U.S. We also have strong historical ties with US Oncology, Inc., one of the largest oncology physician practice management organizations in the U.S., whose physicians see approximately 14% of the new cancer patients in the U.S. annually. Our strong relationships with these groups give us potential access to a significant number of patients for enrollment into clinical trials.

CTRC Research

         We began operations in 1994 after the transfer of drug development programs, intellectual property rights and commercial opportunities from CTRC Research. CTRC Research was formed as part of a program begun by Cancer Therapy and Research Center of South Texas, or CTRC, a regional cancer treatment and research center located in San Antonio, Texas. CTRC was founded in 1972 and today, in conjunction with the University of Texas Health Science Center at San Antonio (UTHSCSA), is an NCI-designated Comprehensive Cancer Center, one of two in the state of Texas. Under the leadership of Charles Coltman, Jr., M.D., one of the founders of the Company, CTRC has become known for its expertise in clinical research. Dr. Coltman is also Chairman of the Southwest Oncology Group. Dr. Von Hoff, also one of the founders of the Company and a member of our Research Advisory Panel, served as Director of Research at CTRC from 1988 to 1999. In 1991, under the direction of Dr. Von Hoff, CTRC established the Institute for Drug Development, or IDD, under a Program Agreement with the UTHSCSA, with the mission of accelerating the development of oncology drugs. Primarily through the efforts of Dr. Von Hoff, IDD has since established one of the largest groups in the U.S. for conducting Phase I clinical trials of oncology drugs. CTRC and CTRC Research and their related entities have had some level of participation in the clinical development of a majority of the U.S. anticancer drugs developed over the past ten years. At March 16, 2001, CTRC owned approximately 9% of the Company's outstanding shares of common stock.

Millennium Pharmaceuticals, Inc.

         In May 1997, ILEX formed a partnership with LeukoSite, Inc. (LeukoSite), which has since been acquired by Millennium, to develop the monoclonal antibody CAMPATH. Pursuant to the formation of the partnership, LeukoSite sublicensed the rights to manufacture and market CAMPATH to the joint venture in exchange for licensing fees, milestone payments and royalties. ILEX and Millennium own the partnership equally.

Schering AG

         In August 1999, M&I Partners and Schering AG entered into a distribution and development agreement that grants Schering AG exclusive worldwide marketing and distribution rights to CAMPATH, except Japan and East Asia, where ILEX and Millennium have retained rights.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

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

IN-LICENSING AGREEMENTS

         As a part of its business strategy, the Company actively seeks to expand its product portfolio. Historically, these acquisitions have been in the form of exclusive licensing arrangements.

         The Company's in-license agreements (the Licenses) generally require the Company to undertake and pursue with diligence and best efforts the development of the compounds and technologies licensed and to report on a regular basis on the Company's development, progress and plans. Each of the Licenses requires payments of royalties on sales of products covered by the License and, in several instances, minimum annual royalties. Under most of the Licenses, the licensor has the first right to sue for infringement of, and defend invalidity charges against, the licensed patents. All of the Licenses provide that the licensor or sublicensor may terminate all or a portion of the license or sublicense in the event of the Company's default in its obligations, including the obligations to diligently pursue and apply best efforts to the development of the licensed compound or technology, and, in some instances, in the event of the Company's insolvency or bankruptcy.

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

         The Company's agreements with its strategic corporate partners typically provide that, in the event the Company is required to pay a royalty to a third party in order to market a product in any country because of a third-party patent in such country, a portion of any such payments may be credited by the Company against royalties payable to the partner. In addition, if a product containing the compound subject to the agreement is introduced into any country in which patent rights do not exist, and sales of such competing product exceed certain specified percentages of unit sales of the Company's products, then the royalty rates are subject to reduction. Subject to certain exceptions, the obligation to pay royalties with respect to net sales in a specific country typically continues for the life of the patent or ten years from commercial sale if no patent exists.

ORPHAN DRUG STATUS

         Pursuant to the Orphan Drug Act of 1983 (the Orphan Drug Act), the FDA may designate a drug intended to treat a rare disease or condition as an orphan drug. A rare disease or condition is one which affects fewer than 200,000 people in the United States, or which affects more than 200,000 people but for which the cost of development and distribution of the drug will not be recovered from sales of the drug in the United States. Upon approval of a New Drug Application
(NDA) for an orphan drug, such drug may be eligible for exclusive marketing rights in the United States for designated and approved indications for seven years. Orphan drugs may also be eligible for federal income tax credits for certain clinical trial expenses. CAMPATH and OXYPRIM (oxypurinol) have been granted orphan drug status.

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

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

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

ILEX SERVICES

         In February 2001, ILEX announced its intent to focus its in-house drug development capabilities on its own proprietary products, including those being jointly developed with partners. As a result, we have begun approximately a two to three-year transition out of the fee-for-service CRO business. We will continue to recognize revenue from current client projects, but we do not intend to take on any new fee-for-service contracts, except where we can obtain an ownership interest. We anticipate transitioning ILEX Services employees to develop the Company's own products. We believe that our oncology expertise enables us to effectively manage the drug development process and increases the probability of obtaining regulatory approval.

PATENTS, TRADEMARKS AND TRADE SECRETS

         Patents and other proprietary rights are vital to our business. Our policy is to seek appropriate patent protection both in the U.S. and abroad for our proprietary technology. With the acquisition of Symphar, the patent portfolio owned by us now includes approximately 49 issued patents, including 13 patents in the U.S. In addition to seeking our own patents, we enter into license agreements with various pharmaceutical companies and research, educational and governmental institutions to obtain patent rights from them to develop and potentially sell products which use the compounds and technologies protected by those patents.

         Our compounds acquired pursuant to in-licensing arrangements are normally protected by patents obtained or applied for by our licensors. This includes U.S. patents, U.S. patent applications and foreign patents and patent applications. We have not conducted in-depth validity and infringement studies on the patents and patent applications that we have in-licensed from major biotechnology and pharmaceutical companies, and it is possible that these patents or patent applications will be challenged or will not provide protection for our compounds.

         CAMPATH is protected by patents issued in the U.S., European major market countries, Australia, Canada and New Zealand, which expire between 2011 and 2015. Patent applications for CAMPATH are pending in Denmark, Japan and South Africa. The European patent was issued in February 1989 and the U.S. patent in December 1998. We have licensed U.S. issued patents on the use of eflornithine that expire between 2008 and 2014. In addition, we have filed patent applications for the use of eflornithine alone and in combination with other drugs to treat and to prevent various cancers and in certain novel formulations. Eflornithine and oxypurinol currently do not have composition of matter patent protection, but have received orphan drug designation, or are now the subject of an application for such orphan drug designation. APOMINE(TM) and ILX23-7553 are each covered by issued composition of matter patents. In addition, numerous patent applications have been filed on our portfolio of angiogenesis inhibitors including one issued patent in the U.S. Through the acquisition of Symphar, now ILEX Research-Europe, S.A., the Company obtained approximately 49 issued patents and over 100 pending patent applications in the U.S. and abroad in oncology, lipid metabolism and bone anabolism covering both novel compositions and methods of use.

         Additionally, as a result of an agreement with BASF, ILEX has acquired a worldwide license for ILX-651 including composition of matter patent coverage, which is filed in 43 countries, including the U.S. patent expiring at the end of 2015. Clofarabine has worldwide patent protection licensed to Bioenvision by Southern Research Institute including both composition of matter and cancer treatment method coverage expiring between 2008 and 2014 in the U.S.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

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

         Moreover, we believe that obtaining foreign patents may, in some cases, be more difficult than obtaining domestic patents because of differences in patent laws. We also recognize that our patent position may generally be stronger in the U.S. than abroad. Conversely, the protection provided by foreign patents may be weaker than that provided by domestic patents.

         CAMPATH, MABCAMPATH(TM) and PROCAMPATH(TM) are trademarks of M&I Partners. We have filed for trademark protection on various other product candidates in the development pipeline, including worldwide filings for APOMINE. Additionally, we anticipate we will have additional filings on new product candidates entering development as they progress through the development process.

         We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. We generally protect this information with confidentiality agreements that provide that all confidential information developed or made known to others during the course of their employment, consulting or business relationship with us shall be kept confidential except in specified circumstances. Agreements with employees provide that all inventions conceived by the individual while employed by us are our exclusive property. We cannot guarantee, however, that these agreements will be honored, that we will have adequate remedies for breach if they are not honored or that our trade secrets will not otherwise become known or be independently discovered by competitors.

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

o     develop safer and more effective products than us;

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

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

GOVERNMENT REGULATION

         The design, research, development, testing, manufacture, labeling, promotion, marketing, advertising and distribution of drug products are extensively regulated by the FDA in the U.S. and similar regulatory bodies in other countries. The regulatory process is similar for a BLA and an NDA, except that applications for biologics are submitted to the Center for Biologics Evaluation Research, and applications for small molecules are submitted to the Center for Drug Evaluation and Research. The steps ordinarily required before a new drug may be marketed in the U.S., which are similar to steps required in most other countries, include:

o preclinical laboratory tests, preclinical studies in animals, formulation studies and the submission to the FDA of an IND application;

o adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication;

o     the submission of a BLA/NDA to the FDA; and

o     FDA review and approval of the BLA/NDA.

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

         Clinical trials to support BLA/NDAs are typically conducted in three sequential phases, but the phases may overlap. During Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to:

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

         After successful completion of the required clinical trials, a BLA/NDA is generally submitted. The FDA may request additional information before accepting a BLA/NDA for filing, in which case the application must be resubmitted with the additional information. Once the submission has been accepted for filing, the FDA reviews the application and responds to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the BLA/NDA to an appropriate advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of an advisory committee.

         If FDA evaluations of the BLA/NDA and the manufacturing facilities are favorable, the FDA may issue an approval letter or an approvable letter. An approvable letter will usually contain a number of conditions that must be met in order to secure final approval of the BLA/NDA and authorization of commercial marketing of the drug for certain indications. The FDA may also refuse to approve the BLA/NDA or issue a not approvable letter, outlining the deficiencies in the submission and often requiring additional testing or information.

         The FDA may designate a product as an orphan drug if the drug is intended to treat a rare disease or condition. A disease or condition is considered rare if it affects fewer than 200,000 people in the U.S., or if it affects more than 200,000 people but will be sold for less money than it will cost to develop. If a sponsor obtains the first FDA marketing approval for a certain orphan drug, the sponsor will have a seven-year exclusive right to market the drug for the orphan indication.

         The manufacturers of approved products and their manufacturing facilities are subject to continual review and periodic inspections. Because we currently intend to contract with third parties for commercial scale manufacturing of our products, our ability to control compliance with FDA requirements will be limited.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

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

         We will choose the appropriate route of European regulatory filing to accomplish the most rapid regulatory approvals. However, the chosen regulatory strategy may not secure regulatory approvals or approvals of the chosen product indications. M&I Partners filed for European regulatory approval for the use of CAMPATH for CLL in parallel with its U.S. and Canadian regulatory filings. One element of our strategy is to develop chemoprevention agents that may prevent the progression of cancer. The clinical development path for chemoprevention agents is uncertain and may require long-term clinical studies.

PRODUCT LIABILITY AND INSURANCE

         The Company's business involves the risk of product liability claims. The Company has not experienced any product liability claims to date. Although the Company maintains clinical trials liability insurance with coverage limits of $5 million per occurrence and an annual aggregate maximum of $5 million, there can be no assurance that product liability claims will not exceed such insurance coverage limits, which could have a materially adverse effect on the Company's business, financial condition or results of operations, or that such insurance will continue to be available on commercially reasonable terms, if at all.

EMPLOYEES

         At February 28, 2001, the Company had 361 full-time employees, 302 of whom were engaged in research and development activities for both ILEX Products and ILEX Services. No employees are covered by collective bargaining agreements, and the Company believes it maintains good relations with its employees.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

                            ADDITIONAL BUSINESS RISKS

WE HAVE ONLY A LIMITED OPERATING HISTORY AND WE EXPECT TO CONTINUE TO GENERATE LOSSES.

         We began operations in October 1994 and have only a limited operating history upon which you can evaluate our business. We have incurred losses every year since we began operations. As of December 31, 2000, our accumulated deficit was approximately $116.3 million, including net losses of approximately $39.0 million, $46.1 million and $21.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. We have not generated any revenue from product sales to date, and it is possible that significant revenues from product sales will never be achieved. Even if we do achieve significant revenues from product sales, we expect to incur significant operating losses over the next several years. It is possible that we will never achieve profitable operations.

IF WE ARE NOT ABLE TO DEMONSTRATE THE EFFICACY OF OUR DRUG CANDIDATES IN OUR CLINICAL TRIALS OR OUR CLINICAL TRIALS ARE DELAYED, WE MAY NOT BE ABLE TO OBTAIN REGULATORY CLEARANCE TO MARKET OUR DRUGS.

         Many of our research and development programs are at an early stage. Clinical testing is a long, expensive and uncertain process. The FDA or EMEA has not approved any of our product candidates and we cannot assure you that our data collected from our clinical trials will be sufficient to support approval by the FDA or EMEA. We cannot assure you that the clinical trials will be completed on schedule or that the FDA or EMEA will ultimately approve our product candidates for commercial sale. Furthermore, even if initially positive preclinical studies or clinical trial results are achieved, it is possible that we will obtain different results in the later stages of drug development. Drugs in late stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. For example, positive results in early Phase I or Phase II trials may not be repeated in larger Phase II or Phase III trials. All of our potential drug candidates are prone to the risks of failure inherent in drug development, including the possibility that none of our drug candidates will or can:

o     be safe and effective;

o     otherwise meet applicable regulatory standards;

o     be manufactured or produced economically and on a large scale;

o be sold without third parties challenging us and enforcing their patent or other rights;

o be successfully marketed, particularly if a third party introduce an equivalent or superior product; or

o     be reimbursed by government or private payors.

         The clinical trials of any of our drug candidates could be unsuccessful, which would prevent us from commercializing the drug. Our failure to develop safe, commercially viable drugs would substantially impair our ability to generate revenues to sustain operations and materially harm our business and financial condition.

IF M&I PARTNERS IS UNABLE TO COMMERCIALIZE OUR LEAD PRODUCT CANDIDATE, CAMPATH, OUR BUSINESS MAY BE MATERIALLY HARMED.

         CAMPATH is our lead product candidate. Our success will depend, to a great degree, on the success of CAMPATH. In particular, M&I Partners must be able to:

o     establish the safety and efficacy of CAMPATH in humans;

o     obtain regulatory approvals for CAMPATH; and

o     achieve market acceptance of CAMPATH.

         In December 1999, M&I Partners applied to the U.S. Food and Drug Administration for approval to market this product. On February 20, 2001, the FDA issued a Class I complete response letter. However, it is possible that the FDA will not grant this marketing approval or, in order to gain approval, the FDA may require post-marketing studies or larger confirmatory clinical studies to be conducted and may impose other conditions and restrictions that may be difficult and expensive to administer. If M&I Partners fails to successfully obtain regulatory approval for and commercialize CAMPATH, our business and financial condition will be materially harmed.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

OUR DEPENDENCE ON COLLABORATIVE PARTNERS FOR DEVELOPMENT, MANUFACTURING AND MARKETING MAY DELAY OR IMPAIR OUR ABILITY TO GENERATE SIGNIFICANT REVENUES OR OTHERWISE ADVERSELY AFFECT OUR PROFITABILITY.

         We rely on large pharmaceutical companies for development and manufacturing of our compounds. We rely on Schering for the marketing and distribution of CAMPATH. We rely on Boehringer Ingelheim for the manufacture of CAMPATH. Our reliance on pharmaceutical companies and other collaborative partners poses the following risks:

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

OUR STRATEGIC PLAN REQUIRES FUNDAMENTAL CHANGES TO OUR BUSINESS THAT MAY BE DIFFICULT TO IMPLEMENT.

         As we implement our strategic renewal plan, we will need to effectively manage the personnel and resources historically allocated to our fee-for-service business as they transition to development of our pipeline. This transition is expected to be approximately a two to three year process as we complete performance of our fee-for-service agreements. If we are unable to manage this transition effectively, the development of our pipeline or performance of our CRO business may be harmed.

THE SUCCESS OF CAMPATH IS HIGHLY DEPENDENT ON COLLABORATIONS WITH MILLENNIUM AND SCHERING AG.

         As part of our joint venture with Millennium, for the development and commercialization of CAMPATH, we share 50% of the development costs of CAMPATH with Millennium. If we fail for any reason to make a required capital contribution to the joint venture, then Millennium may gain control of the management of the joint venture and become entitled to a greater share of any profits derived from product sales of CAMPATH. At the same time, if Millennium fails for any reason to make a required capital contribution to the joint venture, then we may be required to make additional capital contributions to the joint venture to maintain the desired level of development activities by the joint venture. It is possible that we may not have the resources to compensate for any failure by Millennium to make any capital contributions in its stead and the joint venture may not be able to continue operations with lesser funding.

         We intend to rely on Schering for the sales, marketing and distribution of CAMPATH. If Schering does not devote adequate resources to the marketing of CAMPATH or if disputes between M&I Partners and Schering otherwise arise in connection with the commercialization of CAMPATH, projected sales of CAMPATH may not materialize and our business and financial condition would be materially harmed.

WE MAY BE UNABLE TO OBTAIN THE ADDITIONAL CAPITAL NEEDED TO OPERATE AND GROW OUR BUSINESS, THEREBY REQUIRING US TO CURTAIL OR CEASE OPERATIONS.

         We will require substantial funds in order to:

o        continue our research and development programs;

o        continue our clinical trials; and

o        manufacture and, where applicable, market our products.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

         We believe that our existing resources will fund our activities as currently planned for at least the next year. We may use these existing resources before that time, however, because of changes in our research and development and commercialization plans or other factors affecting our operating expenses or capital expenditures, including potential acquisitions of other businesses, assets or technologies.

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

OUR LACK OF OPERATING EXPERIENCE MAY CAUSE US DIFFICULTY IN MANAGING OUR GROWTH.

         We have no experience in selling pharmaceutical products and only limited experience in negotiating, establishing and maintaining strategic relationships, manufacturing or procuring products in commercial quantities and conducting other later-stage phases of the regulatory approval process. Our ability to manage our growth, if any, will require us to improve and expand our management and our operational and financial systems and controls. If our management is unable to manage growth effectively, our business and financial condition would be materially harmed. In addition, if rapid growth occurs, it may strain our operational, managerial and financial resources.

IF WE FAIL TO COMPLY WITH EXTENSIVE REGULATIONS ENFORCED BY DOMESTIC AND FOREIGN REGULATORY AUTHORITIES, THE COMMERCIALIZATION OF CAMPATH AND OUR OTHER PRODUCT CANDIDATES WOULD BE PREVENTED OR DELAYED AND OUR ABILITY TO CONDUCT OUR CRO BUSINESS COULD BE LIMITED.

         Our products, including CAMPATH, are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and other regulatory approvals is costly, time-consuming, uncertain and subject to unanticipated delays.

         The FDA may refuse to approve an application if it believes that applicable regulatory criteria are not satisfied. The FDA may also require additional testing for safety and efficacy. Foreign regulatory authorities may also refuse to grant any approval. Even after U.S. regulatory approval is obtained for CAMPATH or any of our other products, we will be subject to continual review. Newly discovered or developed safety or efficacy data may result in revocation of our marketing approval. Moreover, if and when such approval is obtained, the marketing of CAMPATH and any of our other product candidates will be subject to extensive regulatory requirements administered by the FDA and other regulatory bodies. Product manufacturing facilities are also subject to continual review and periodic inspection and approval of manufacturing modifications. Domestic manufacturing facilities are subject to biennial inspections by the FDA and must comply with the FDA's current Good Manufacturing Practices, or cGMP, and other regulations. In complying with these regulations, manufacturers must spend funds, time and effort in the areas of production, record keeping, personnel and quality control to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing. Failure to comply with any of these post-approval requirements can result in, among other things, warning letters, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecutions. Any such enforcement action could materially harm our business. Unanticipated changes in existing regulatory requirements or the adoption of new requirements could materially harm our business and financial condition.

         The European Union, Japan and other countries also extensively regulate pharmaceuticals, including biological drug products. No assurance can be given that we will be able to obtain or maintain other countries' approvals for CAMPATH or any of our other products.

IF ANY OF OUR LICENSE AGREEMENTS FOR INTELLECTUAL PROPERTY UNDERLYING CAMPATH OR ANY OTHER PRODUCT CANDIDATE IS TERMINATED, WE MAY LOSE OUR RIGHTS TO DEVELOP OR MARKET THAT PRODUCT.

         We have licensed intellectual property, including patents, patent applications and know-how, from pharmaceutical companies, research institutions and others, including the intellectual property underlying our most advanced product candidates: CAMPATH, eflornithine and OXYPRIM. Some of our product development programs depend on our ability to maintain rights under these licenses.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

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

         If we succeed in bringing one or more products to the market, there can be no assurance that these products will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products economically. The level of reimbursement available for CAMPATH will greatly impact the profitability of our joint venture with Millennium and, in turn, ILEX. There can be no assurance that chemoprevention drugs which we develop, if any, would be eligible for reimbursement.

BECAUSE OF THE SPECIALIZED NATURE OF OUR BUSINESS, THE TERMINATION OF RELATIONSHIPS WITH OUR KEY MANAGEMENT AND SCIENTIFIC PERSONNEL OR OUR INABILITY TO RECRUIT AND RETAIN ADDITIONAL PERSONNEL COULD PREVENT US FROM DEVELOPING OUR TECHNOLOGIES, CONDUCTING PRECLINICAL STUDIES AND CLINICAL TRIALS OR DEVELOPING CAMPATH AND OUR OTHER PRODUCT CANDIDATES.

         Our success depends greatly on our ability to attract and retain qualified scientific and technical personnel. Due to the technical expertise and knowledge required in our identification and evaluation of potentially viable oncology compounds or technology in-licensing or acquisition targets, we rely particularly heavily upon Daniel Von Hoff, M.D., a founder of ILEX, member of the Board of Directors and member of our Research Advisory Panel. The consulting agreement between us and Dr. Von Hoff does not obligate Dr. Von Hoff to devote any specified level of time or resources to the development of potential products for us. Dr. Von Hoff has other substantial professional time commitments, including serving on the scientific advisory boards of other companies, and it is possible that he will not provide us with any product opportunities in the future.

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

         To expand our research and development programs and pursue our product development plans, we will be required to hire additional qualified scientific and technical personnel, as well as personnel with expertise in clinical testing and government regulation. The competition for qualified personnel in the biotechnology field is intense, and we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. Our future success depends upon our ability to attract, retain and motivate highly skilled employees. In order to commercialize our products successfully, we will be required to expand our workforce, particularly in the areas of

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

manufacturing, clinical trials management, regulatory affairs, business development and sales and marketing. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel. We face intense competition for qualified individuals from numerous pharmaceutical, biopharmaceutical and biotechnology companies, as well as academic and other research institutions. To the extent we are not able to attract and retain these individuals on favorable terms, our business may be harmed.

WE MAY NOT BE ABLE TO OBTAIN EFFECTIVE PATENTS TO PROTECT OUR TECHNOLOGIES FROM USE BY OTHER COMPANIES WITH COMPETITIVE PRODUCTS, AND PATENTS OF OTHER COMPANIES COULD PREVENT US FROM DEVELOPING OR MARKETING CAMPATH OR OUR OTHER PRODUCT CANDIDATES.

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

         We have not conducted in-depth validity and infringement studies on the patent applications that we have in-licensed. All of the patents and patent applications which we have in-licensed are subject to potential challenge and may not provide protection for our compounds. OXYPRIM does not have patent protection.

         In addition, we are aware of third party patents and patent applications that relate to certain humanized or modified antibodies, products useful for making humanized or modified antibodies, and processes for making and using humanized or modified antibodies. Certain patent applications of the ILEX and Millennium joint venture for CAMPATH end uses and formulations are still pending.

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

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

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

OUR COMPETITORS MAY DEVELOP PRODUCTS SUPERIOR TO THOSE WE ARE DEVELOPING.

         The technological areas in which we work evolve at a rapid pace. Our future success depends upon our ability to compete in the research, development and commercialization of products and technologies in oncology, our area of focus. Many of our competitors have substantially greater research and development capabilities and experience and greater manufacturing, marketing, financial and managerial resources than do we. These competitors may develop products that are superior to those we are developing and render our products or technologies non-competitive or obsolete. In addition, we may not be able to keep pace with technological change.

         Products currently exist in the market that will compete directly with the products that we are seeking to develop. Any product candidate that we develop and for which we gain regulatory approval must then compete for market acceptance and market share. Product competition is particularly intense in markets that we may target with CAMPATH in the future, including non-Hodgkin's lymphoma and multiple sclerosis.

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

WE HAVE NO EXPERIENCE IN COMMERCIALIZING PRODUCTS ON OUR OWN AND TO THE EXTENT WE DO NOT DEVELOP THIS ABILITY OR CONTRACT WITH A THIRD-PARTY TO ASSIST US, WE MAY NOT BE ABLE TO SUCCESSFULLY SELL OUR PRODUCT CANDIDATES. ADDITIONALLY, IF THE MARKET DOES NOT ACCEPT OUR PRODUCTS OR IF REFORM IN THE HEALTHCARE INDUSTRY DOES NOT PROVIDE ADEQUATE REIMBURSEMENT FOR OUR PRODUCTS, WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUES TO MAINTAIN OUR BUSINESS.

         We do not have a sales and marketing force and may not be able to develop this capacity. If we are unable to establish sales and marketing capabilities, we will need to enter into sales and marketing agreements to market our products in the United States. For sales outside the United States, we plan to enter into third-party arrangements. In these foreign markets, if we are unable to establish successful distribution relationships with pharmaceutical companies, we may fail to realize the full sales potential of our product candidates.

         Additionally, our product candidates may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any approved product candidate will depend on a number of factors, including:

o     establishment and demonstration of clinical efficacy and safety;

o     cost-effectiveness of a product;

o     its potential advantage over alternative treatment methods; and

o     marketing and distribution support for the product.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

         In addition, government health administrative authorities, private health insurers and other organizations are increasingly challenging both the need for and the price of new medical products and services. Consequently, uncertainty exists as to the reimbursement status of newly approved therapeutics and diagnostics. For these and other reasons, physicians, patients, third-party payors and the medical community may not accept and utilize any product candidates that we develop and even if they do, reimbursement may not be available for our products to enable us to maintain price levels sufficient to realize an appropriate return on our investment in research and product development.

OUR BUSINESS MAY BE HARMED IF WE ARE UNABLE TO INTEGRATE CONVERGENCE AND SYMPHAR WITH OUR OTHER OPERATIONS OR IF THE TECHNOLOGY OR PERSONNEL OF CONVERGENCE OR SYMPHAR DO NOT MEET OUR EXPECTATIONS.

         We completed our acquisition of Convergence Pharmaceuticals, Inc. in July 1999 and in February 2001, we acquired Symphar S.A. We may not be able to successfully integrate or manage these businesses. In addition, the combination of our business with these businesses may not achieve efficiencies or synergies that justify the acquisitions. Operational risks associated with an acquisition include the possibility that an acquisition does not ultimately provide the benefits originally anticipated by the Company's management, while the Company continues to incur operating expenses to provide the services formerly provided by the acquired company. In carrying out its acquisition strategy, the Company attempts to minimize the risk of unexpected liabilities and contingencies associated with acquired businesses through planning, investigation and negotiation, but there is no assurance that it will be successful in doing so. There can be no assurance that recent or future acquisitions can be readily assimilated into the Company's operating structure. Inability to efficiently integrate acquired companies could have a material adverse effect on the Company's financial condition and results of operations. In addition, the technology or personnel we acquired as part of these businesses may not ultimately provide the benefits originally anticipated by the Company's management.

IF WE ARE UNABLE TO MAINTAIN OUR RELATIONSHIPS WITH CRTC, US ONCOLOGY AND THEIR RELATED ENTITIES, OUR ABILITY TO CONDUCT CLINICAL TRIALS COULD BE MATERIALLY HARMED.

         We have working relationships with CTRC and US Oncology, two of the most active organizations conducting oncology clinical trials. If we are unable to maintain these relationships, including the elements providing us with access to patients of affiliated doctors and investigators, our business and financial condition could be materially harmed.

IF WE BECOME SUBJECT TO PRODUCT LIABILITY CLAIMS IN CONNECTION WITH COMMERCIALIZATION OF OUR PRODUCTS, THEY MAY RESULT IN DAMAGES EXCEEDING OUR INSURANCE LIMITATION OR REDUCE DEMAND FOR THE APPLICABLE PRODUCTS.

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

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

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

OUR ABILITY TO CONDUCT ANIMAL TESTING COULD BE LIMITED IN THE FUTURE.

         Certain of our clinical trial and research and development activities involve animal testing. Such activities have been the subject of controversy and adverse publicity. Animal rights groups and various other organizations and individuals have attempted to stop animal testing activities by pressing for legislation and regulation in these areas. To the extent the activities of these groups are successful, our business could be materially harmed.

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

         Our executive officers and directors (and their affiliates), in the aggregate, beneficially own or control approximately 17% of our outstanding common stock at March 16, 2001 and therefore have the ability to exercise substantial influence over the outcome of most stockholders' actions, including the election of the members of the Board of Directors. This concentration of ownership could have an adverse effect on the price of our common stock or have the effect of delaying or preventing a change in control of the Company. In addition, certain provisions of Delaware law and our Certificate of Incorporation could make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of ILEX. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. These provisions of Delaware law and our Certificate of Incorporation may also discourage or prevent certain types of transactions involving an actual or threatened change in control of ILEX (including unsolicited takeover attempts), even though such a transaction may offer our stockholders the opportunity to sell their stock at a price above the prevailing market price. Certain of these provisions allow us to issue preferred stock without any vote or further action by the stockholders. These provisions may make it more difficult for stockholders to take certain corporate actions and could have the effect of delaying or preventing a change in control of ILEX. In addition, certain of our corporate partners have the right to terminate their respective agreements with us upon certain changes in control of ILEX, which may discourage acquisitions or other changes in control (including those in which our stockholders might otherwise receive a premium for their shares over then-current market prices).

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

ITEM 2. PROPERTIES

         In July 2000, the Company entered into a lease that expires in November 2008 for its new corporate headquarters consisting of approximately 86,000 square feet of office space in San Antonio, Texas. The Company also has leases of office space expiring in December 2003 of approximately 48,000 rentable square feet in San Antonio, Texas, of which approximately 14,000 square feet is currently subleased for the remainder of the lease term.

         The Company leases approximately 21,000 square feet of office and laboratory space, and operates a 7,200-square-foot manufacturing facility located in San Antonio that has been designed to produce multi-kilogram lot sizes of anticancer compounds under cGMP. The design of this facility, prepared by ILEX staff, has been reviewed by the Regional Compliance Office of the FDA and found to be suitable for production of bulk drugs. The manufacturing facility is owned by a non-profit corporation controlled by CTRC Research and the Texas Research Park Foundation, and provides for the payment by the Company of fixed monthly rent plus a percentage of gross sales generated from the facility. These two organizations obtained a grant to build the facility from the Economic Development Administration. ILEX has a 15-year lease to the facility with three five-year-extension options. The lease expires in December 2010.

         The Company's facility has sufficient capacity to manufacture the materials necessary to satisfy the requirements for conducting clinical trials of ILEX's current products in development. The Company will be required to expand its manufacturing facilities or to contract with other manufacturers in the event there is a need for commercial quantities of the Company's compounds.

         The Company's subsidiary, ILEX Research Products Division, formerly Convergence Pharmaceuticals, Inc., leases approximately 9,800 square feet of office and research space in Boston, Massachusetts. The lease expires in July 2004. Another subsidiary leases approximately 7,500 square feet of office space in Annapolis, Maryland. Additionally, the Company has approximately 2,600 square feet of leased office space in Guildford, England and 3,000 square feet in Edinburgh, Scotland utilized by its subsidiary, ILEX Services Limited. The Company's subsidiary ILEX Research-Europe, S.A., formerly Symphar, S.A., leases approximately 14,700 square feet of office and research space in Geneva, Switzerland expiring between December 2001 and December 2005.

ITEM 3. LEGAL PROCEEDINGS

         On August 16, 2000, Cytokine Pharmasciences, Inc. (CPI), successor-in-interest to Cytokine Networks, Inc. (CNI), filed a lawsuit against Convergence, doing business as ILEX Products Research Division, a Delaware corporation and wholly owned indirect subsidiary of ILEX Oncology, Inc., and Glenn Rice, Ph.D. (Dr. Rice) in the Superior Court Department of Trial Court of the Commonwealth of Massachusetts. Dr. Rice is currently a Vice President of the Company, and served as a director of the Company from July 1999 to January 2001. The suit alleges that Convergence's corporate predecessor which was merged into Convergence, through Dr. Rice, used intellectual property of CNI and requests unspecified damages and a permanent injunction against Dr. Rice and Convergence from using or disclosing any intellectual property developed in whole or in part by Dr. Rice while he was employed by CNI. The Company believes there are meritorious defenses to the claims and intends to defend against the lawsuit vigorously. In addition, the Company believes that the Company and Convergence are entitled to indemnification for damages from certain stockholders of Convergence's predecessor, costs and expenses arising out of this lawsuit up to $10.0 million under the agreement relating to the acquisition of Convergence's predecessor.

         Additionally, the Company entered into Stock Escrow and Pledge Agreements (the Agreements) with Dr. Rice and other stockholders of Convergence's predecessor to secure the indemnity obligations under the agreement relating to the acquisition of Convergence's predecessor as they may relate to the CPI lawsuit. The Agreements required that 312,500 shares of common stock that were issued upon achieving a milestone be placed in escrow, and that a security interest in the stock be granted to the Company. These shares may be released from escrow and replaced with cash deposited in escrow in total, or in part, using an amount calculated in accordance with the Agreements. The shares are considered issued and outstanding by the Company, and therefore eligible for payment of any cash dividends and entitled to vote on all corporate matters submitted to stockholders for vote. The Agreements terminate in the event the lawsuit is settled or resolved, all claims are dismissed or all rights of appeal have been exhausted or have expired.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

         In addition to the above, the Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party will have a material adverse effect on the Company's financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company's results of operations for the period in which such resolution occurred.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

                                    PART II.


ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         As of March 16, 2001, the Company had approximately 5,300 beneficial holders of common stock, including approximately 210 record holders. The Company's common stock is traded on the Nasdaq National Market under the symbol ILXO. The following table sets forth, for the calendar periods indicated, the range of high and low closing prices for the Company's common stock, as reported by the Nasdaq National Market:


                                              2000                                      1999
                                              ----                                      ----
                                   High                  Low                 High                  Low
                                   ----                  ---                 ----                  ---
First Quarter                     $54.13               $21.63               $12.75               $ 9.25
Second Quarter                     40.50                15.91                11.25                 8.13
Third Quarter                      44.50                24.00                19.63                 9.13
Fourth Quarter                     40.19                20.14                27.69                12.19



         These price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The Company's common stock began trading February 20, 1997. The closing price of the Company's common stock on March 16, 2001 was $15.69.

         The Company has never paid dividends on its common stock and anticipates that it will not pay such dividends in the foreseeable future.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial information relating to the Company has been taken or derived from the audited financial statements, notes related thereto and other records of the Company. The statements of operations and balance sheets as of and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report on those statements. The selected financial information should be read in conjunction with the Company's financial statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                                                                      Years Ended
                                                                                      December 31,
                                                        -------------------------------------------------------------------------
                                                           2000           1999            1998             1997            1996
                                                        ---------       ---------       ---------       ---------       ---------
                                                                              (in thousands, except per share data)
SUMMARY OF OPERATING STATEMENT DATA:
Revenue:
    Product development                                 $   3,381       $   4,646       $   4,622       $   5,027       $   3,831
    Contract research services                             24,204          13,457           9,650           5,903           1,537
    Licensing fees                                             --              --              --             300           2,775
                                                        ---------       ---------       ---------       ---------       ---------
        Total revenue                                      27,585          18,103          14,272          11,230           8,143
Operating expenses:
    Research and development costs                         30,535          16,229          16,127           6,740           3,637
    Direct costs of research services                      19,920          13,227          10,875           4,587           2,169
    General and administrative                              7,568           4,063           4,354           6,691           2,886
    In-process research and development                    14,562          11,124              --              --              --
    Special charges                                            --          13,882              --              --              --
                                                        ---------       ---------       ---------       ---------       ---------
         Total operating expenses                          72,585          58,525          31,356          18,018           8,692
                                                        ---------       ---------       ---------       ---------       ---------
Operating loss                                            (45,000)        (40,422)        (17,084)         (6,788)           (549)
Other income (expense):
    Interest income, net                                   11,747           1,700           1,850           2,583             684
    Equity in losses of research and
      development partnerships and
      contract research affiliate                          (5,370)         (7,134)         (5,994)         (4,477)           (750)
    Minority interest in consolidated affiliate              (262)            (82)             --              --              --
                                                        ---------       ---------       ---------       ---------       ---------
Loss before income taxes                                  (38,885)        (45,938)        (21,228)         (8,682)           (615)
    Provision for foreign income taxes                         97             117              --              --              --
                                                        ---------       ---------       ---------       ---------       ---------
Net loss                                                $ (38,982)      $ (46,055)      $ (21,228)      $  (8,682)      $    (615)
                                                        =========       =========       =========       =========       =========
Basic and diluted net loss per share                    $   (1.61)      $   (3.04)      $   (1.71)      $   (0.72)      $   (0.07)
                                                        =========       =========       =========       =========       =========
Weighted average number of shares of common stock
and common stock equivalents outstanding(1)                24,285          15,144          12,450          12,118           8,744
                                                        =========       =========       =========       =========       =========
BALANCE SHEET DATA:
         Cash, cash equivalents and investments in
             marketable securities(2)                   $ 202,772       $  89,126       $  26,025       $  42,646       $  22,984
         Working capital                                  151,620          77,226          23,942          33,089          11,682
         Total assets                                     216,356         100,706          42,688          55,311          27,374
         Accumulated deficit                             (116,320)        (77,338)        (31,283)        (10,055)         (1,373)
         Total stockholders' equity                       196,005          84,579          35,904          51,076          24,826



---------

(1) See Note 2 of Notes to Financial Statements for information concerning the computation of net loss per share.

(2) Includes cash, cash equivalents, short and long term investments, and all restricted investments.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is included to describe the Company's financial position and results of operations for each of the previous three years in the period ended December 31, 2000. The Consolidated Financial Statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

GENERAL

         ILEX Oncology, Inc. (the Company or ILEX) is building a leading oncology-focused pharmaceutical company by assembling and developing a portfolio of novel treatments both for advanced stage cancers and for early stage cancers and premalignant conditions. We have a portfolio of eight anticancer product candidates in clinical development and several preclinical stage product candidates. We built this portfolio primarily through in-licensing and acquisition. In addition to our clinical development programs, ILEX is conducting drug discovery research, translational research, and preclinical studies in the fields of angiogenesis inhibition and targeted medicinal phosphonate chemistry, laying the groundwork for bringing proprietary product candidates into our pipeline.

         We currently have no products available for sale. We have incurred losses since inception and had an accumulated deficit through December 31, 2000 of $116.3 million. Our losses have resulted primarily from product development activities, including in-licensing of products for which we pay fees, and related administrative expenses. We expect to continue to incur operating losses for the next several years. To date we have not generated any revenue from the sale of our drug candidates.

         Our revenue for the foreseeable future will be limited to product development funding under our collaborative relationships, interest income, and other miscellaneous income. In addition, if marketing approval is received from the U.S. Food and Drug Administration (FDA) for our lead product candidate, CAMPATH(R), and if CAMPATH is successfully commercialized, we will receive a portion of the profits generated by its sale. We are developing CAMPATH in partnership with Millennium Pharmaceuticals, Inc. (Millennium) through our equally owned joint venture, Millennium & ILEX Partners, L.P. (M&I Partners). The partnership may not obtain marketing approval of CAMPATH, successfully commercialize it or ever generate profits from its sale. Most of the development of CAMPATH has been conducted by us on behalf of M&I Partners. M&I Partners pays us for these services. We have historically accounted for these CAMPATH development activities as follows:

o our operating revenue includes product development revenue we receive from M&I Partners;

o our research and development expenses include all of the development costs for CAMPATH, which are largely offset by M&I Partners' revenue we receive; and

o our actual share of CAMPATH development costs is reported as equity in losses of research and development partnerships.

         Our contract research organization (CRO) business generates revenue by performing services for companies within the pharmaceutical and biotechnology industries. The terms of our contracts vary, ranging from several months to five years, or completion of the project, and generally may be terminated upon notice of 60 to 90 days by our customers. We recognize revenue with respect to our services either on a percentage-of-completion or fee-for-service basis as work is performed. The CRO business performs all of the development services for ILEX Products; however, our consolidated CRO revenue does not include any amounts related to the services provided to ILEX Products. In February 2001, we announced our intention to transition out of the fee-for-service CRO business.

         We completed a pivotal clinical trial in patients with chronic lymphocytic leukemia (CLL) for our most advanced product candidate, CAMPATH. We submitted a Biologics License Application (BLA) to the U.S. Food and Drug Administration (FDA) for CAMPATH (alemtuzumab) in December 1999. The application was accepted for filing in February 2000, and the FDA returned a complete response letter to the partnership in June 2000. M&I Partners submitted a response to the FDA in August 2000. In December 2000, CAMPATH was reviewed by the Oncologic Drugs Advisory Committee (ODAC) and was recommended for accelerated approval. The committee's recommendation is not binding but will be taken into consideration by the FDA upon completing the review of the CAMPATH BLA. We received a response letter from the FDA in February 2001, indicating the timeframe for accelerated approval was being extended into the second quarter of 2001. M&I Partners and the FDA are completing ongoing discussions on final package labeling and design of a post-marketing confirmatory study for CAMPATH.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

         Additionally, the Marketing Authorization Application for CAMPATH was accepted for review in April 2000 by the European Agency for the Evaluation of Medicinal Products (EMEA). The application, which was submitted in late March of 2000, was reviewed under the EMEA's centralized procedure, required for biotechnology products. The EMEA's Committee on Proprietary Medicinal Products
(CPMP) issued a positive opinion in March 2001 to recommend approval under exceptional circumstances of MABCAMPATH(tm), the trademark for CAMPATH in Europe. We anticipate that the European Commission will ratify the opinion and will issue a Marketing Authorization in mid-2001. Under this authorization, M&I Partners would be granted a single license for marketing MABCAMPATH in the 15 member states of European Union and would receive national licenses in two additional countries, Iceland and Norway. In August 1999, the partnership licensed worldwide marketing rights (except for Japan and East Asia) for CAMPATH to Schering AG. In the future, we plan to market or co-market our own products and become an oncology-focused pharmaceutical company.

         In March 2001, ILEX entered a definitive agreement to co-develop clofarabine, a nucleoside analog, with Bioenvision Inc. We paid $1.1 million upon execution of the agreement and may be required to make future payments in accordance with the agreement if certain drug development milestones are met. In clinical studies, clofarabine has shown promise as a potential new treatment for patients with hematological malignancies, including acute lymphocytic leukemia
(ALL) and acute myelogenous leukemia (AML), and in preclinical studies, for solid tumors. ILEX will take the lead role in developing clofarabine in the U.S. and Canada, where it will have exclusive manufacturing and marketing rights in exchange for an in-licensing fee, milestone payments and royalties. Bioenvision will retain the lead role in developing the compound in Europe and elsewhere, where it will have exclusive manufacturing and marketing rights and ILEX will have rights to royalties.

         In February 2001, the Company acquired Symphar and its research platform in targeted medicinal chemistry and nuclear receptor biology, which has led to drug candidates in several therapeutic fields, including cancer and bone disease, an important complement to our oncology pipeline. The Symphar acquisition, combined with our preclinical angiogenesis inhibition program in Boston, gives the Company the strong capability to translate early-stage research leads into clinical drug development programs. Under the terms of the agreement, we acquired Symphar for approximately $30 million, including $15 million in cash and 521,121 shares of our common stock.

         In July 2000, the Company entered into an agreement with BASF Pharma
(BASF) for an exclusive, worldwide license of ILX-651, a synthetic pentapeptide analog of dolastatin. The Company filed an Investigational New Drug (IND) application in late 2000 and expects to begin human clinical trials shortly. The Company incurred $4.0 million in license issue fees as of December 31, 2000, of which $1.0 million was paid during the third quarter of 2000, and $3.0 million was paid in cash in the first quarter of 2001, and is included in trade accounts payable on the Company's consolidated balance sheet. The Company may be required to make future license maintenance fees in either cash or common stock in accordance with the agreement if certain drug development and time based milestones are met. Additionally, the Company has entered another agreement with BASF providing an option for an exclusive worldwide license to Elinafide, another anti-cancer compound, which is in clinical development.

         In March 2000, ILEX Services, Inc. signed a multi-year services agreement with British Biotech plc (British Biotech) to provide contracted drug development services to complete the ongoing clinical development of British Biotech's drug, marimastat, in North America. In conjunction with the signing of the agreement, ILEX Services acquired the assets for $136,000, consisting primarily of office equipment, of the Annapolis, Maryland office of British Biotech.

         Also in March 2000, we completed a private placement of 3.0 million shares of common stock to selected institutional and other accredited investors. Proceeds, net of offering fees and expenses, to ILEX from the offering were approximately $127 million. We are using the net proceeds from these offerings for the expansion of our clinical trials and preclinical research, with a particular focus on our late-stage clinical product candidates and angiogenesis inhibitors; for potential acquisitions of complementary technologies, products or companies; and for general corporate purposes.

         In July 1999, we acquired Convergence Pharmaceuticals, Inc. (Convergence) and its portfolio of angiogenesis inhibitors in exchange for 1 million shares of our common stock, and an additional earn-out of up to 1 million shares of our common stock that would be issued to Convergence's founders if certain development milestones are met. The first milestone was met in the fourth quarter of 2000, and the Company issued 500,000 shares of common stock and incurred a non-cash in-process research and development charge of $14.6 million. The second milestone is defined as the initiation of treatment of the first patient following initiation of a Phase II trial of one of the Convergence compounds in the U.S. or Europe, and must occur no later than December 31, 2002.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

         In September 1999, ILEX Services sold $5.0 million of its preferred stock (initially convertible beginning in September 2000, or earlier upon the occurrence of certain events, into 290,867 shares of our common stock) to IMPATH, Inc. In November 2000, IMPATH elected to convert its convertible preferred stock to shares of the Company's common stock.

         The following is a discussion of the financial condition and results of operations for the Company for 2000, 1999 and 1998. It should be read in conjunction with the Financial Statements of the Company, the Notes thereto and other financial information beginning on page F-1 of this report.

RESULTS OF OPERATIONS - DECEMBER 31, 2000 AND 1999

OPERATING REVENUES

         Total revenue increased to $27.6 million in 2000, from approximately $18.1 million in 1999. The increase of approximately $9.5 million, or 52%, was due to an additional $10.7 million of contract research revenues, partially offset by a decrease of $1.2 million in product development revenues. The decrease in product development revenues reflects a decrease in development revenue for CAMPATH as a result of increased development in 1999 due to the BLA filing. The $10.7 million increase in contract research services increased revenues to $24.2 million, compared to $13.5 million in 1999, reflecting an increase both in the number of contracts in process, as well as in the size and complexity of the contract research projects.

OPERATING EXPENSES

         Total Operating Expenses. Total operating expenses increased to $72.6 million in 2000 from approximately $58.5 million in 1999. This increase of approximately $14.1 million, or 24%, is primarily attributable to an increase in research and development costs, as well as increases in direct costs of research services, general and administrative expenses, and in-process research and development. This increase was partially offset by special charges of $13.9 million incurred in 1999. ILEX believes that research and development costs will continue to increase in future periods as we expand our preclinical studies and clinical trials associated with developing our own proprietary products, including those being jointly developed with partners.

         Research and Development Costs. Research and development costs increased to $30.5 million in 2000, from approximately $16.2 million in 1999. This increase of $14.3 million, or 88%, was primarily attributable to spending on ILX-651 for which we acquired an exclusive worldwide license in July 2000. Additionally, we incurred increased spending compared to prior year on APOMINE(TM), OXYPRIM, and NM-3.

         In-process Research and Development. In connection with the acquisition of Convergence, the stockholders of Convergence's predecessor can receive an additional earn-out of up to 1 million shares if certain development milestones are met. We achieved the first milestone, which was the initiation of treatment of the first patient following initiation of a Phase I trial of one of our compounds. As such, we issued 500,000 shares of common stock and recorded a non-cash charge of $14.6 million during the fourth quarter of 2000. In connection with the acquisition of Convergence in 1999, we expensed $11.1 million as a charge for the purchase of in-process research and development.

         General and Administrative Costs. General and administrative costs increased to $7.6 million in 2000, from approximately $4.1 million in 1999. This increase of $3.5 million, or 85%, was due to an increase in salaries and related benefits, as well as an increase in leasing expenses for our new corporate headquarters and a one-time charge of $1.0 million to terminate our previous lease agreement.

         Direct Cost of Research Services. Direct cost of research services expense increased to $19.9 million in 2000, from $13.2 million in 1999. This increase of $6.7 million, or 51%, is attributable to an increase both in the number of contracts in process, as well as in the size and complexity of the contract research projects.

OPERATING LOSS

         The loss from operations increased to $45.0 million in 2000, from $40.4 million in 1999. This increase of $4.6 million, or 11%, is attributable to the increase in research and development for own proprietary products, as well as those jointly developed with partners. This increase was partially offset by a decrease in a special charge in the amount of $13.9 million incurred in 1999 primarily associated with the termination of our agreement with PRN.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

EQUITY IN LOSSES OF RESEARCH AND DEVELOPMENT PARTNERSHIP AND CONTRACT RESEARCH AFFILIATE

         Equity in losses in joint ventures and contract research affiliate was $5.4 million in 2000, compared to $7.1 million in 1999. The decrease in losses in joint ventures of $1.7 million, or 24%, was primarily due to $3.3 million in losses of Pharma Forschung Kaufbeuren GmbH (PFK) incurred in 1999, which were partially offset by an increase of $1.6 million in losses of M&I Partners due to pre-launch marketing and selling expenses incurred in preparation of CAMPATH commercialization.

NET INTEREST INCOME

         Net interest income increased to $11.7 million in 2000, from approximately $1.7 million in 1999. This increase of $10.0 million, or 588%, is attributable to an increase in cash and investment balances during the year as a result of our private placement in March 2000, as well as our secondary public offering in November 1999.

NET LOSS

         Net loss decreased $7.1 million in 2000, or 15%, to $39.0 million, from $46.1 million in 1999. Net loss per share decreased $1.43 per share to $1.61 per share in 2000, from $3.04 per share in 1999. Excluding in-process research and development expense and special charges, net loss increased $3.4 million, or 16%, to $24.4 million, from $21.0 million in 1999, and net loss per share decreased $0.38 per share to $1.01 per share, from $1.39 per share in 1999.

RESULTS OF OPERATIONS - DECEMBER 31, 1999 AND 1998

OPERATING REVENUES

         Total revenue increased to $18.1 million in 1999, from approximately $14.3 million in 1998. The increase of approximately $3.8 million, or 27%, was due to an additional $3.8 million of contract research revenues. The $3.8 million increase in contract research services revenues to $13.5 million, compared to $9.7 million in 1998, reflected increases in both the number of contracts in process as well as the size and complexity of the projects.

OPERATING EXPENSES

         Total Operating Expenses. Total operating expenses increased to $58.5 million in 1999 from approximately $31.4 million in 1998. This increase of approximately $27.1 million, or 86%, included special charges of $13.9 million primarily associated with the termination of our agreement with PRN Research, Inc. (PRN). In connection with the acquisition of Convergence, we acquired certain intangible assets including intellectual property in the areas of angiogenesis inhibition, cancer drug and radiation sensitizers and chemotherapeutic agents. In connection with this allocation, $11.1 million was expensed as a charge for the purchase of in-process research and development. The remaining increase of $2.1 million reflects an increase in direct costs of research services, partially offset by a reduction in general and administrative expenses.

         Research and Development Costs. Research and development costs increased to $16.2 million in 1999, from approximately $16.1 million in 1998. This increase of $0.1 million, or 1%, was primarily attributable to increased spending for the development of CAMPATH, partially offset by reduced spending for eflornithine, APOMINE(TM), OXYPRIM, and ILX-295501 compared to 1998. In addition to the $16.2 million in research and development costs incurred in 1999, we recognized a $7.1 million loss as its share in equity losses of research and development partnerships and contract research affiliate.

         In-process Research and Development. In connection with the acquisition of Convergence, we acquired certain intangible assets including intellectual property in the area of angiogenesis inhibitors. In connection with the purchase price allocation, in the third quarter of 1999, $11.1 million was expensed as a charge for the purchase of in-process research and development.

         General and Administrative Costs. General and administrative costs decreased to $4.1 million in 1999, from approximately $4.4 million in 1998. This decrease of $0.3 million, or 7%, was due to an overall reduction in other general and administrative expenses.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

         Direct Cost of Research Services. Direct cost of research services increased to $13.2 million in 1999, from $10.9 million in 1998. This increase of $2.3 million, or 21%, was attributable to increases in both the number of contracts in process as well as the size and complexity of the contract research projects.

OPERATING LOSS

         The loss from operations increased to $40.4 million in 1999, from $17.1 million in 1998. This increase of $23.3 million, or 136%, included the special charge discussed below in the amount of $13.9 million primarily associated with the termination of our agreement with PRN. Additionally, related to the acquisition of Convergence, the Company expensed $11.1 million as a charge for the purchase of in-process research and development.

SPECIAL CHARGES

         We incurred special charges of $13.9 million in the first half of 1999. These charges included $12.3 million in costs associated with the termination of our agreement with PRN. In July 1997, we entered into a service agreement with PRN to jointly market our ability to conduct clinical trials. As part of our arrangement, we issued to PRN 626,788 shares of our common stock in 1997 and 1998. The value of these shares was recorded as an intangible asset to be amortized over the term of the relevant agreement. Effective June 30, 1999, ILEX and PRN terminated the agreement and we issued to PRN the remaining 629,200 shares of our common stock issuable under this agreement. We recorded a $12.3 million special charge associated with the value of such common stock and the write-off, in accordance with Financial Accounting Standard 121, of the net intangible asset associated with our arrangement with PRN. We have no further obligation to PRN with respect to this arrangement.

         The remaining $1.6 million in special charges consisted of a $750,000 accrual for a debt guarantee of an unaffiliated site management organization which we determined is uncollectible; a $350,000 write-down of computer equipment; and an approximate $500,000 write-off of an operating lease commitment for manufacturing equipment which we determined would no longer be utilized.

EQUITY IN LOSSES OF RESEARCH AND DEVELOPMENT PARTNERSHIPS AND CONTRACT RESEARCH AFFILIATE

         Equity in losses in joint ventures and contract research affiliate was $7.1 million in 1999, compared to $6.0 million in 1998, an increase in losses of $1.1 million, or 18%, primarily due to an increase of $1.8 million in losses of PFK.

NET INTEREST INCOME

         Net interest income decreased to $1.7 million in 1999, from approximately $1.9 million in 1998. This decrease of $0.2 million, or 11%, was attributable to a decrease in average cash and investment balances during the first six months of the year, partially offset by increases in cash and investment balances during the last six months of the year related to proceeds from common stock offerings.

NET LOSS

         Net loss increased $24.9 million during 1999, or 117%, to $46.1 million, from $21.2 million in 1998. Net loss per share increased $1.33 per share to $3.04 per share in 1999, from $1.71 per share in 1998.

INCOME TAXES

         The availability of the net operating loss (NOL) and credit carryforwards to reduce U.S. federal taxable income is subject to various limitations under the Internal Revenue Code of 1986 (the Code), as amended, in the event of a greater than 50 percent ownership change as defined in Section 382 of the Code during the applicable three-year period. As of December 31, 2000, the Company had incurred such an ownership change. However, the Company does not believe that this change in ownership significantly affects the Company's ability to utilize its NOL and tax credit carryforwards as of December 31, 2000, because the amount of the cumulative limitation (based upon the Company's current market capitalization) during the carryforward period exceeds the total amount of NOL and tax credit carryforwards.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         ILEX has historically financed its operations primarily through the sale of its capital stock, through development and licensing fee revenues provided by its collaborative partners under its collaborative agreements and through fee-for-service or participatory revenues pursuant to contracts with its CRO clients.

         In March 2000, we sold 3.0 million shares of common stock at $45 per share to selected institutional and other accredited investors in a private placement. Gross proceeds to the Company were approximately $135 million. Net proceeds to the Company were approximately $127 million. In November 1999, the Company completed an underwritten public offering of newly issued common stock of which 4.2 million shares were sold by the Company. Net proceeds to the Company from the secondary offering were approximately $55 million.

         At December 31, 2000, we had cash, cash equivalents, restricted investments and investments in marketable securities of $202.8 million and working capital of $151.6 million. Cash, cash equivalents, restricted investments and investments in marketable securities increased over $113.6 million primarily as a result of the private placement previously mentioned. In connection with the lease of the Company's corporate offices, we obtained a letter of credit, with the lessor as beneficiary, in the amount of $2.8 million. The letter of credit is 125% collateralized with $3.6 million in restricted cash. As a result of the previous lease agreement, the Company has accrued a one-time charge of $1.0 million related to an estimate of the Company's remaining lease costs and future sublease rentals.

         In February 2001, we acquired Symphar and its research platform for approximately $30 million, $15 million in cash and 521,121 shares of our common stock. The agreement specifies that, subject to the viability of performance, we agree to fund a minimum operating and capital budget between $4 to $5 million annually for each of the next three years.

         Our cash requirements are expected to continue to increase each year as we expand our activities and operations. It is possible we will never be able to generate significant product revenue or achieve or sustain profitability. We expect our current funds will be adequate to cover all of our obligations for at least the next year. Until our business can generate sufficient levels of cash from product sales, we expect to continue to finance our operations through existing cash, revenue from collaborative relationships, and proceeds from the sale of equity securities.

         We plan to continue our policy of investing available funds in government securities and investment-grade, interest-bearing securities, primarily with maturities of one year or less. We do not invest in derivative financial instruments, as defined by Statement of Financial Accounting Standards No. 119.

         ILEX's future expenditures and capital requirements will depend on numerous factors, but not limited to, the progress of its research and development programs, the progress of its non-clinical and clinical testing, the magnitude and scope of these activities, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in or termination of existing collaborative arrangements, the ability of the Company to establish, maintain and avoid termination of collaborative arrangements and the purchase of capital equipment and acquisitions of compounds, technologies or businesses. The Company's cash requirements are expected to continue to increase each year as it expands its activities and operations. As of December 31, 2000, the Company did not have any material commitments for capital expenditures. There can be no assurance that the Company will ever be able to generate product revenue or achieve or sustain profitability. The Company expects its cash, cash equivalents, and marketable securities will be adequate to cover all of its obligations for the next year.

ACCOUNTING PRONOUNCEMENTS

         In 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." The Company has implemented FIN 44 and there has been no material impact on the financial position of the Company as a result of the adoption.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which provides guidance in applying generally accepted accounting principles related to revenue recognition issues. Implementation of SAB 101 was required no

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company has implemented SAB 101 and there has been no impact on the results of operations of the Company as a result of the adoption.

         In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the adoption of SFAS 133 for one year. In 2000 the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which addresses certain implementation issues related to SFAS No. 133. The Company has adopted these statements, which have had no impact on the financial position or earnings of the Company as there were no derivative instruments held by the Company at December 31, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

         The Company is exposed to some market risk through interest rates, related to its investment of its current cash, cash equivalents, restricted investments and marketable securities of approximately $202.8 million at December 31, 2000. These funds are generally invested in highly liquid treasury bills, money market accounts with short-term maturities and corporate bonds. As such instruments mature and the funds are reinvested, the Company is exposed to changes in market interest rates. This risk is not considered material and the Company manages such risk by continuing to evaluate the best investment rates available for short-term high quality investments. The Company has not used derivative financial instruments in its investment portfolio.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by item 10 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

         The information called for by item 11 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by item 12 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by item 13 of Form 10-K is incorporated herein by reference to such information included in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

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

(b)      Reports on Form 8-K
         The Company has recently filed the following Form 8-K's:
                  Dated February 28, 2001, to disclose the acquisition of Symphar, SA, a drug discovery firm located in Geneva, Switzerland.
                  Dated February 14, 2001, to file a press release announcing its 2000 fourth quarter and year end results of operations. Dated February 13, 2001, to file a press release announcing its acquisition of Symphar S.A.
                  Dated December 14, 2000, to file a press release regarding the recommendations of the Oncologic Drugs Advisory Committee to the U.S. Food and Drug Administration on CAMPATH.

 (c)              Exhibits

EXHIBIT
NUMBER                EXHIBIT
------                -------

2.1 Plan of Merger and Acquisition Agreement dated July 16, 1999, by and among ILEX Oncology, Inc., Convergence Pharmaceuticals, Inc., Vikas Sukhatme, Raghuram Kalluri, Ralph Weichselbaum, Donald Kufe, Glenn C. Rice, and Tsuyneya Ohno (Incorporated herein by reference to Exhibit
           2.1 to the Company's Current Report on Form 8-K filed July 30, 1999)

2.2 Share Purchase Agreement between the shareholders of Symphar S.A., ILEX Oncology, Inc. and ILEX Acquisitions, Inc., effective February 13, 2001 (Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 28, 2001)

3.1
           Amended and Restated Certificate of Incorporation of the Company filed May 31, 2000 (Incorporated herein by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q filed August 8, 2000)

3.2 Bylaws of the Company, as amended (Incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

4.1 Specimen of certificate representing Common Stock, $.01 par value, of the Company (Incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.1 Services Agreement dated November 18, 1994 between CTRC Research Foundation and the Company (Incorporated herein by reference to Exhibit 10.6 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

10.2 Covenant Not To Sue dated September 1995 between CTRC Research Foundation and the Company (Incorporated herein by reference to Exhibit 10.7 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.3 Commercial Industrial Sublease Agreement between TRTF/CTRCRF Building Corporation and the Company (Incorporated herein by reference to Exhibit 10.11 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.4 Employment Agreement dated August 27, 1996 between Pedro Santabarbara, M.D., Ph.D. and the Company (Incorporated herein by reference to Exhibit 10.43 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.5 Consulting Services Agreement dated March 16, 1995 between the Company and Charles A. Coltman, Jr., M.D. (Incorporated herein by reference to Exhibit 10.45 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.6 1995 Stock Option Plan for the Company (Incorporated herein by reference to Exhibit 10.47 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.7* Second Amended and Restated 1996 Non-Employee Director Stock Option Plan for the Company

10.8 Form of Non-Employee Director Stock Option Agreement for the Company (Incorporated herein by reference to Exhibit 10.49 to the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.9*      2000 Employee Stock Compensation Plan, as amended

10.10*     2000 Employee Stock Purchase Plan, as amended

10.11 Form of Pledge Agreement between Cancer Therapy and Research Center Endowment and each of Gary V. Woods and Ruskin C. Norman, M.D. (Incorporated herein by reference to Exhibit 10.55 to the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.12 Service Agreement dated June 30, 1997, between the Company and PRN Research, Inc. (Incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed August 14, 1997)

10.13 Drug Development and Commercialization Agreement dated March 27, 1998, between the Company and The Burnham Institute, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 15, 1998)

10.14 Office Building Lease Agreement dated April 8, 1998, between the Company and N.W.A. Limited Partnership (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 14, 1998)

10.15 Stock Purchase Agreement dated January 22, 1999 between the Company and Eli Lilly and Company (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 17, 1999)

10.16 Registration Rights Agreement dated January 22, 1999 between the Company and Eli Lilly and Company (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed May 17, 1999)

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

10.17 Employment Agreement dated July 16, 1999 by and between ILEX Oncology, Inc. and Glenn C. Rice (incorporated herein by reference to
           Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 16, 1999 and filed July 30, 1999)

10.18 Registration Rights Agreement dated July 16, 1999 among ILEX Oncology, Inc., Vikas Sukhatme, Raghuram Kalluri, Ralph Weichselbaum, Donald Kufe, Glenn C. Rice, Tsuneya Ohno, Stephen Dolezalek, Beth Israel Deaconess Medical Center and Arch Development Corporation (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 16, 1999 and filed July 30,
           1999)

10.19 Stock Purchase Agreement dated July 16, 1999 by and between ILEX Oncology, Inc. and each of the Investors (as defined therein) (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed August 16, 1999)

10.20+ Distribution and Development Agreement between Millennium & ILEX Partners, L.P. and Schering AG dated August 24, 1999 (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K/A filed September 21, 1999)

10.21      Letter agreement dated September 9, 1999, between the Company and Al
           J. Jecminek (Incorporated herein by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31,
           1999)

10.22 Form of Purchase Agreement between ILEX Oncology, Inc. and each Purchaser (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3 dated March 8, 2000 (Registration No. 333-32000))

10.23 Office Lease Agreement dated July 14, 2000, between Orion Fountainhead Two Partners, Ltd., and ILEX Oncology, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed November 14, 2000)

10.24 Consulting Services Agreement dated July 1, 1997, between the Company and Daniel D. Von Hoff, M.D. (Incorporated herein by reference to
           Exhibit 10.61 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

11.1*      Computation of Earnings Per Share

21.1       Subsidiaries of the Company


                                                      State of               Names Under Which
                Name                                  Incorporation          Doing Business
                ----                                  -------------          --------------
                ILEX Oncology Services, Inc.          Delaware               ILEX Oncology Services, Inc.
                ILEX Products, Inc.                   Delaware               ILEX Products, Inc.
                Convergence Pharmaceuticals, Inc.     Delaware               ILEX Products Research Division
                ILEX Services Limited                 England and Wales      ILEX Services Limited
                ILEX Research-Europe, S.A.            Geneva, Switzerland    ILEX Research-Europe, S.A.
                ILEX Acquisitions, Inc.               Delaware               ILEX Acquisitions, Inc.


23*        Consent of Arthur Andersen LLP

24.1*      Power of Attorney (included on signature page)

99.1*      Financial Statements of Millennium & ILEX Partners, L.P.

*      Filed herewith.

+ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
-------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Antonio, Texas, on March 22, 2001.
                                    ILEX ONCOLOGY, INC.

                                 By:    /s/ RICHARD L. LOVE
                                    --------------------------------------------
                                    Richard L. Love
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

                                 By:    /s/ GREGORY L. WEAVER
                                    --------------------------------------------
                                    Gregory L. Weaver
                                    Vice President and Chief Financial Officer
                                    (Chief Financial and Accounting Officer)

Pursuant to the requirements of Section 13 of 15(d) of the Securities Act of 1934, this report has been signed below on March 22, 2001 by the following persons in the capacities indicated.


                 SIGNATURE                                  TITLE
                 ---------                                  -----

             /s/ GARY V. WOODS                  Director, Chairman of the Board
     ------------------------------------
               Gary V. Woods


            /s/ RICHARD L. LOVE
     ------------------------------------       President, Chief Executive Officer
              Richard L. Love                   Director


         /s/ JOSEPH S. BAILES, M.D.             Director
     ------------------------------------
           Joseph S. Bailes, M.D.


          /s/ JEFFREY H. BUCHALTER              Director
     ------------------------------------
            Jeffrey H. Buchalter


        /s/ JASON S. FISHERMAN, M.D.            Director
     ------------------------------------
          Jason S. Fisherman, M.D.


         /s/ RUSKIN C. NORMAN, M.D.             Director
     ------------------------------------
           Ruskin C. Norman, M.D


        /s/ DANIEL D. VON HOFF, M.D.            Director
     ------------------------------------
          Daniel D. Von Hoff, M.D

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                  Page
                                                                                                                  ----
Report of Independent Public Accountants                                                                          F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999                                                      F-3

Consolidated Statements of Operations - For the Years Ended December 31, 2000, 1999 and 1998                      F-5

Consolidated Statements of Stockholders' Equity and Comprehensive Income - For the Years Ended
   December 31, 2000, 1999 and 1998                                                                               F-6

Consolidated Statements of Cash Flows - For the Years Ended December 31, 2000, 1999 and 1998                      F-7

Notes to Consolidated Financial Statements                                                                        F-8

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ILEX Oncology, Inc.:

We have audited the accompanying consolidated balance sheets of ILEX Oncology, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ILEX Oncology, Inc., and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                /s/ ARTHUR ANDERSEN LLP

San Antonio, Texas
February 23, 2001

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


                           CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Shares and Per Share Amounts)

                                                                              December 31
                                                                        ------------------------
                                   ASSETS                                  2000           1999
                                   ------                               ---------      ---------
CURRENT ASSETS:
   Cash and cash equivalents                                            $  18,099      $  43,477
   Investments in marketable securities                                   136,913         33,758
   Restricted investments                                                   1,635          1,400
   Accounts receivable, net of allowance for doubtful accounts of
     $344 and $164 in 2000 and 1999, respectively
       Billed                                                               6,155          4,630
       Unbilled                                                             2,186          2,620
       Employee                                                               154            245
       Other                                                                   77             --
   Interest receivable                                                      4,368          1,338
   Prepaid expenses and other                                               1,024            434
                                                                        ---------      ---------

                           Total current assets                           170,611         87,902
                                                                        ---------      ---------



NONCURRENT ASSETS:
   Investments in marketable securities                                    42,960         10,216
   Restricted investments                                                   3,165            275
   Investments in and advances to-
     Research and development partnership                                  (7,104)        (2,534)
   Other assets                                                               248            142
                                                                        ---------      ---------

                                                                           39,269          8,099

PROPERTY AND EQUIPMENT, at cost, net of accumulated
   depreciation of $3,763 and $3,242 in 2000 and 1999, respectively         6,476          4,705
                                                                        ---------      ---------

                           Total assets                                 $ 216,356      $ 100,706
                                                                        =========      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


                           CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Shares and Per Share Amounts)

                                                                             December 31
                                                                       ------------------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY                  2000          1999
                   ------------------------------------                ---------      ---------
CURRENT LIABILITIES:
   Accounts payable-
     Related parties                                                   $      30      $     165
     Other                                                                 6,706          2,462
   Accrued subcontractor costs-
     Related parties                                                         678            739
     Other                                                                 2,181          1,913
   Accrued liabilities                                                     3,671          2,488
   Deferred revenue                                                        5,725          2,909
                                                                       ---------      ---------

               Total current liabilities                                  18,991         10,676
                                                                       ---------      ---------

LONG-TERM LIABILITIES                                                      1,360            369
                                                                       ---------      ---------

                                                                          20,351         11,045
                                                                       ---------      ---------

COMMITMENTS AND CONTINGENCIES (see Note 16)

MINORITY INTEREST                                                             --          5,082

STOCKHOLDERS' EQUITY:
   Convertible preferred stock, $0.01 par value; 20,000,000 shares
     authorized; no shares issued or outstanding                              --             --
   Common stock, $0.01 par value; 100,000,000 shares authorized;
     25,815,243 and 21,590,425 shares issued; 25,776,243 and
     21,551,425 shares outstanding in 2000 and 1999, respectively            258            216
   Additional paid-in capital                                            312,687        163,821
   Accumulated deficit                                                  (116,320)       (77,338)
   Deferred compensation                                                      --         (1,603)
   Accumulated other comprehensive loss                                     (103)            --
   Less - Treasury stock at cost; 39,000 shares in 2000 and 1999            (517)          (517)
                                                                       ---------      ---------

               Total stockholders' equity                                196,005         84,579
                                                                       ---------      ---------

               Total liabilities and stockholders' equity              $ 216,356      $ 100,706
                                                                       =========      =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                           Years Ended December 31
                                                    ------------------------------------
                                                      2000          1999         1998
                                                    --------      --------      --------
REVENUE:
   Product development                              $  3,381      $  4,646      $  4,622
   Contract research services                         24,204        13,457         9,650
                                                    --------      --------      --------

                      Total revenue                   27,585        18,103        14,272
                                                    --------      --------      --------

OPERATING EXPENSES:
   Research and development costs                     30,535        16,229        16,127
   Direct cost of research services                   19,920        13,227        10,875
   General and administrative                          7,568         4,063         4,354
   In-process research and development                14,562        11,124            --
   Special charges                                        --        13,882            --
                                                    --------      --------      --------

                      Total operating expenses        72,585        58,525        31,356
                                                    --------      --------      --------

OPERATING LOSS                                       (45,000)      (40,422)      (17,084)

OTHER INCOME (EXPENSE):
   Equity in losses of-
     Research and development partnerships            (5,370)       (3,824)       (4,453)
     Contract research affiliate                          --        (3,310)       (1,541)
   Interest income, net                               11,747         1,700         1,850
   Minority interest in consolidated subsidiary         (262)          (82)           --
                                                    --------      --------      --------

LOSS BEFORE INCOME TAXES                             (38,885)      (45,938)      (21,228)

   Provision for foreign income taxes                     97           117            --
                                                    --------      --------      --------

NET LOSS                                            $(38,982)     $(46,055)     $(21,228)
                                                    ========      ========      ========

BASIC AND DILUTED NET LOSS PER SHARE                $  (1.61)     $  (3.04)     $  (1.71)
                                                    ========      ========      ========
WEIGHTED AVERAGE NUMBER OF SHARES OF
COMMON STOCK OUTSTANDING                              24,285        15,144        12,450
                                                    ========      ========      ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                          (In Thousands, Except Shares)


                                                 Common Stock
                                            ----------------------               Receivables
                                                           $0.01     Additional  on Sale of
                                                            Par        Paid-In     Common    Deferred    Treasury   Accumulated
                                              Shares       Value      Capital      Stock   Compensation    Stock       Deficit
                                            ----------  ----------   -----------   -----   ------------  --------   -----------
BALANCES, December 31, 1997                 12,279,530      $123      $ 61,090      $(82)     $    --      $  --      $ (10,055)

Comprehensive loss:
 Net loss                                           --        --            --        --           --         --        (21,228)
  Foreign currency translation                      --        --            --        --           --         --             --

Comprehensive loss


Issuance of common shares for
 collaborative agreement                       314,600         3         3,104        --           --         --             --
Stock received as a reduction in
advances to partners                           (39,000)       --            --        --           --       (517)            --

Exercise of stock options and warrants          58,463         1           286        --           --         --             --
Warrants issued in payment of
 license fee                                        --        --         3,143        --           --         --             --
Collections on receivables on sale of
common stock                                        --        --            --        36           --         --             --
                                            ----------      ----      --------      ----      -------      -----      ---------
BALANCES, December 31, 1998                 12,613,593       127        67,623       (46)          --       (517)       (31,283)
Comprehensive loss:
 Net loss                                           --        --            --        --           --         --        (46,055)
  Foreign currency translation                      --        --            --        --           --         --             --

Comprehensive loss:

Issuance of common shares in
 connection with termination of a
 collaborative agreement                       629,200         6         6,286        --           --         --             --
Issuance of common shares for
 acquisition of company                      1,000,000        10         9,928        --           --         --             --
Issuance of common shares sold in
 connection with collaborative
 agreement for drug compound                   218,858         2         2,498        --           --         --             --
Exercise of stock options and warrants         500,574         5           874        --           --         --             --
Options issued for consulting
 agreements                                         --        --         2,167        --       (1,603)        --             --
Issuance of common shares in private
 placement, net of  issuance costs           2,389,200        24        19,976        --           --         --             --
Issuance of common shares in
 secondary offering, net of issuance
 costs                                       4,200,000        42        54,469        --           --         --             --
Collections on receivables on sale of
  common stock                                      --        --            --        46           --         --             --
                                            ----------      ----      --------      ----      -------      -----      ---------
BALANCES, December 31, 1999                 21,551,425       216       163,821        --       (1,603)      (517)       (77,338)
Comprehensive loss:
 Net loss                                           --        --            --        --           --         --        (38,982)
  Foreign currency translation                      --        --            --        --           --         --             --

Comprehensive loss:

Exercise of stock options and warrants         418,787         4         1,975        --           --         --             --
Non-cash compensation expense                                              206
Options issued for consulting
 agreements                                         --        --          (381)       --        1,603         --             --
Issuance of common shares in private
 placement, net of issuance costs            3,000,000        30       127,190        --           --         --             --
Conversion of subsidiary's preferred
 stock to common stock                         290,867         3         4,997        --           --         --             --
Issuance of common stock for
 achievement of development
 milestone                                     500,000         5        14,557        --           --         --             --
Issuance of common stock for
 Employee Stock Purchase Plan                   15,164        --           322        --           --         --             --
                                            ----------      ----      --------      ----      -------      -----      ---------
BALANCES, December 31, 2000                 25,776,243      $258      $312,687      $ --      $    --      $(517)     $(116,320)
                                            ==========      ====      ========      ====      =======      =====      =========

                                             Accumulated
                                                Other
                                            Comprehensive
                                             Income (Loss)  Total
                                            -------------- --------
BALANCES, December 31, 1997                     $  --      $ 51,076

Comprehensive loss:
 Net loss                                          --       (21,228)
  Foreign currency translation                     --            --
                                                           --------
Comprehensive loss                                          (21,228)
                                                           --------

Issuance of common shares for
 collaborative agreement                           --         3,107
Stock received as a reduction in
advances to partners                               --          (517)

Exercise of stock options and warrants             --           287
Warrants issued in payment of
 license fee                                       --         3,143
Collections on receivables on sale of
common stock                                       --            36
                                                -----      --------
BALANCES, December 31, 1998                        --        35,904
Comprehensive loss:
 Net loss                                          --       (46,055)
  Foreign currency translation                     --            --
                                                           --------
Comprehensive loss:                                         (46,055)
                                                           --------
Issuance of common shares in
 connection with termination of a
 collaborative agreement                           --         6,292
Issuance of common shares for
 acquisition of company                            --         9,938
Issuance of common shares sold in
 connection with collaborative
 agreement for drug compound                       --         2,500
Exercise of stock options and warrants             --           879
Options issued for consulting
 agreements                                        --           564
Issuance of common shares in private
 placement, net of  issuance costs                 --        20,000
Issuance of common shares in
 secondary offering, net of issuance
 costs                                             --        54,511
Collections on receivables on sale of
  common stock                                     --            46
                                                -----      --------
BALANCES, December 31, 1999                        --        84,579
Comprehensive loss:
 Net loss                                          --       (38,982)
  Foreign currency translation                   (103)         (103)
                                                           --------
Comprehensive loss:                                         (39,085)
                                                           --------
Exercise of stock options and warrants             --         1,979
Non-cash compensation expense                                   206
Options issued for consulting
 agreements                                        --         1,222
Issuance of common shares in private
 placement, net of issuance costs                  --       127,220
Conversion of subsidiary's preferred
 stock to common stock                             --         5,000
Issuance of common stock for
 achievement of development
 milestone                                         --        14,562
Issuance of common stock for
 Employee Stock Purchase Plan                      --           322
                                                -----      --------
BALANCES, December 31, 2000                     $(103)     $196,005
                                                =====      ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                       Years Ended December 31
                                                                               ---------------------------------------
                                                                                 2000            1999         1998
                                                                               ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                   $ (38,982)     $ (46,055)     $ (21,228)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                               2,521          2,226          2,076
       Special charges                                                                --         13,882             --
       In-process research and development                                        14,562         11,124             --
       Net activity of research and development partnerships and
         contract research affiliate                                               4,570          4,426            435
       Minority interest                                                             262             82             --
       Deferred compensation expense for consultants' options                      1,222            564             --
       Non-cash compensation expense                                                 206             --             --
       Loss on disposal of equipment                                                 134             --             --
       Valuation of warrant issued in payment of licensing fees                       --             --          3,143
       Changes in operating assets and liabilities:
           Increase in receivables, net                                           (4,107)        (3,974)          (143)
           Increase in prepaid expenses and other                                   (590)          (443)          (474)
           (Increase) decrease in other noncurrent assets                           (106)            75            (75)
           Increase (decrease) in accounts payable and accrued liabilities         5,536            (51)         1,979
           Increase (decrease) in accrued subcontractor costs                        207          1,519           (506)
           Increase in deferred revenue                                            2,816            876          1,105
           Increase (decrease) in other long-term liabilities                        876            (35)           (29)
                                                                               ---------      ---------      ---------

                   Net cash used in operating activities                         (10,873)       (15,784)       (13,717)
                                                                               ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net activity of marketable securities' transactions                          (135,899)       (25,125)           417
   Net activity in restricted investments                                         (3,125)           170         (1,120)
   Purchase of property and equipment                                             (4,017)        (1,723)        (2,708)
   Advances to research and development partnerships and contract research
     affiliate                                                                        --         (1,000)          (519)
   Acquisitions, net of cash acquired                                               (136)          (328)            --
                                                                               ---------      ---------      ---------

                   Net cash used in investing activities                        (143,177)       (28,006)        (3,930)
                                                                               ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock for cash, net of issuance costs                      127,220         77,011             --
   Proceeds from sale of subsidiary's preferred stock                                 --          5,000             --
   Exercise of stock options and warrants                                          1,979            879            287
   Payment of cash dividends on subsidiary's preferred stock                        (344)            --             --
   Principal payments for capital lease obligations                                  (80)            --             --
   Collections on receivables on sale of common stock                                 --             46             36
   Payment of note payable assumed in acquisition                                     --         (1,000)            --
                                                                               ---------      ---------      ---------

                   Net cash provided by financing activities                     128,775         81,936            323
                                                                               ---------      ---------      ---------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                        (103)            --             --

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           $ (25,378)     $  38,146      $ (17,324)

CASH AND CASH EQUIVALENTS, beginning of year                                      43,477          5,331         22,655
                                                                               ---------      ---------      ---------

CASH AND CASH EQUIVALENTS, end of year                                         $  18,099      $  43,477      $   5,331
                                                                               =========      =========      =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

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

In December 1996, the Company entered into an agreement with MPI Enterprises, L.L.C. (MPI) in order to form a drug development joint venture, which has been fully consolidated in the financial statements (see Note 4). In June 1999, ILEX Services acquired certain assets and liabilities of Pharma Forschung Kaufbeuren GmbH (PFK), a European contract research affiliate, through its wholly owned subsidiary, ILEX Services Limited (Services Ltd.), which provides the Company with two locations from which European clinical trials will be managed and supported: Edinburgh, Scotland and Guildford, England (see Note 4). In July 1999, the Company acquired Convergence Pharmaceuticals, Inc. (Convergence), a Boston, Massachusetts company, and its portfolio of angiogenesis inhibitors (see
Note 6). In March 2000, ILEX Services, Inc. signed a multi-year services agreement with British Biotech plc (British Biotech) to provide contracted drug development services to complete the ongoing clinical development of British Biotech's drug, marimastat, in North America. In conjunction with the signing of the agreement, ILEX Services acquired the assets, consisting primarily of office equipment, of the Annapolis, Maryland office of British Biotech for approximately $136.

The accompanying consolidated financial statements include the accounts of ILEX Oncology, Inc., and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2000 presentation.

Currently, the Company has no products available for sale. However, CAMPATH(R), which is being developed by Millennium & ILEX Partners L.P., a joint venture between ILEX and Millennium Pharmaceuticals, Inc. (Millennium), is currently being reviewed by the U.S. Food and Drug Administration (FDA). The drug received a recommendation from the FDA's Oncologic Drugs Advisory Committee (ODAC) in December 2000.

Additionally, the Marketing Authorization Application for CAMPATH was accepted for review in April 2000 by the European Agency for the Evaluation of Medicinal Products (EMEA). The EMEA's Committee on Proprietary Medicinal Products (CPMP) issued a positive opinion in March 2001 to recommend approval under exceptional circumstances of MABCAMPATH(tm), the trademark for CAMPATH in Europe. We anticipate that the European Commission will ratify the opinion and will issue a Marketing Authorization in mid-2001. Under this authorization, M&I Partners would be granted a single license for marketing MABCAMPATH in the 15 member states of the European Union and would receive national licenses in two additional countries, Iceland and Norway. The Company received a response letter from the FDA in February 2001, indicating the timeframe for accelerated approval was extended into the second quarter of 2001. M&I Partners and the FDA are completing ongoing discussions on final package labeling and design of a post-marketing confirmatory study for CAMPATH.

Additionally, the Company has other drugs in clinical development and several product candidates in late preclinical research. All product rights are either acquired or in-licensed. The Company has not generated any revenues from product sales to date, and there can be no assurance that revenues from product sales will be achieved. Accordingly, the Company has incurred net losses to date.

The Company's ability to achieve a profitable level of operations in the future will depend in large part on the ability to complete development of its compounds, obtaining regulatory approvals for such compounds, commercializing these potential products through marketing agreements with other companies or, if the Company chooses, marketing such compounds independently, successfully manufacturing such compounds, and achieving market acceptance of such compounds. There can be no assurance that the Company will be successful in developing such compounds, obtaining such approvals, bringing such compounds to market, developing sales, marketing or distribution capabilities, manufacturing such products or generating market acceptance.

During 2000, the Company received $127.2 million in net proceeds from common stock offerings. This transaction provides additional funding to expand preclinical research and clinical trials, potential acquisitions of complementary technologies, products or companies, and for general corporate purposes (see Note 8). However, the Company may require substantial additional funds to conduct research and development, to further develop its potential pharmaceutical products, and to manufacture and market any pharmaceutical products that may be developed. The Company expects its capital and operating expenditures to increase substantially over the next several years. The Company's current sources of funding are derived from its collaborative agreements with its strategic partners, existing cash and cash equivalents and investments

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

in marketable securities. The Company believes that its collaborative agreements with strategic partners, existing cash and cash equivalents and investments in marketable securities will satisfy its cash requirements for the foreseeable future. There can be no assurance, however, that additional funding will be available on acceptable terms, if at all.

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

        Office equipment                       3 - 10 years
        Lab equipment                          5 - 10 years
        Leasehold improvements                 2 - 15 years
        Leased equipment                       2 - 3 years

Deferred Revenue. Deferred revenue represents advances for services not yet rendered under contract research services and billings in excess of revenue recognized, and should be realized within six months to one year.

Investments in Marketable Securities. At December 31, 2000 and 1999, marketable securities have been categorized as held to maturity and are stated at amortized cost, as these securities have staggered maturity dates, and management of the Company does not intend to liquidate these securities before maturity. Marketable securities with an original maturity of less than one year are classified on the balance sheet as current assets, while securities with a maturity of greater than one year are classified as non-current assets. The fair value of marketable securities is based on currently published market quotations (see Note 3).

Credit Risk and Major Customers. The Company places its excess temporary cash and cash equivalents in a money market account with a high quality financial institution. At times, such amounts may be in excess of the FDIC insurance limit. The Company's accounts receivable are primarily from pharmaceutical and biotechnology companies. Based on the Company's evaluation of the collectibility of these accounts receivable, an allowance for doubtful accounts of $344 and $164 was necessary at December 31, 2000 and 1999, respectively. The Company believes the exposure to credit risk related to the remaining accounts receivable is minimal.

For the years ended December 31, 2000, 1999 and 1998, the Company's top five customers accounted for 50 percent, 66 percent and 78 percent of total revenue, respectively. The following table represents total revenue in excess of ten percent from significant customers:

  December 31, 2000      December 31, 1999     December 31, 1998
  -----------------      -----------------     -----------------
   $4,218       15%        $4,569     25%        $3,615     25%
    3,323       12%         3,006     17%         2,714     19%
                            1,868     10%         2,149     15%
                                                  1,901     13%

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Income Taxes. The Company has incurred losses since inception for both book and tax purposes. The tax provision recorded in 2000 and 1999 relates to amounts accrued for the Company's wholly owned subsidiary acquired during 1999 which operates in the United Kingdom.

Statements of Cash Flows. The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

Noncash financing and investing activities for the years ended December 31, 2000, 1999 and 1998, include the following:

                                                                        2000       1999       1998
                                                                       ------     ------     ------
Conversion of subsidiary's preferred stock into common stock           $5,000     $   --     $   --
Issuance of common stock for Employee Stock Purchase Plan                 322         --         --
Purchase of equipment under capital leases                                273         --         --
Exercise of warrants                                                        2          3         --
Issuance of common stock to Physician Reliance Network, Inc. (PRN)         --      6,292      3,107
Treasury shares received from MPILEX as a reduction in advances
   to research and development partnerships                                --         --        517
Issuance of common stock for acquisition                                   --      9,938         --
Assets acquired in acquisition                                             --        774         --
Liabilities assumed in acquisition                                         --      2,199         --
Settlement of accounts payable through acquisition                         --        566         --

Supplemental disclosures of cash flow information for the years ended December 31, 2000, 1999 and 1998 include the following:

                                                                        2000       1999       1998
                                                                       ------     ------     ------

   Cash paid during the year for-
       Interest                                                        $    2     $   --     $    --
       Foreign income taxes                                                98         --          --

Foreign Currency Translation. Services Ltd. is a wholly owned subsidiary of ILEX Services based in the United Kingdom. The financial statements of Services Ltd. were prepared in British pounds and translated to United States (U.S.) dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of operations. Translation adjustments are included in other comprehensive loss. Gains or losses on foreign currency transactions are included in direct costs of research services.

Net Loss Per Share. Basic net loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted net loss per share is equal to basic net loss per share, as the effect of all common stock equivalents is antidilutive.

Accounting Pronouncements. In 2000, the Financial Accounting Standards Board
(FASB) issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." The Company has implemented FIN 44 and there has been no material impact on the financial position of the Company as a result of the adoption.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which provides guidance in applying generally accepted accounting principles related to revenue recognition issues. Implementation of SAB 101 was required no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company has implemented SAB 101 and there has been no impact on the results of operations of the Company as a result of the adoption.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the adoption of SFAS 133 for one year. In 2000 the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which addresses certain implementation issues related to SFAS No. 133. The Company has adopted these statements, which have had no impact on the financial position or earnings of the Company as there were no derivative instruments held by the Company at December 31, 2000.

3.   INVESTMENTS IN MARKETABLE SECURITIES

At December 31, 2000 and 1999, the following marketable securities due within one year were classified as current assets:

                                                 2000                       1999
                                         ----------------------    ----------------------
                                           Cost      Fair Value      Cost      Fair Value
                                         --------    ----------    --------    ----------
Mortgage and asset backed securities     $ 18,262     $ 18,316     $     --     $     --
                                         ========     ========     ========     ========

Corporate securities                     $115,312     $115,556     $ 33,050     $ 32,991
                                         ========     ========     ========     ========

U.S. Treasury securities                 $    275     $    275     $    150     $    150
                                         ========     ========     ========     ========

Foreign government securities            $  3,064     $  3,069     $    708     $    706
                                         ========     ========     ========     ========

At December 31, 2000 and 1999, the following marketable securities with a maturity greater than one year were classified as noncurrent assets:

                                                 2000                       1999
                                         ----------------------    ----------------------
                                           Cost      Fair Value      Cost      Fair Value
                                         --------    ----------    --------    ----------

Corporate securities                     $ 41,702     $ 41,849     $ 10,216     $ 10,164
                                         ========     ========     ========     ========

U.S. Treasury securities                 $     --     $     --     $    275     $    279
                                         ========     ========     ========     ========

Foreign government securities            $  1,258     $  1,273     $     --     $     --
                                         ========     ========     ========     ========

Gross unrealized holding gains and losses at December 31, 2000, were approximately $546 and $81, respectively. Gross unrealized holding gains and losses at December 31, 1999, were approximately $18 and $127, respectively. Amounts related to U.S. Treasury securities at December 31, 1999 are classified as restricted investments and are attributable to collateral for a lease commitment, and are included in their respective investment categories (see Note 10 and 14).

4. INVESTMENTS IN AND ADVANCES TO RESEARCH AND DEVELOPMENT PARTNERSHIPS AND CONTRACT RESEARCH AFFILIATE

In May 1997, the Company entered into an agreement with LeukoSite, Inc., now Millennium, for an equally owned joint venture, L&I Partners, L.P., for research collaboration endeavors. In March 2000, the joint venture changed its name to Millennium & ILEX Partners, L.P. (M&I Partners). The Company accounts for its investment in M&I Partners using the equity method of accounting.

In August 1999, M&I Partners entered into an agreement, which grants Schering AG (Schering) exclusive marketing and distribution rights to CAMPATH in the U.S., Europe and the rest of the world except Japan and East Asia, where ILEX and Millennium have retained rights. The agreement provides that Schering will advance up to $30 million to M&I Partners for the rights to CAMPATH and for the achievement of certain regulatory milestones. Profits from the sale of CAMPATH in the U.S. will be shared equally among ILEX, Millennium and Schering's U.S. affiliate, Berlex Laboratories, Inc. For sales made outside the U.S., Schering will make royalty payments approximately equivalent to the rate of profit sharing in the U.S.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


The agreement provides for interest bearing (prime rate plus one percent) advances to the partnership of up to $30 million in up-front and milestone payments. M&I Partners has received a total of $20 million of these payments, with $10 million received in 2000. The revenues recorded by M&I Partners are based upon the research and development expenses they incurred which, pursuant to the distribution agreement, offset the advance balances due Schering. The advance balance is reduced and revenue is recognized at an amount equal to 110% of the amount of services rendered by Millennium and ILEX in connection with the development of CAMPATH for the CLL indication.

In 2000 and 1999, M&I Partners remitted $2.55 million and $2.65 million, respectively, to BTG International Limited (BTG) pursuant to a licensing agreement for CAMPATH. The payments were due to achieving milestones under the distribution agreement between the partnership and Schering. The following is summarized financial information for M&I Partners:

                     Summarized Income Statement Information

                         2000          1999          1998
                       --------      --------      --------
Revenue                $  9,670      $  3,750      $     --
Operating expenses       19,694        11,339         7,784
Operating loss          (10,024)       (7,589)       (7,784)
Net loss                (10,740)       (7,686)       (7,716)

                      Summarized Balance Sheet Information

                         2000          1999
                       --------      --------
Assets                 $  4,755      $  1,649
Liabilities              21,855         8,029
                       --------      --------

Partners' equity       $(17,100)     $ (6,380)
                       ========      ========

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

In December 1996, the Company entered into an agreement with MPI, for an equally owned joint venture, MPILEX, for research collaboration endeavors. At December 31, 1998, as a result of making contributions to MPILEX in excess of MPI's contributions, the Company had a majority ownership interest in and controlling interest of MPILEX. The activity for the venture has been fully consolidated in the Company's 2000, 1999 and 1998 operating results with all significant intercompany transactions and accounts being eliminated. In December 2000, the Company elected to dissolve the joint venture.

5.   PROPERTY AND EQUIPMENT

During the third quarter of 2000, the Company disposed of fully depreciated assets, which consisted primarily of computers and related peripherals, in the amount of $334. In conjunction with moving to its new corporate headquarters (see Note 14), the Company wrote off leasehold improvements with a net book value of approximately $450 in November 2000, which was included in operating expenses. Additionally, the Company disposed of office furniture, equipment, computers, software and related peripherals with a cost of $1,177 and a net book value of

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


approximately $134. Net loss for the year ended December 31, 2000 includes a loss of $134 resulting from the disposition of certain lab and computer equipment and has been included in operating expenses of the Company.

Property and equipment are composed of the following:

                                                   December 31,
                                              ----------------------
                                                2000         1999
                                              --------      --------
Office equipment                              $  6,303      $  5,188
Lab equipment                                    2,554         2,147
Leased equipment                                   273            --
Leasehold improvements                           1,109           612
                                              --------      --------
                                                10,239         7,947
Accumulated depreciation and amortization       (3,763)       (3,242)
                                              --------      --------
Net property and equipment                    $  6,476      $  4,705
                                              ========      ========

6.   ACQUISITION OF CONVERGENCE

On July 16, 1999, the Company acquired Convergence of Boston, Massachusetts, a privately held research-based pharmaceutical company with an emerging portfolio of angiogenesis and DNA repair inhibitors. The acquisition has been accounted for using the purchase method of accounting. Under the terms of the agreement, ILEX acquired Convergence in exchange for one million shares of the Company's common stock, and an additional earn-out of up to one million shares to be issued to Convergence's founders if certain development milestones are met. The first milestone is defined as the initiation of treatment of the first patient following initiation of a Phase I trial of one of the Convergence compounds in the United States or Europe, which must occur no later than December 31, 2001. The second milestone is defined as the initiation of treatment of the first patient following initiation of a Phase II trial of one of the Convergence compounds in the United States or Europe, which must occur no later than December 31, 2002.

In connection with the acquisition of Convergence, the Company acquired certain intangible assets including intellectual property in the area of angiogenesis inhibitors. In connection with the purchase price allocation, $11.1 million was expensed as a charge for the purchase of in-process research and development. The first milestone was met in the fourth quarter of 2000, and the Company incurred a non-cash in-process research and development charge of $14.6 million (see Note 8). The Company also assumed $1.0 million in Convergence debt as part of the purchase. Subsequent to the purchase of Convergence by the Company, the note was called and the Company paid the principal sum of this note together with the accrued interest. In accordance with purchase accounting, the Company has included the results of operations for Convergence from the date of acquisition.

Concurrent with the acquisition, the Company entered into four consulting agreements with the founders of Convergence. The agreements specify compensation levels and grant the four founders of Convergence the option to purchase a total of 100,000 shares of the Company's common stock at an exercise price of $9.94. Previously, the options vested at a rate of 25 percent per year beginning in July 2000. The fair value of the options was recorded as deferred compensation as a separate component of stockholders' equity and adjusted to current market value on a quarterly basis. Deferred compensation was being amortized to expense over the vesting period of the options. In April 2000, the Company elected to immediately vest the options. Using an option pricing model, the fair value of the options was calculated as approximately $1.8 million, which resulted in the recognition of approximately $1.2 million in consulting expense during the first six months of 2000. At December 31, 1999, the Company had recognized approximately $564 in consulting expense.

In performing the purchase price allocation, the Company considered, among other factors, Convergence's research and development projects that were in process at the date of acquisition. With regard to the in-process research and development projects, the Company considered factors such as the stage of development of the technology at the time of acquisition, the importance of each project to the overall development plan, alternative future use of the technology and the projected incremental cash flows from the projects when completed and any associated risks. Due to their specialized nature, the in-process research and development projects had no alternative future use, either for re-deployment elsewhere in the business or in liquidation, in the event the projects failed.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

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

Revenue estimates for each in-process project were developed by management based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors. Due to the technological and economic risks associated with the developmental projects, a discount rate of between 40 percent and 100 percent was used to discount cash flows from the in-process products. The Company believes that the foregoing assumptions used in the purchase price allocation were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate revenue, development costs or profitability or the events associated with such projects will transpire as estimated. For these reasons, actual results may vary from projected results. The most significant and uncertain assumptions relating to the in-process projects relate to the projected timing of completion and revenues attributable to each project.

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

                                               December 31,
                                          ----------------------
                                             1999         1998
                                          ---------    ---------
Total revenue                             $  18,901    $  15,822
Net loss                                  $ (46,686)   $ (21,864)
Basic and diluted net loss per share      $   (3.08)   $   (1.76)

7.   MINORITY INTEREST

On September 23, 1999, ILEX Services issued 290,867 shares of Series A convertible preferred stock for $5 million to IMPATH, Inc (IMPATH). The preferred stock is convertible to the Company's common stock based upon a computation set forth in the certificate of designation for the preferred stock. The preferred stock is entitled to liquidation preferences over the ILEX Services' common stock. The preferred stock is eligible for dividends at an annual rate of $1.031 per share. Dividends are accrued monthly and will be paid to the stockholders annually in arrears beginning in September 2000, when and as declared by ILEX Services' board of directors. A former member of the Company's board of directors also served as a member of the board of directors of IMPATH.

In November 2000, IMPATH elected to convert its convertible preferred stock, previously reflected as minority interest on the Company's consolidated balance sheet to 290,867 shares of the Company's common stock.

8.   STOCKHOLDERS' EQUITY

In November 2000, as a result of achieving a development milestone related to the acquisition of Convergence (see Note 6), the Company issued 500,000 shares of its common stock. In connection therewith, the Company recorded a non-cash in-process research and development charge of $14.6 million.

In May 2000, ILEX shareholders unanimously approved a proposal to amend the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 40 million to 100 million.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


Additionally, in May 2000, the shareholders approved a proposal to ratify the adoption of the Employee Stock Purchase Plan (the Purchase Plan) of the Company. The Purchase Plan allows eligible employees to purchase shares of common stock periodically through their accumulated payroll deductions during offering periods as defined in the Purchase Plan. Initially, 250,000 shares of common stock will be available for issuance under the Purchase Plan. During 2000, 15,164 shares were issued under the Purchase Plan.

In March 2000, the Company sold 3.0 million shares of its common stock at $45 per share to selected institutional and other accredited investors. Gross proceeds to the Company were approximately $135 million. Net proceeds to the Company were approximately $127 million. ILEX is using the proceeds from the private placement to accelerate its clinical trials and preclinical research, with a particular focus on its late-stage clinical product candidates and preclinical angiogenesis inhibitors, as well as for potential acquisitions of complementary technologies, products and companies and for general corporate purposes.

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

During 1995, the Company adopted a stock option plan (the Plan). Under the Plan, stock options may be granted to key employees and consultants of the Company as approved by a committee of the Company's board of directors. Originally, the Company had reserved 570,904 shares of common stock for issuance in accordance with the Plan. In May 1998, the Company increased the number of authorized shares of common stock reserved for issuance under the Plan to 1.8 million. Stock options vest pursuant to the individual stock option agreements, usually 25 percent per year beginning one year from the date of grant, with unexercised options expiring ten years from the date of grant. As of December 31, 2000, options covering 515,112 shares have been exercised under this plan and options covering 446,315 shares have expired.

In October 1996, the Company adopted a nonemployee directors' stock option plan (the Directors' Plan). Under the Directors' Plan, each nonemployee director is granted an option for 17,500 shares of common stock upon appointment to the board. As of December 31, 2000, nonemployee directors had been granted a total of 167,024 options upon appointment to the board with an exercise price of between $7.01 and $16.50, which vest at 1/48 per month. Additionally, each nonemployee director will be eligible to receive up to 6,000 stock options annually, which will be fully vested at the time of grant and based upon the participation of the director. As of December 31, 2000,

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

nonemployee directors had been granted 27,000 of these options for participation with an exercise price of $28.00 per share. All options issued under the Directors' Plan expire ten years from the date of grant. As of December 31, 2000, options covering a total of 18,155 shares have been exercised under the Directors' Plan and options covering 22,664 shares have been forfeited when nonemployee directors resigned their positions with the Company.

In May 2000, shareholders approved a proposal to ratify the adoption of the 2000 Employee Stock Compensation Plan (the 2000 Plan) of the Company. The 2000 Plan authorizes a committee of the Board of Directors to issue options intended to qualify as incentive stock options ("ISOs") as defined in Section 422 of the Code, stock options that are not intended to conform to the requirements of
Section 422 of the Code ("Non-ISOs"), and restricted stock awards. The total number of shares of common stock with respect to which awards may be granted under the 2000 Plan is 3.0 million. Stock options vest pursuant to the individual stock option agreements, usually 25 percent per year beginning one year from the date of grant, with unexercised options expiring ten years from the date of grant. As of December 31, 2000, no options have been exercised under this plan and options covering 6,294 shares have expired.

In connection with a prior private placement of convertible preferred stock, the Company issued a warrant for the purchase of 97,044 shares of common stock at approximately $3.50 per share. In December 1999, a cashless exercise of these warrants was executed for shares totaling 80,918. As of December 31, 2000, all outstanding warrants were exercised.

Additionally, in connection with another prior private placement of convertible preferred stock, the Company issued 355,913 warrants for the purchase of common stock at approximately $8.76 per share. The value of the warrants issued were immaterial based on the exercise price of the warrants and the fair value of the Company's common stock on the date the warrants were issued. As such, no amount was attributed to the warrants. The warrants may be exercised in whole at any time or in part from time to time, prior to their expiration in July 2001. The exercise price of these warrants is subject to an adjustment if the Company issues common stock subsequent to the date of the warrants at a price per share less than the exercise price of the warrants. As a result of the Company's private placement in July 1999 (see Note 8), the exercise price of the warrants was adjusted to $8.71. As of December 31, 2000, warrant holders have completed cashless exercises of warrants for shares totaling 203,395 and 46,802 warrants remain unexercised.

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

A summary of the status of the Company's fixed stock option plans for the years ended December 31, 2000, 1999 and 1998, and changes during these years on those dates is presented below:

                                                 December 31, 2000        December 31, 1999         December 31, 1998
                                               --------------------     ---------------------     ---------------------
                                                           Weighted                  Weighted                  Weighted
                                                            Average                   Average                   Average
                                                           Exercise                  Exercise                  Exercise
                                                Shares       Price       Shares        Price       Shares       Price
                                               ---------   --------     ---------    --------     ---------    --------
Outstanding, beginning of year                 1,293,360    $  9.64     1,192,989     $  8.54       968,518     $  7.81
Granted                                        1,542,198      30.22       477,878       11.02       411,166       10.24
Exercised                                       (221,649)      8.93      (184,181)       4.77       (58,462)       5.12
Forfeited                                       (137,485)     24.18      (193,326)      10.91      (128,233)      10.02
                                               ---------    -------     ---------     -------     ---------     -------
Outstanding, end of year                       2,476,424    $ 21.71     1,293,360     $  9.64     1,192,989     $  8.54
                                               =========    =======     =========     =======     =========     =======
Options exercisable at end of year               725,467    $ 12.41       458,050     $  7.67       401,144     $  5.65
                                               =========    =======     =========     =======     =========     =======

Weighted average fair value of options
   granted during the year                                  $ 18.55                   $  6.27                   $  8.75
                                                            =======                   =======                   =======

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

The following table summarizes the information about fixed stock options outstanding at December 31, 2000:

                                      Options Outstanding                     Options Exercisable
                           ----------------------------------------        ---------------------------
                                             Weighted                        Number
                                              Average      Weighted        Exercisable       Weighted
                                             Remaining     Average             at            Average
                              Number        Contractual    Exercise        December 31,      Exercise
Exercise Prices            Outstanding         Life         Price             2000            Price
---------------            -----------      -----------    --------        ------------      --------
$ 3.50 - $ 3.50              142,184         4.9 years      $  3.50           142,184         $  3.50
$ 6.00 - $ 9.00              249,865         5.9 years      $  7.74           174,000         $  7.57
$ 9.19 - $13.63              484,133         8.2 years      $ 10.92           199,441         $ 10.68
$13.88 - $18.00              129,608         7.0 years      $ 16.00            73,292         $ 16.01
$24.25 - $36.25            1,342,654         9.6 years      $ 28.71           136,550         $ 28.43
$36.48 - $50.00              127,980         9.3 years      $ 42.45                --         $   --
                           ---------                                          -------
                           2,476,424         8.5 years      $ 21.71           725,467         $ 12.41
                           =========                                          =======

Had compensation cost for the Company's stock-based employee compensation plans been determined based upon a fair value method consistent with FAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                 December 31
                                       -------------------------------
                                         2000       1999        1998
                                       --------   --------    --------
Net loss            As reported        $(38,982)  $(46,055)   $(21,228)

                    Pro forma          $(45,335)  $(47,376)   $(22,478)

Loss per share      As reported        $  (1.61)  $  (3.04)   $  (1.71)

                    Pro forma          $  (1.87)  $  (3.13)   $  (1.81)

For options granted in 2000, 1999 and 1998, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0 percent for all years; expected volatility of 77.7 percent, 72.6 percent, and
81.9 percent in 2000, 1999 and 1998, respectively; risk free interest rate of
5.9 percent, 5.9 percent, and 4.5 percent in 2000, 1999 and 1998, respectively. The expected life of the options granted for 2000 and 1999 is 4.0 and 3.8 years, respectively, and the expected life of the options granted for 1998 was the term to expiration.

10.  SPECIAL CHARGES

The Company recorded special charges totaling $13.9 million in the second quarter of 1999. As discussed below, these charges include the recognition of $12.3 million of costs associated with the termination of the Company's agreements with PRN and $1.6 million of charges related to other items.

In July 1997, the Company entered into an assignment agreement and a services agreement with PRN under which the Company and PRN agreed to jointly market their clinical trial service capabilities. In accordance with these agreements, the Company issued 312,188 and 314,600 common shares to PRN in July 1997 and 1998, respectively. The value of the shares issued was recorded as an intangible asset and was being amortized over the term of the agreements. The Company also agreed to issue up to an additional 629,200 shares to PRN over a two-year period if PRN remained in compliance with various provisions of the agreements. Additionally, 1,255,988 common shares could have been issued over a four-year period if certain milestones were achieved. Effective June 30, 1999, the Company and PRN terminated the agreements, and the Company recorded an approximate $12.3 million special charge associated with the value of the remaining 629,200 shares issued and the write-off, in accordance with Financial Accounting Standard No. 121, of the net intangible asset associated with the PRN agreements. The Company has no further obligation with respect to the assignment agreement or with respect to the contingent shares under the services agreement.

The remaining $1.6 million in special charges is comprised of a $750 accrual for a debt guarantee of an unaffiliated site management organization which management determined to be uncollectible, a $350 write-down of computer

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


equipment and an approximate $500 write-off of an operating lease commitment for manufacturing equipment which management has determined will not be utilized.

11.  RELATED-PARTY TRANSACTIONS

CTRC Research Foundation (CTRC Research), a stockholder of the Company, performs certain administrative and technical support services for the Company. For the years ended December 31, 2000, 1999 and 1998, the Company paid CTRC Research approximately $47, $190 and $672, respectively, for these services and reimbursement of salaries and benefits. As described in Note 14, the Company has lease agreements with CTRC Research for labs and the cGMP facility. For the years ended December 31, 2000, 1999 and 1998, the Company paid CTRC Research approximately $248, $439 and $280, respectively, related to these lease agreements. At December 31, 2000 and 1999, the Company had payables to CTRC Research amounting to $15 and $92, respectively, related to the aforementioned services and lease agreements.

In March 1995, the Company entered into a subordinated option agreement with CTRC Research. The agreement gives the Company the subordinated option to acquire licenses or certain marketable rights, as defined in the agreement, owned by CTRC Research. The subordinated option for any particular marketable right is exercisable only after a third party, with which CTRC Research has contracted, elects not to exercise its primary option on the same marketable right. The subordinated option agreement expired in fiscal year 2000.

Subcontractors provide the Company with consulting services and preclinical and clinical testing related to certain of its contracts. Such costs may be included in either research and development costs or direct costs of research services in the accompanying consolidated financial statements.

For the years ended December 31, 2000, 1999 and 1998, the Company incurred the following related party expenses:

                                     December 31
                            ----------------------------
                             2000       1999       1998
                            ------     ------     ------
CTRC Research               $  402     $1,037     $  699
Director of the Company        365        312        323
Stockholders                   264        350         63
US Oncology                      5        251        649
PFK                             --        175      1,084
                            ------     ------     ------
                            $1,036     $2,125     $2,818
                            ======     ======     ======

At December 31, 2000 and 1999, the following subcontractor costs were payable to related parties:

                   December 31
                  --------------
                  2000     1999
                  ----     ----
CTRC Research     $343     $428
US Oncology        335      311
                  ----     ----
                  $678     $739
                  ====     ====

During 2000 and 1999, the Company performed contract research services on behalf of M&I Partners and MPILEX, the Company's research and development partnerships. For the years ended December 31, 2000, 1999 and 1998, the Company recorded the following revenues related to these services:

                         December 31
                 ----------------------------
                  2000       1999       1998
                 ------     ------     ------
M&I Partners     $3,323     $4,569     $3,615

MPILEX               --         --        851

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


12.  LICENSING AGREEMENTS

In July 2000, the Company entered into an agreement with AG BASF Pharma (BASF) for an exclusive, worldwide license of ILX-651, a synthetic pentapeptide analog of dolastatin. The Company has filed an Investigational New Drug (IND) application and expects to begin human clinical trials shortly. The Company has incurred $4.0 million in license issue fees as of December 31, 2000, of which $1.0 million was paid during the third quarter of 2000, and $3.0 million will be paid in cash or the Company's common stock by March 31, 2001, and is included in trade accounts payable on the Company's consolidated balance sheet. The Company may be required to make future license maintenance fees in either cash or common stock in accordance with the agreement if certain drug development and time based milestones are met. Additionally, the Company has entered another agreement with BASF providing an option for an exclusive worldwide license to develop and commercialize Elinafide, another anti-cancer compound, which is in clinical development.

In January 1999, the Company entered into a development and licensing agreement for an oncology compound with Eli Lilly and Company (Lilly). Under the terms of the development and licensing agreement, Lilly has the option to further develop and commercialize the compound after completion of specified clinical trials and, if exercised, the Company is eligible to receive royalties. Should Lilly decide not to exercise its option, the Company will have to pay Lilly milestone payments and royalties on sales in addition to a license fee to continue development and commercialization of the compound.

In 1998, the Company entered a development agreement with Symphar S.A. (Symphar), a Swiss company, for the development of APOMINE(TM) (SR-45023A). ILEX and Symphar share rights to this compound under this agreement. The agreement requires the Company to perform clinical research services valued at $3 million in exchange for a 30 percent ownership interest in the compound. The Company also has certain rights to negotiate an additional ownership interest. In 2000, Symphar and the Company amended their development agreement to allow the Company to make a cash payment in the amount of $1.0 million in exchange for Symphar's commitment not to exercise its exclusive right to commercialize APOMINE with any third party for a period of one year ending April 1, 2001. This payment was made and expensed in the second quarter of 2000, and is creditable towards the Company's development services commitment under the original agreement. In February 2001, the Company acquired Symphar in exchange for cash and common stock (see Note 19).

During 1998, the Company entered into an agreement with a drug development institute to license a compound for development by the Company. The agreement called for an initial payment and a warrant to purchase shares of the Company's common stock. (See Note 9) The agreement also requires subsequent payments to the drug development institute at the attainment of various milestones. At December 31, 2000, the Company had not attained any of the events that require a milestone payment.

In 1994, the Company obtained two licensing agreements for oncology compounds from CTRC Research. During 1995 and 1996, the Company entered into six additional licensing agreements. All of the licensing agreements grant the Company the right to develop and market the oncology compounds covered by such agreements and to license the rights to such compounds to other third parties. In addition, the Company must also pay royalties upon commercialization of the compounds. Under certain agreements, the Company is required to make milestone payments, as defined in the agreements. At December 31, 2000, five of these licensing agreements had been terminated or allowed to expire. The Company has not attained any of the events that require a milestone payment for the three remaining licensing agreements.

13.  EMPLOYEE BENEFITS

The Company has an employee benefit plan and trust for certain employees who meet specified length of service requirements. The plan qualifies under Section 401(k) of the Internal Revenue Code as a salary reduction plan. Employees may elect to contribute up to fifteen percent of their salary on a before-tax basis. The plan is a defined contribution plan with employer contributions made solely at the discretion of the board of directors. For the years ended December 31, 2000, 1999 and 1998, administrative expenses incurred by the Company related to this plan were not significant. In January 2000, the Company elected to begin making contributions of up to three percent of an employee's contribution. The Company's contributions to the plan were $357 for the year ended December 31, 2000. Employees are immediately fully vested in their contributions and begin vesting in employer contributions

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

after one year of service, as defined in the plan document. The Company does not provide postretirement benefits or postemployment benefits to its employees.

14.  LEASES

The Company has several noncancelable operating leases for office space, equipment and the cGMP facility. Rent expense associated with these leases was approximately $3,510, $1,421 and $904 for the years ended December 31, 2000, 1999 and 1998, respectively. One of the leases is with CTRC Research, a related party (see Note 11).

At December 31, 2000, future minimum lease payments under all operating leases are as follows:

                                  Related
                                   Party     Other      Total
                                  -------   -------    -------
Year ending December 31-
  2001                            $  232    $ 3,369    $ 3,601
  2002                               238      3,444      3,682
  2003                               243      3,330      3,573
  2004                               249      1,922      2,171
  2005                               256      1,741      1,997
  Thereafter                       1,232      6,153      7,385

In July 2000, the Company entered into an agreement to lease its new corporate headquarters. The commencement date of the operating lease was October 20, 2000, with a lease term of eight years. Future minimum lease payments under this new lease agreement are between $1.2 million and $1.3 million per year through November 1, 2008. The lease required a deposit of approximately $140, which was recorded as other non-current assets. Additionally, in connection with the lease, the Company obtained a letter of credit, with the lessor as beneficiary, in the amount of $2.8 million. The letter of credit is 125% collateralized with $3.6 million in restricted cash. As a result of exiting the previous lease agreement, the Company has accrued a one-time charge of $1.0 million related to an estimate of the Company's remaining lease costs and future sublease rentals. As of December 31, 2000, the balance remaining was $308, which was included in accrued liabilities and $524 included in long-term liabilities.

In 2000, the Company entered capital lease agreements for office equipment, with lease terms between 30 and 36 months and minimum lease payments of $7 per month. The Company has recorded $273 as capital equipment, and amortization and interest expense was $10 and $2, respectively, for the year ended December 31, 2000. At December 31, 2000, the Company had capital lease obligations of approximately $193, including $78 payable within one year.

In February 1996, the Company entered into a noncancelable lease agreement for equipment to be used in the cGMP facility. The lease required the Company to make monthly payments of approximately $16 and was to expire in 2001. Under the terms of the agreement, the Company maintained $425 in the form of securities as collateral for the equipment. During 1999, the Company expensed the remaining balance of the lease commitment (see Note 10). Additionally, in January 2000, the Company paid the balance of the lease commitment, and the securities held as collateral were released to the Company.

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

15.  INCOME TAXES

As of December 31, 2000, the Company had net operating loss (NOL) carryforwards of approximately $85 million for U.S. federal income tax purposes, which are available to reduce future taxable income and which will expire in 2010 through 2020. As of December 31, 2000, the Company had federal research and development credit

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

carryforwards of $1.4 million that will expire in 2011 through 2020. Included below in "other tax differences, net" is a gross capital loss carryforward of $2,172, which will expire in 2004 if not utilized against capital gains.

The tax effects of significant temporary differences representing deferred income tax assets and liabilities are as follows as of December 31, 2000 and 1999:


                                                               December 31
                                                          ----------------------
                                                            2000          1999
                                                          --------      --------
Net operating loss carryforward                           $ 28,743      $ 20,342
Expense provisions                                             696           341
Federal research and development credit carryforwards        1,366           650
Other tax differences, net                                   2,777         2,424
Valuation allowance                                        (33,582)      (23,757)
                                                          --------      --------
             Total deferred income tax assets             $     --      $     --
                                                          ========      ========

The valuation allowance as of December 31, 2000 and 1999, represents tax benefits, primarily NOL carryforwards, which were not realizable at that date.

For December 31, 2000 and 1999, the Company's tax provision of $97 and $117, respectively, relates solely to foreign (UK) operations. Otherwise, the Company has not provided any U.S. deferred income taxes or UK withholding taxes on the undistributed earnings of its UK subsidiary based on the determination that such earnings will be indefinitely reinvested. At December 31, 2000 and 1999, the cumulative undistributed earnings of this subsidiary were approximately $478 and $240, respectively. If such earnings were not considered indefinitely reinvested, deferred U.S. and UK withholding taxes would have been provided after consideration of foreign tax credits.

The availability of the NOL and credit carryforwards to reduce U.S. federal taxable income is subject to various limitations under the Internal Revenue Code of 1986 (the Code), as amended, in the event of a greater than 50 percent ownership change as defined in Section 382 of the Code during the applicable three-year period. As of December 31, 2000, the Company had incurred such an ownership change. However, the Company does not believe that this change in ownership significantly impacts the Company's ability to utilize its NOL and tax credit carryforwards as of December 31, 2000, because the amount of the cumulative limitation during the carryforward period exceeds the total amount of NOL and tax credit carryforwards.

16.  COMMITMENTS AND CONTINGENCIES

In connection with research and development efforts, the Company has entered into agreements with certain development partners, which generally expire over several years. The terms of these agreements require the Company to make payments in either cash or stock if certain drug development or time based milestones are met. Total future commitments under these agreements are approximately $21.5 million through the year 2005.

The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party will have a material adverse effect on the Company's financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company's results of operations for the period in which such resolution occurred.

On August 16, 2000, Cytokine Pharmasciences, Inc. (CPI), successor-in-interest to Cytokine Networks, Inc. (CNI), filed a lawsuit against Convergence, doing business as ILEX Products Research Division, a Delaware corporation and wholly owned indirect subsidiary of ILEX Oncology, Inc., and Glenn Rice, Ph.D. (Dr.
Rice) in the Superior Court Department of Trial Court of the Commonwealth of Massachusetts. The suit alleges that Convergence's corporate predecessor which was merged into Convergence, through Dr. Rice, used intellectual property of CNI and requests unspecified damages and a permanent injunction against Dr. Rice and Convergence from using or disclosing any intellectual property developed in whole or in part by Dr. Rice while he was employed by CNI. The Company believes there are meritorious defenses to the claims and intends to defend against the lawsuit vigorously. In

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


addition, the Company believes that the Company and Convergence are entitled to indemnification for damages from certain stockholders of Convergence's predecessor, costs and expenses arising out of this lawsuit up to $10.0 million under the agreement relating to the acquisition of Convergence's predecessor.

Additionally, the Company entered into Stock Escrow and Pledge Agreements (the Agreements) with certain stockholders of Convergence's predecessor to secure the indemnity obligations under the agreement relating to the acquisition of Convergence's predecessor as they may relate to the CPI lawsuit. The Agreements required that 312,500 shares of common stock that was issued upon achieving a certain milestone be placed in escrow, and that a security interest in the stock be granted to the Company. These shares may be released from escrow and replaced with cash deposited in escrow in total, or in part, using an amount calculated in accordance with the Agreements. The shares are considered issued and outstanding by the Company, and therefore eligible for payment of any cash dividends and entitled to vote on all corporate matters submitted to stockholders for vote. The Agreements terminate in the event the lawsuit is settled or resolved, all claims are dismissed or all rights of appeal have been exhausted or have expired.

During 1998, the Company guaranteed a $1.0 million line of credit for Clinical Research Group, Inc. (CRG). The guarantee gave the Company access to a network of clinical sites managed by CRG. The guarantee is limited for a period of three years beginning in May 1998 and ending in May 2001. If the guarantee comes to redemption, the Company will obtain an ownership interest in CRG in accordance with the guarantee agreement. Under the terms of the agreement, the Company maintained $1.25 million in the form of securities as collateral for the guarantee. During 1999, the Company expensed $750 related to this guarantee as part of a special charge (see Note 10). At December 31, 2000, the Company had yet to fund the guarantee, however management believes that it will be funded during 2001 and is considered uncollectible.

17.  SEGMENT REPORTING

The Company has two reportable segments: ILEX Products and ILEX Services. ILEX Products is involved in the development of proprietary compounds for the treatment and prevention of cancer. ILEX Services provides contract research services for the development, manufacturing and regulatory approval of oncology compounds. The Company's reportable segments are strategic business units that are managed separately because each business requires different technology and marketing strategies.

The Company has reclassified certain prior year income statement amounts between its two operating segments for purposes of comparability with current year presentation. The effect of these reclassifications for the years ended December 31, 1998 is to increase research and development costs by $618, increase the cost of contract research services by $1,562, and to reduce corporate general and administrative costs by $2,180.

The accounting policies of the segments are the same as those of the Company. The Company evaluates performance based on the profit or loss from operations before income taxes.

                          Selected Segment Information

                                            Services        Products        Total
                                            ---------      ---------      ---------
For the Year Ended December 31, 2000
------------------------------------

Revenue from external customers             $  24,204      $   3,381      $  27,585
Intersegment revenue                           11,558             --         11,558
                                            ---------      ---------      ---------
    Total revenue                              35,762          3,381         39,143
Direct costs                                   26,275         35,738         62,013
In-process research and development                --         14,562         14,562
                                            ---------      ---------      ---------
Segment operating income (loss)                 9,487        (46,919)       (37,432)
Equity in losses of partnerships                   --         (5,370)        (5,370)
                                            ---------      ---------      ---------
Segment net income (loss)                   $   9,487      $ (52,289)     $ (42,802)
                                            =========      =========      =========
Total Assets                                $  11,452      $  (5,741)     $   5,711
   Corporate                                                                301,020
   Elimination of intersegment balances                                     (90,375)
                                                                          ---------
Consolidated total assets                                                 $ 216,356
                                                                          =========

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


                                            Services        Products        Total
                                            ---------      ---------      ---------

For the Year Ended December 31, 1999
------------------------------------
Revenue from external customers             $  13,457      $   4,646      $  18,103
Intersegment revenue                           11,322             --         11,322
                                            ---------      ---------      ---------
    Total revenue                              24,779          4,646         29,425
Direct costs                                   20,165         20,613         40,778
In-process research and development                --         11,124         11,124
Special charges                                12,847              8         12,855
                                            ---------      ---------      ---------
Segment operating loss                         (8,233)       (27,099)       (35,332)
Equity in losses of partnerships               (3,310)        (3,824)        (7,134)
                                            ---------      ---------      ---------
Segment net loss                            $ (11,543)     $ (30,923)     $ (42,466)
                                            =========      =========      =========
Total Assets                                $  17,117      $    (439)     $  16,678
   Corporate                                                                144,011
   Elimination of intersegment balances                                     (59,983)
                                                                          ---------
Consolidated total assets                                                 $ 100,706
                                                                          =========

For the Year Ended December 31, 1998
------------------------------------
Revenue from external customers             $   9,650      $   4,622      $  14,272
Intersegment revenue                            7,513             --          7,513
                                            ---------      ---------      ---------
    Total revenue                              17,163          4,622         21,785
Direct costs                                   17,015         17,500         34,515
                                            ---------      ---------      ---------
Segment operating income (loss)                   148        (12,878)       (12,730)
Equity in losses of partnerships               (1,541)        (4,453)        (5,994)
                                            ---------      ---------      ---------
Segment net loss                            $  (1,393)     $ (17,331)     $ (18,724)
                                             =========      =========      =========
Total Assets                                $   9,609      $     777      $  10,386
   Corporate                                                                 52,228
   Elimination of intersegment balances                                     (19,926)
                                                                          ---------
Consolidated total assets                                                 $  42,688
                                                                          =========

          Reconciliation of Segment Information to Consolidated Totals

                                                                  For the Years Ended
                                                                       December 31
                                                          ------------------------------------
                                                            2000          1999          1998
                                                          --------      --------      --------
Research and Development Costs:
    Reportable products segment direct costs              $ 35,738      $ 20,613      $ 17,500
    Elimination of intersegment gross profit                (5,203)       (4,384)       (1,373)
                                                          --------      --------      --------
      Consolidated research and development costs         $ 30,535      $ 16,229      $ 16,127
                                                          ========      ========      ========
CRO Costs:
    Reportable services segment direct costs              $ 26,275      $ 20,165      $ 17,015
    Elimination of intersegment expenses                    (6,355)       (6,938)       (6,140)
                                                          --------      --------      --------
       Consolidated direct costs of research services     $ 19,920      $ 13,227      $ 10,875
                                                          ========      ========      ========
Operating net loss:
   Reportable segment operating loss                      $(37,432)     $(35,332)     $(12,730)
   Corporate general and administrative expenses            (7,568)       (4,063)       (4,354)
   Special charges                                              --        (1,027)           --
                                                          --------      --------      --------
Consolidated operating loss                               $(45,000)     $(40,422)     $(17,084)
                                                          ========      ========      ========

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------



                                                              For the Years Ended
                                                                 December 31
                                                     ------------------------------------
                                                       2000          1999          1998
                                                     --------      --------      --------
Net loss-
   Reportable segment net loss                       $(42,802)     $(42,466)     $(18,724)
   Corporate general and administrative expenses       (7,568)       (4,063)       (4,354)
   Special charges                                         --        (1,027)           --

   Interest income, net                                11,747         1,700         1,850
   Minority interest                                     (262)          (82)           --

   Foreign income taxes                                   (97)         (117)           --
                                                     --------      --------      --------
Consolidated net loss                                $(38,982)     $(46,055)     $(21,228)
                                                     ========      ========      ========

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company's results of operations by quarter for the years ended December 31, 2000 and 1999 were as follows (in thousands, except per share amounts):

                                                 2000 Quarter Ended
                          ----------------------------------------------------
                          March 31       June 30    September 30   December 31      Year
                          ---------      -------    ------------   -----------    -------
Revenue                   $  6,614      $  7,529      $  7,416      $  6,026      $ 27,585
Operating loss              (4,769)       (6,287)       (9,863)      (24,081)      (45,000)
Net loss                    (3,384)       (4,544)       (8,556)      (22,498)      (38,982)
Loss per share:
    Basic and diluted     $  (0.15)     $  (0.18)     $  (0.34)     $  (0.89)     $  (1.61)


                                                  1999 Quarter Ended
                          ----------------------------------------------------
                          March 31       June 30    September 30   December 31      Year
                          ---------      -------    ------------   -----------    -------
Revenue                   $  3,447      $  4,190      $  4,992      $  5,474      $ 18,103
Operating loss              (3,964)      (18,467)      (14,600)       (3,391)      (40,422)
Net loss                    (4,480)      (22,609)      (16,196)       (2,770)      (46,055)
Loss per share:
    Basic and diluted     $  (0.36)     $  (1.75)     $  (1.00)     $  (0.15)     $  (3.04)

19.  SUBSEQUENT EVENT (UNAUDITED)

In February 2001, the Company announced its intent to focus its in-house drug development capabilities on its own proprietary products, including those being jointly developed with partners. As a result, the company has begun approximately a two to three-year transition out of the fee-for-service contract research business. ILEX will continue to recognize revenue from current client projects, but does not intend to take on any new fee-for-service contract research business. The Company anticipates transitioning ILEX Services employees to develop the Company's own products.

On February 13, 2001, the Company acquired Symphar, now ILEX Research-Europe, S.A., a drug discovery firm located in Geneva, Switzerland that combines a targeted medicinal chemistry platform with expertise in the biology of nuclear receptors important in controlling such cellular functions as apoptosis, cholesterol synthesis and calcium metabolism. Symphar's research platform has led to drug candidates in several therapeutic fields, including cancer and bone disease, an important complement to ILEX's oncology pipeline. The Symphar acquisition, combined with ILEX's preclinical angiogenesis inhibition program in Boston, gives ILEX a strong capability to translate early-stage research leads into clinical drug development programs. ILEX expects to begin preclinical development of at least three drug candidates from its research programs in 2001.

The acquisition has been accounted for using the purchase method of accounting. Under the terms of the agreement, ILEX acquired Symphar for approximately $30 million, $15 million in cash and 521,121 shares of the Company's common stock. The issued shares are restricted and will be made available for trading as follows: 30 percent after 90 days of closing, 40 percent after 180 days after closing, and 30 percent after 270 days after closing.

ILEX ONCOLOGY, INC.
2000 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

Additionally, of the $15 million paid in cash, the Company has placed in escrow $4.5 million to provide indemnification against future claims. This amount will be released in equal installments of $1.5 million every six months following closing for a period of 18 months provided no claims have arisen. The Company has also placed in escrow $5.0 million of the purchase price to be released in the event a commitment is reached with a third party within one year of closing to provide funding for a period of at least one year for non-oncology indications. The new entity will operate under the name ILEX Research-Europe, S.A., and will be comprised of former employees of Symphar.

Concurrent with the acquisition, ILEX Research-Europe entered into a three-year employment agreement with one of the founders of Symphar. The agreement specifies a compensation level. The founder was granted an option to purchase a total of 30,000 shares of the Company's common stock under terms of the 2000 Employee Stock Compensation Plan.

Through ownership of Symphar, the Company acquired certain intangible assets including intellectual property in the area of targeted medicinal phosphonate chemistry. In connection with the purchase price allocation, a significant portion of the purchase price will be expensed as a charge for in-process research and development.

In March 2001, ILEX paid $1.1 million to enter a definitive agreement to co-develop clofarabine, a nucleoside analog, with Bioenvision, Inc. In clinical studies, clofarabine has shown promise as a potential new treatment for patients with hematological malignancies, including acute lymphocytic leukemia (ALL) and acute myelogenous leukemia (AML), and in preclinical studies, for solid tumors. ILEX will take the lead role in developing clofarabine in the United States and Canada, where it will have exclusive manufacturing and marketing rights in exchange for an in-licensing fee, milestone payments and royalties. Bioenvision will retain the lead role in developing the compound in Europe and elsewhere, where it will have exclusive manufacturing and marketing rights and the Company will have rights to royalties.

                                 EXHIBIT INDEX

         EXHIBIT
         NUMBER                    DESCRIPTION
         ------                    -----------
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

         2.2      Share Purchase Agreement between the shareholders of Symphar
                  S.A., ILEX Oncology, Inc. and ILEX Acquisitions, Inc., effective February 13, 2001 (Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 28, 2001)

         3.1      Amended and Restated Certificate of Incorporation of the
                  Company filed May 31, 2000 (Incorporated herein by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q filed August 8, 2000)

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

10.3       Commercial Industrial Sublease Agreement between TRTF/CTRCRF Building
           Corporation and the Company (Incorporated herein by reference to Exhibit 10.11 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.4       Employment Agreement dated August 27, 1996 between Pedro
           Santabarbara, M.D., Ph.D. and the Company (Incorporated herein by reference to Exhibit 10.43 of the Company's Registration Statement
           No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.5       Consulting Services Agreement dated March 16, 1995 between the
           Company and Charles A. Coltman, Jr., M.D. (Incorporated herein by reference to Exhibit 10.45 of the Company's Registration Statement
           No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.6 1995 Stock Option Plan for the Company (Incorporated herein by reference to Exhibit 10.47 of the Company's Registration Statement
           No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.7*      Second Amended and Restated 1996 Non-Employee Director Stock Option
           Plan for the Company

10.8       Form of Non-Employee Director Stock Option Agreement for the Company
           (Incorporated herein by reference to Exhibit 10.49 to the Company's
           Registration Statement No. 333-17769 on Form S-1 filed December 12,
           1996, as amended)

10.9*      2000 Employee Stock Compensation Plan, as amended

10.10*     2000 Employee Stock Purchase Plan, as amended

10.11      Form of Pledge Agreement between Cancer Therapy and Research Center
           Endowment and each of Gary V. Woods and Ruskin C. Norman, M.D.
           (Incorporated herein by reference to Exhibit 10.55 to the Company's
           Registration Statement No. 333-17769 on Form S-1 filed December 12,
           1996, as amended)

10.12      Service Agreement dated June 30, 1997, between the Company and PRN
           Research, Inc. (Incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed August 14, 1997)

10.13      Drug Development and Commercialization Agreement dated March 27,
           1998, between the Company and The Burnham Institute, Inc.
           (Incorporated herein by reference to Exhibit 10.1 to the Company's
           Quarterly Report on Form 10-Q filed May 15, 1998)

10.14      Office Building Lease Agreement dated April 8, 1998, between the
           Company and N.W.A. Limited Partnership (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
           10-Q filed August 14, 1998)

10.15 Stock Purchase Agreement dated January 22, 1999 between the Company and Eli Lilly and Company (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May
           17, 1999)

10.16      Registration Rights Agreement dated January 22, 1999 between the
           Company and Eli Lilly and Company (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed
           May 17, 1999)

10.17      Employment Agreement dated July 16, 1999 by and between ILEX
           Oncology, Inc. and Glenn C. Rice (incorporated herein by reference to
           Exhibit 10.1 to the Company's Current Report on Form 8-K dated July
           16, 1999 and filed July 30, 1999)

10.18      Registration Rights Agreement dated July 16, 1999 among ILEX
           Oncology, Inc., Vikas Sukhatme, Raghuram Kalluri, Ralph Weichselbaum,
           Donald Kufe, Glenn C. Rice, Tsuneya Ohno, Stephen Dolezalek, Beth
           Israel Deaconess Medical Center and Arch Development Corporation
           (incorporated herein by reference to Exhibit 10.2 to the Company's
           Current Report on Form 8-K dated July 16, 1999 and filed July 30,
           1999)

10.19      Stock Purchase Agreement dated July 16, 1999 by and between ILEX
           Oncology, Inc. and each of the Investors (as defined therein)
           (incorporated herein by reference to Exhibit 10.3 to the Company's
           Quarterly Report on Form 10-Q filed August 16, 1999)

10.20+     Distribution and Development Agreement between Millennium & ILEX
           Partners, L.P. and Schering AG dated August 24, 1999 (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K/A filed September 21, 1999)

10.21      Letter agreement dated September 9, 1999, between the Company and Al
           J. Jecminek (Incorporated herein by reference to Exhibit 10.41 to the
           Company's Annual Report on Form 10-K for the year ended December 31,
           1999)

10.22      Form of Purchase Agreement between ILEX Oncology, Inc. and each
           Purchaser (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3 dated March 8, 2000
           (Registration No. 333-32000))

10.23      Office Lease Agreement dated July 14, 2000, between Orion
           Fountainhead Two Partners, Ltd., and ILEX Oncology, Inc.
           (Incorporated herein by reference to Exhibit 3.1 to the Company's
           Quarterly Report on Form 10-Q filed November 14, 2000)

10.24 Consulting Services Agreement dated July 1, 1997, between the Company and Daniel D. Von Hoff, M.D. (Incorporated herein by reference to
           Exhibit 10.61 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

11.1*      Computation of Earnings Per Share

21.1       Subsidiaries of the Company

                                                      State of               Names Under Which
                Name                                  Incorporation          Doing Business
                ----                                  -------------          --------------
                ILEX Oncology Services, Inc.          Delaware               ILEX Oncology Services, Inc.
                ILEX Products, Inc.                   Delaware               ILEX Products, Inc.
                Convergence Pharmaceuticals, Inc.     Delaware               ILEX Products Research Division
                ILEX Services Limited                 England and Wales      ILEX Services Limited
                ILEX Research-Europe, S.A.            Geneva, Switzerland    ILEX Research-Europe, S.A.
                ILEX Acquisitions, Inc.               Delaware               ILEX Acquisitions, Inc.

23*        Consent of Arthur Andersen LLP

24.1*      Power of Attorney (included on signature page)

99.1*      Financial Statements of Millennium & ILEX Partners, L.P.

*      Filed herewith.

+ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.