Form 10-Q
period 2001-03-31
ILEX ONCOLOGY INC
filed 2001-05-15
CIK 1001915

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------



                                    FORM 10-Q


    (MARK ONE)
         X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF
                       1934 For the quarterly period ended
                                 March 31, 2001

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

         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF MAY 7, 2001 IS 26,349,097.

ILEX ONCOLOGY, INC.
MARCH 31, 2001 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


                                      INDEX

PART I. FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
         Consolidated Balance Sheets - March 31, 2001 and December 31, 2000                                         3

         Consolidated Statements of Operations - Three Month Period Ended March 31, 2001 and 2000                   5

         Consolidated Statements of Cash Flows - Three Month Period Ended March 31, 2001 and 2000                   6

         Notes to Consolidated Financial Statements                                                                 7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                13

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                           17


PART II. OTHER INFORMATION

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                            18

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                     18

SIGNATURES                                                                                                         19

ILEX ONCOLOGY, INC.
MARCH 31, 2001 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Shares and Per Share Amounts)

                                     ASSETS

                                                                         March 31,      December 31,
                                                                           2001             2000
                                                                       ------------     ------------
                                                                       (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                           $     32,992     $     18,099
   Investments in marketable securities                                     123,329          136,913
   Restricted investments                                                     6,635            1,635
   Accounts receivable, net of allowance for doubtful accounts of
     $344 in 2001 and 2000, respectively
       Billed                                                                 7,185            6,155
       Unbilled                                                               2,298            2,186
       Employee                                                                  18              154
       Other                                                                    126              126
   Interest receivable                                                        3,332            4,368
   Prepaid expenses and other                                                 1,769              975
                                                                       ------------     ------------

                           Total current assets                             177,684          170,611
                                                                       ------------     ------------



NONCURRENT ASSETS:
   Investments in marketable securities                                      15,020           42,960
   Restricted investments                                                     3,165            3,165
   Investments in and advances to joint venture                              (4,274)          (7,104)
   Intangible asset                                                             300               --
   Other assets                                                                 240              248
                                                                       ------------     ------------
                           Total noncurrent assets                           14,451           39,269
                                                                       ------------     ------------

PROPERTY AND EQUIPMENT, at cost, net of accumulated
   depreciation of $4,207 and $3,763 in 2001 and 2000, respectively           6,631            6,476
                                                                       ------------     ------------

                           Total assets                                $    198,766     $    216,356
                                                                       ============     ============

        The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
MARCH 31, 2001 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


                           CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Shares and Per Share Amounts)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                        March 31,      December 31,
                                                                          2001             2000
                                                                      ------------     ------------
                                                                      (Unaudited)
CURRENT LIABILITIES:
   Accounts payable-
     Related parties                                                  $        240     $         30
     Other                                                                   4,052            6,706
   Accrued subcontractor costs-
     Related parties                                                           380              678
     Other                                                                   2,222            2,181
   Accrued liabilities                                                       3,211            3,671
   Deferred revenue                                                          5,853            5,725
                                                                      ------------     ------------

               Total current liabilities                                    15,958           18,991
                                                                      ------------     ------------

DEFERRED INCOME TAXES                                                           73               --
LONG-TERM LIABILITIES                                                          904            1,360
                                                                      ------------     ------------

                                                                            16,935           20,351
                                                                      ------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value; 20,000,000 shares authorized;
     no shares issued or outstanding                                            --               --
   Common stock, $0.01 par value; 100,000,000 shares authorized;
     26,381,563 and 25,815,243 shares issued; 26,342,563 and
     25,776,243 shares outstanding in 2001 and 2000, respectively              264              258
   Additional paid-in capital                                              327,001          312,687
   Accumulated deficit                                                    (144,770)        (116,320)
   Accumulated other comprehensive loss                                       (147)            (103)
   Less - Treasury stock at cost; 39,000 shares in 2001 and 2000              (517)            (517)
                                                                      ------------     ------------

               Total stockholders' equity                                  181,831          196,005
                                                                      ------------     ------------

               Total liabilities and stockholders' equity             $    198,766     $    216,356
                                                                      ============     ============



        The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
MARCH 31, 2001 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)



                                                                       Three Months Ended
                                                                            March 31,
                                                                     2001             2000
                                                                 ------------     ------------
REVENUE:
   Product development                                           $        680     $      1,038
   Contract research services                                           5,628            5,576
                                                                 ------------     ------------

                      Total revenue                                     6,308            6,614
                                                                 ------------     ------------

OPERATING EXPENSES:
   Research and development costs                                       7,421            5,314
   Licensing costs                                                      1,286               25
   Direct cost of research services                                     4,668            5,105
   General and administrative                                           2,330              939
   In-process research and development                                 21,112               --
                                                                 ------------     ------------

                      Total operating expenses                         36,817           11,383
                                                                 ------------     ------------

OPERATING LOSS                                                        (30,509)          (4,769)

OTHER INCOME (EXPENSE):
   Equity in (losses) income of joint venture                          (1,161)              39
   Interest income, net                                                 3,220            1,516
   Minority interest in consolidated subsidiary                            --              (75)
                                                                 ------------     ------------

LOSS BEFORE INCOME TAXES                                              (28,450)          (3,289)

   Provision for foreign income taxes                                      --               95
                                                                 ------------     ------------

NET LOSS                                                         $    (28,450)    $     (3,384)
                                                                 ============     ============

BASIC AND DILUTED NET LOSS PER SHARE                             $      (1.09)    $      (0.15)
                                                                 ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
                                                                       26,084           22,039
                                                                 ============     ============


        The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
MARCH 31, 2001 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)



                                                                                Three Months Ended
                                                                                     March 31,
                                                                              2001            2000
                                                                          ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                              $    (28,450)    $     (3,384)
    Adjustments to reconcile net loss to net cash used
     in operating activities:
       Depreciation and amortization                                               590              525
       In-process research and development                                      21,112               --
       Net activity of joint venture                                               539           (1,076)
       Minority interest                                                            --               75
       Deferred compensation expense for consultants' options                       --              976
       Loss on disposal of equipment                                                68               --
       Changes in operating assets and liabilities:
           Decrease (increase) in receivables, net                                  30           (2,247)
           Increase in prepaid expenses and other                                 (521)            (338)
           Decrease in other noncurrent assets                                       8               --
           Decrease in accounts payable and accrued liabilities                 (3,299)            (763)
           (Decrease) increase in accrued subcontractor costs                     (257)              13
           Increase in deferred revenue                                            128            4,409
           Decrease in other long-term liabilities                                (435)              (8)
                                                                          ------------     ------------

                   Net cash used in operating activities                       (10,487)          (1,818)
                                                                          ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net activity of marketable securities' transactions                          41,524          (31,778)
   Net activity in restricted investments                                       (5,000)             425
   Purchase of property and equipment                                             (601)            (715)
   Proceeds from sale of property and equipment                                      3               --
   Advances to joint venture                                                    (3,369)              --
   Acquisitions, net of cash acquired                                           (7,529)            (136)
                                                                          ------------     ------------

                   Net cash provided by (used in) investing activities          25,028          (32,204)
                                                                          ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock for cash, net of issuance costs                         --          127,272
   Exercise of stock options and warrants                                          413            1,072
   Principal payments for capital lease obligations                                (17)              --
                                                                          ------------     ------------

                   Net cash provided by financing activities                       396          128,344
                                                                          ------------     ------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                       (44)             (25)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 $     14,893     $     94,297

CASH AND CASH EQUIVALENTS, beginning of period                                  18,099           43,477
                                                                          ------------     ------------

CASH AND CASH EQUIVALENTS, end of period                                  $     32,992     $    137,774
                                                                          ============     ============




        The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
MARCH 31, 2001 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

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

It is recommended that these interim consolidated financial statements are read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. MERGERS AND ACQUISITIONS

On February 13, 2001, the Company acquired Symphar S.A., now ILEX Research-Europe, S.A., a drug discovery firm located in Geneva, Switzerland that combines a targeted medicinal chemistry platform with expertise in the biology of nuclear receptors important in controlling such cellular functions as apoptosis, cholesterol synthesis and calcium metabolism. The acquisition has been accounted for using the purchase method of accounting. Under the terms of the agreement, ILEX acquired Symphar for approximately $30 million, including $15 million in cash and 521,121 shares of the Company's common stock. The issued shares are restricted and will be made available for trading as follows: 30 percent after 90 days of closing, 40 percent after 180 days after closing, and 30 percent after 270 days after closing.

The cash portion of the purchase price came from the Company's working capital. The amount paid by the Company was arrived at through negotiations between the Company and the shareholders of Symphar and was based on a variety of factors, including, but not limited to, the prospect for commercializing certain of the assets of Symphar and the nature of the research-based pharmaceutical industry. The new entity operates under the name ILEX Research-Europe, S.A., and is comprised of former employees of Symphar. The Company has granted certain registration rights for the shares issued in connection with the acquisition. Concurrent with the acquisition, ILEX Research-Europe entered into a three-year employment agreement with one of the founders of Symphar. The agreement specifies a compensation level. The founder was granted an option to purchase a total of 30,000 shares of the Company's common stock under terms of the 2000 Employee Stock Compensation Plan.

Additionally, of the $15 million paid in cash, the Company has placed in escrow $4.5 million as a reserve for possible indemnification against certain claims should any arise. This amount will be released in equal installments of $1.5 million every six months following closing for a period of 18 months provided no claims have arisen. The Company has also placed in escrow $5.0 million of the purchase price to be released in the event a commitment is reached with a third party within one year of closing to provide funding of at least $5.0 million for a period of at least one year for non-oncology indications. Upon the execution of an agreement with a third party, the Company would recognize additional in-process research and development expense. The $5.0 million escrow balance is included in restricted investments as a current asset.

The Company acquired certain intangible assets including intellectual property in the area of targeted medicinal phosphonate chemistry. Additionally, the Company has recorded an intangible asset in the amount of $300 related to assembled workforce that will be amortized over three years. In accordance with purchase accounting, the Company has included the results of operations for Symphar from the date of acquisition.

In connection with the purchase price allocation, $21.1 million was expensed as a charge for the purchase of in-process research and development. The Company allocated values to the in-process research and development based on an in depth assessment of the research and development projects. The value assigned to these assets was limited to significant research projects for which technological feasibility had not been established, including development, testing, and regulatory activities associated with the introduction of Symphar's projected product launches. The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable

ILEX ONCOLOGY, INC.
MARCH 31, 2001 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. Due to the complexity of the acquired research and development, the technologies under development, could, once completed, only be economically used for their specific and intended purposes in the targeted disease segments. If the Company were to fail in its efforts to commercialize its developmental drug candidates, no alternative economic value is envisioned at this time. Given the very specific nature of the development, it was determined that there were no alternative economic uses for the acquired research and development outside of those originally envisioned by the Company. The assembled workforce was valued using the cost approach. Under this approach, the workforce is valued by calculating the savings realized by the Company through obtaining a pre-existing, trained and fully efficient engineering, operations, administrative and sales team rather than incurring the costs to assemble and train an equivalent workforce.

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

The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company, its partners, and its competitors. Future royalty revenue estimates were aggregated for the Apomine cancer indications and Lp(a) inhibitor based on management's estimate of the following: i) addressable number of patients in the US market, ii) market penetration, iii) average sales price, iv) estimate of remaining worldwide market, and v) the Company's projected royalty rate received from its partner. The discount rate selected for the in-process technology was 30 percent. Due to the aggressive nature of management's forecast and the high level of risk associated with the Company achieving the projected cash flows, the discount rate was calculated using venture capital-type rates of return. The rate was determined based on analysis of three venture capital studies utilizing rates appropriate to start-up type companies. The Company believes that the foregoing assumptions used in the purchase price allocation were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate revenue, development costs or profitability or the events associated with such projects will transpire as estimated. For these reasons, actual results may vary from projected results. The most significant and uncertain assumptions relating to the in-process projects relate to the projected timing of completion and revenues attributable to each project.

The following table reflects unaudited pro forma combined results of operations of ILEX and Symphar as if the acquisition had occurred on January 1, 2001 and 2000. Included in pro forma results is amortization of assembled workforce in the amount of $25 for the three-month periods ended March 31, 2001 and 2000. Also included in the pro forma results is $21.1 million recorded as in-process research and development for the three-month period ended March 31, 2001. Such pro forma information is presented for informational purposes only and is not necessarily indicative of the consolidated results that would have been achieved had the acquisition actually been consummated at January 1, 2001 and 2000.

                                                 March 31,
                                          -----------------------
                                             2001         2000
                                          ---------    ----------
Total revenue                             $   6,691    $    7,382
Net loss                                  $ (28,475)   $   (3,361)
Basic and diluted net loss per share      $   (1.09)   $    (0.15)


3. STOCKHOLDERS' EQUITY

On March 30, 2001, the Board of Directors of the Company declared a dividend of one Preferred Share purchase right (a "Right") for each outstanding share of common stock, par value $.01 per share (the "Common Shares"), of the Company and authorized the issuance of one Right for each Common Share which shall become outstanding between the Record Date and the earlier of the Distribution Date (as hereinafter defined) or the final expiration date of the Rights. The dividend is payable on April 20, 2001 (the "Record Date") to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth interest in one share of Series I Preferred Stock, par value $.01 per share (the "Preferred Shares"), of the Company at a price of $120.00 per one one-thousandth interest in a Preferred Share (the "Purchase Price"), subject to adjustment. The Rights will become exercisable ten days after (i) an Acquiring Party accumulates beneficial ownership of 20 percent or more of the Company's common stock or (ii) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in an Acquiring Party accumulating 20 percent or more of the common stock. In the event the Company is, in effect, acquired in a merger or other business combination transaction or 50 percent or more of its consolidated assets or earning power is sold, proper provision will be made so that each holder of a Right will thereafter generally have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the then current Price of the Right.

ILEX ONCOLOGY, INC.
MARCH 31, 2001 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and American Stock Transfer & Trust Co., as Rights Agent (the "Rights Agent"). The plan was not adopted in response to any unsolicited offer or takeover attempt. A copy of the Rights Agreement was filed with the Securities and Exchange Commission as an exhibit to a Current Report on Form 8-K dated April 11, 2001.

4. LOSS PER SHARE

Diluted net loss per share is equal to basic net loss per share, as the effect of all common stock equivalents is antidilutive.

5. STATEMENTS OF CASH FLOWS:

Non-cash financing and investing activities for the three months ended March 31, 2001 and 2000, include the following:


                                              2001       2000
                                            -------    -------
Issuance of common stock for acquisition    $13,907    $    --
Assets acquired in acquisition                  788         --
Liabilities acquired in acquisition             464         --
Cashless exercise of warrants                    --          2

6. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The following table presents the components of the Company's comprehensive loss:


                                                  Three Months Ended
                                                        March 30,
                                                  2001             2000
                                              ------------     ------------
Net loss                                      $    (28,450)    $     (3,384)
Other comprehensive loss:
  Foreign currency translation adjustments             (44)             (25)
                                              ------------     ------------

Comprehensive loss                            $    (28,494)    $     (3,409)
                                              ============     ============


7. LICENSING AGREEMENTS

In March 2001, ILEX paid $1.1 million to Bioenvision, Inc. and entered into a definitive agreement to co-develop clofarabine, a nucleoside analog. In clinical studies, clofarabine has shown promise as a potential new treatment for patients with hematological malignancies, including acute lymphocytic leukemia (ALL) and acute myelogenous leukemia (AML), and in preclinical studies, for solid tumors. ILEX will take the lead role in developing clofarabine in the United States and Canada, where it will have exclusive manufacturing and marketing rights in exchange for an in-licensing fee, milestone payments and royalties. Bioenvision will retain the lead role in developing the compound in Europe and elsewhere, where it will have exclusive manufacturing and marketing rights and the Company will have rights to royalties. The Company may be required to make future license maintenance payments in cash in accordance with the agreement if certain drug development milestones are met.

8. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

In May 1997, the Company entered into an agreement with LeukoSite, Inc., now Millennium Pharmaceuticals, Inc. ("Millennium"), for an equally owned joint venture, Millennium & ILEX Partners, L.P. ("M&I Partners") to develop Campath(R). The Company accounts for its investment in M&I Partners using the equity method of accounting.

In August 1999, M&I Partners entered into an agreement which grants Schering AG ("Schering") exclusive marketing and distribution rights to Campath in the U.S., Europe and the rest of the world except Japan and East Asia, where ILEX and Millennium have retained rights. The agreement provides that Schering will advance up to $30 million to M&I Partners for the rights to Campath and for the achievement of certain regulatory milestones. Profits from the sale of Campath in the U.S. will be shared equally among ILEX, Millennium and Schering's U.S. affiliate, Berlex Laboratories, Inc. For sales made outside the U.S., Schering will make royalty payments approximately equivalent to the rate of profit sharing in the U.S.

ILEX ONCOLOGY, INC.
MARCH 31, 2001 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

The agreement provides for interest bearing (prime rate plus one percent) advances to the partnership of up to $30 million in up-front and milestone payments. M&I Partners has received a total of $20 million of these payments. The revenues recorded by M&I Partners are based upon the research and development expenses they incurred which, pursuant to the distribution agreement, offset the advance balances due Schering. The advance balance is reduced and revenue is recognized at an amount equal to 110% of the amount of services rendered by Millennium and ILEX in connection with the development of Campath for the CLL indication. The Company has recorded product development revenue related to the research and development fees in the amount of $0.6 million and $1.0 million for the three month periods ended March 31, 2001 and 2000, respectively. In February 2001, ILEX made a capital contribution to M&I Partners of $3.4 million in cash and development expenses of $1.6 million was settled as additional capital contributions. The following is summarized financial information for M&I Partners:

                     Summarized Income Statement Information


                                                Three Months Ended
                                                    March 31,
                                                2001         2000
                                             ---------     ---------
Revenue                                      $   1,952     $   2,163
Operating expenses                               4,163         1,967
Operating income (loss)                         (2,211)          196
Net income (loss)                               (2,322)           79

                      Summarized Balance Sheet Information


                      March 31,      December 31,
                        2001             2000
                    ------------     ------------

Assets              $      8,710     $      4,755
Liabilities               18,232           21,855
                    ------------     ------------

Partners' equity    $     (9,522)    $    (17,100)
                    ============     ============

9. COMMITMENTS AND CONTIGENCIES

On August 16, 2000, Cytokine Pharmasciences Inc. ("CPI"), successor-in-interest to Cytokine Networks, Inc. ("CNI"), filed a lawsuit against Convergence Pharmaceuticals, Inc. ("Convergence"), a Delaware corporation and wholly owned indirect subsidiary of ILEX Oncology, Inc., and Glenn Rice, Ph.D. ("Dr. Rice") in the Superior Court Department of Trial Court of the Commonwealth of Massachusetts. The suit alleges that Convergence's predecessor which was merged into Convergence, through Dr. Rice, used intellectual property of CNI and requests unspecified damages and a permanent injunction against Dr. Rice and Convergence from using or disclosing any intellectual property developed in whole or in part by Dr. Rice while he was employed by CNI. The Company believes there are meritorious defenses to the claims and intends to defend against the lawsuit vigorously. In addition, the Company believes that the Company and Convergence are entitled to indemnification for damages from certain stockholders of Convergence, costs and expenses arising out of this lawsuit up to $10.0 million under the agreement relating to the acquisition of Convergence. This case is still in the pre-trial discovery stage.

10. SEGMENT REPORTING

The Company has two reportable segments: ILEX Products, Inc. ("ILEX Products") and ILEX Oncology Services, Inc. ("ILEX Services"). ILEX Products develops proprietary compounds for the treatment and prevention of cancer. ILEX Services provides contract research services for the development, manufacturing, and regulatory approval of oncology compounds. The Company's reportable segments are strategic business units that are managed separately, as each business requires different technology and marketing strategies. The Company evaluates performance based on the profit or loss from operations before income taxes.

ILEX ONCOLOGY, INC.
MARCH 31, 2001 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

                          Selected Segment Information


                                        Three Months Ended March 31, 2001
                                       ------------------------------------
                                        Services    Products        Total
                                       ---------    ---------     ---------

Revenue from external customers        $   5,628    $     680     $   6,308
Intersegment revenue                         406           --           406
                                       ---------    ---------     ---------

    Total revenue                          6,034          680         6,714

Direct costs                               4,971        7,524        12,495
Licensing costs                               --        1,286         1,286

In-process research and development           --       21,112        21,112
                                       ---------    ---------     ---------


Segment operating income (loss)            1,063      (29,242)      (28,179)

Equity in losses of joint venture             --       (1,161)       (1,161)
                                       ---------    ---------     ---------


Segment net income (loss)              $   1,063    $ (30,403)    $ (29,340)
                                       =========    =========     =========

Segment assets                         $  12,520    $   5,229     $  17,749
Corporate assets                                                    315,646
Elimination of intersegment balances                               (134,629)
                                                                  ---------
Consolidated total assets                                         $ 198,766
                                                                  =========




                                          Three Months Ended March 31, 2000
                                        -------------------------------------
                                        Services      Products        Total
                                        ---------     ---------     ---------
Revenue from external customers         $   5,576     $   1,038     $   6,614
Intersegment revenue                        2,413            --         2,413
                                        ---------     ---------     ---------

    Total revenue                           7,989         1,038         9,027

Direct costs                                6,275         6,557        12,832
Licensing costs                                --            25            25
                                        ---------     ---------     ---------


Segment operating income (loss)             1,714        (5,544)       (3,830)

Equity in income of joint venture              --            39            39
                                        ---------     ---------     ---------

Segment net income (loss)               $   1,714     $  (5,505)    $  (3,791)
                                        =========     =========     =========

Segment assets                          $  20,307     $     822     $  21,129
Corporate assets                                                      273,650
Elimination of intersegment balances                                  (64,788)
                                                                    ---------
Consolidated total assets                                           $ 229,991
                                                                    =========

          Reconciliation of Segment Information to Consolidated Totals


                                                      Three Months Ended
                                                      ------------------
                                                           March 31,
                                                           ---------
                                                      2001              2000
                                                  ------------     ------------
Research and development costs:
    Reportable products segment direct costs      $      7,524     $      6,557
    Elimination of intersegment gross profit              (103)          (1,243)
                                                  ------------     ------------
Consolidated research and development costs       $      7,421     $      5,314
                                                  ============     ============

Direct costs of research services:
   Reportable services segment direct costs       $      4,971     $      6,275
    Elimination of intersegment expenses                  (303)          (1,170)
                                                  ------------     ------------
Consolidated direct costs of research services    $      4,668     $      5,105
                                                  ============     ============

ILEX ONCOLOGY, INC.
MARCH 31, 2001 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------



                                                       Three Months Ended
                                                             March 31,
                                                   -----------------------------
                                                       2001              2000
                                                   ------------     ------------
Operating net loss:
   Reportable segment operating loss               $    (28,179)    $     (3,830)
   Corporate general and administrative                  (2,330)            (939)
                                                   ------------     ------------
     Consolidated operating loss                   $    (30,509)    $     (4,769)
                                                   ============     ============

Net loss:
   Reportable segment net loss                     $    (29,340)    $     (3,791)
   Corporate general and administrative                  (2,330)            (939)
   Interest income, net                                   3,220            1,516
   Minority interest in consolidated subsidiary              --              (75)
   Provision for foreign income taxes                        --              (95)
                                                   ------------     ------------


Consolidated net loss                              $    (28,450)    $     (3,384)
                                                   ============     ============

11. SUBSEQUENT EVENTS

On May 7, 2001, the U.S. Food and Drug Administration ("FDA") cleared Campath (alemtuzumab) humanized monoclonal antibody for marketing as a treatment for patients with B-cell chronic lymphocytic leukemia (B-CLL) who have been treated with alkylating agents and have failed fludarabine therapy. With this decision, Berlex Laboratories, Inc., the distributor for M&I Partners, will provide patients with refractory B-CLL a new treatment option. Campath therapy for B-CLL was developed by M&I Partners, an equally owned joint venture of Millennium and ILEX.

ILEX ONCOLOGY, INC.
MARCH 31, 2001 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is included to describe the Company's financial position and results of operations for the three month period ended March 31, 2001. The Consolidated Financial Statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

GENERAL

         ILEX Oncology, Inc. (the "Company" or "ILEX") is building a leading oncology-focused pharmaceutical company by assembling and developing a portfolio of novel treatments both for advanced stage cancers and for early stage cancers and premalignant conditions. We have a portfolio of eight anticancer product candidates in clinical development and several preclinical stage product candidates. We built this portfolio primarily through in-licensing and acquisition. In addition to our clinical development programs, ILEX is conducting drug discovery research, translational research, and preclinical studies in the fields of angiogenesis inhibition and targeted medicinal phosphonate chemistry, laying the groundwork for bringing proprietary product candidates into our pipeline.

         We have historically operated through two subsidiaries: ILEX Products, Inc., through which we develop our own portfolio of anticancer compounds, and ILEX Oncology Services, Inc. ("ILEX Services"), which is our full service contract research organization ("CRO"). We operated ILEX Services to build our expertise in the area of managing preclinical research and clinical trials. In February 2001, we announced our intent to focus our in-house drug development capabilities on our own proprietary products, including those being jointly developed with strategic partners. As we progress into an oncology-focused pharmaceutical company, we will use the ILEX Services development organization solely for our own product candidates. In the meantime, ILEX will continue to recognize revenue from current client projects.

         We have incurred losses since inception and had an accumulated deficit through March 31, 2001 of $144.8 million. Our losses have resulted primarily from product development activities, including in-licensing of products for which we incur in-process research and development fees, and related administrative expenses. We expect to continue to incur operating losses for at least the next year. To date we have not generated any revenue from the sale of our drug candidates. Our revenue for the foreseeable future will be limited to product development funding under our collaborative relationships, interest income, and other miscellaneous income. Our portion of the profit or loss generated by the sale of Campath(R) will be reflected in our consolidated statements of operations as equity in income (losses) of joint venture.

         We are developing Campath in partnership with Millennium Pharmaceuticals, Inc. ("Millennium") through our equally owned joint venture, Millennium & ILEX Partners, L.P. ("M&I Partners"). In August 1999, M&I Partners entered into an agreement, which grants Schering AG exclusive marketing and distribution rights to Campath in the U.S., Europe and the rest of the world except Japan and East Asia, where ILEX and Millennium have retained rights. Profits from the sale of Campath in the U.S. will be shared equally among ILEX, Millennium and Berlex Laboratories, Inc. ("Berlex"), the U.S. affiliate of Schering. For sales made outside the U.S., Schering will make royalty payments approximately equivalent to the rate of profit sharing in the U.S. Drug product sales, net of related expenses, for Campath will be recorded as revenue by M&I Partners. We have historically accounted for Campath development activities as follows:

o our operating revenue includes product development revenue we receive from M&I Partners;

o our research and development expenses include all of the development costs for Campath, which are largely offset by M&I Partners' revenue we receive; and

o our actual share of Campath development costs is reported as equity in income (losses) of joint venture.

         On May 7, 2001, we received notification from the U.S. Food and Drug Administration ("FDA") clearing Campath (alemtuzumab) as a treatment for patients with B-cell chronic lymphocytic leukemia ("B-CLL") who have been treated with alkylating agents and have failed fludarabine therapy. With this decision, Berlex will market and distribute Campath in the U.S. and provide patients with refractory B-CLL a new treatment option.

         Additionally, the European Agency for the Evaluation of Medicinal Products ("EMEA") Committee on Proprietary Medicinal Products ("CPMP") issued a positive opinion in March 2001 to recommend approval under exceptional circumstances of MabCampath(TM), the trademark for Campath in Europe. The Marketing Authorization Application for Campath was accepted for review in April 2000 by the EMEA. The application, which was submitted in late March of 2000,

ILEX ONCOLOGY, INC.
MARCH 31, 2001 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


was reviewed under the EMEA's centralized procedure, required for biotechnology products. We anticipate that the European Commission will ratify the opinion and will issue a Marketing Authorization in mid-2001. Under this authorization, M&I Partners would be granted a single license for marketing MabCampath in the 15 member states of the European Union and would receive national licenses in two additional countries, Iceland and Norway.

         In March 2001, ILEX entered a definitive agreement to co-develop clofarabine, a nucleoside analog, with Bioenvision Inc. We paid $1.1 million upon execution of the agreement and may be required to make future payments in accordance with the agreement if certain drug development milestones are met. In clinical studies, clofarabine has shown promise as a potential new treatment for patients with hematological malignancies, including acute lymphocytic leukemia
(ALL) and acute myelogenous leukemia (AML), and in preclinical studies, for solid tumors. ILEX will take the lead role in developing clofarabine in the U.S. and Canada, and will have exclusive manufacturing and marketing rights in exchange for an in-licensing fee, milestone payments and royalties. Bioenvision will retain the lead role in developing the compound in Europe and elsewhere, and will have exclusive manufacturing and marketing rights and ILEX will have rights to royalties.

         In February 2001, the Company acquired Symphar S.A., whose research platform in targeted medicinal chemistry and nuclear receptor biology has led to drug candidates in several therapeutic fields, including cancer and bone disease, an important complement to our oncology pipeline. The Symphar acquisition, combined with our preclinical angiogenesis inhibition program in Boston, gives the Company the strong capability to translate early-stage research leads into clinical drug development programs. Under the terms of the agreement, we acquired Symphar for approximately $30 million, including $15 million in cash and 521,121 shares of our common stock. Symphar owns certain intangible assets including intellectual property in the area of targeted medicinal phosphonate chemistry. In connection with the purchase price allocation, $21.1 million was expensed as a charge for the purchase of in-process research and development. Of the $15 million paid in cash, the Company has placed in escrow $4.5 million to provide indemnification against future claims. This amount will be released in equal installments of $1.5 million every six months following closing for a period of 18 months provided no claims have arisen. The Company has also placed in escrow $5.0 million of the purchase price to be released in the event a commitment is reached with a third party within one year of closing to provide funding for a period of at least one year for non-oncology indications. Upon the execution of the agreement with a third party, the Company would recognize in-process research and development expense. The $5.0 million escrow balance is included in restricted investments as a current asset. Additionally, the Company has recorded an intangible asset in the amount of $300,000 related to workforce that will be amortized over three years.

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


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 AND 2000

OPERATING REVENUES

         Total revenue decreased to $6.3 million in the first quarter of 2001, from $6.6 million in the first quarter of 2000. The decrease of $0.3 million, or 4.5%, was due to a decrease in product development revenues related to work performed for the Campath joint venture. CRO revenue of $5.6 million for the first quarter of 2001 remained relatively unchanged compared with the same quarter in 2000.

OPERATING EXPENSES

         Total Operating Expenses. Total operating expenses increased to $15.7 million in the first quarter of 2001, excluding in-process research and development expenses totaling $21.1 million, from $11.4 million in 2000. This increase of $4.3 million, or 38%, is primarily due to an increase in research and development costs and licensing costs, largely due to the $1.1 million paid to Bioenvision for the right to co-develop clofarabine, as well as additional resources being directed toward the development of our proprietary product candidates. ILEX believes that research and development costs will continue to increase in future periods as the Company evaluates in-licensing opportunities, and expands its preclinical research and clinical trials associated with developing existing compounds.

ILEX ONCOLOGY, INC.
MARCH 31, 2001 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------



         Research and Development Costs. Research and development costs increased to $7.4 million in the first quarter of 2001, from $5.3 million in 2000. This increase of $2.1 million, or 40%, was due to increased development spending on the Company's product pipeline, particularly for DFMO, Elinafide and OXYPRIMTM. Additionally, research and development expense increased due to the acquisition of Symphar and the addition of our drug discovery research offices in Geneva, Switzerland.

         Licensing Costs. Licensing costs increased to $1.3 million in the first quarter of 2001, from $25,000 in 2000. This increase of $1.3 million was due an agreement to co-develop clofarabine, a nucleoside analog, with Bioenvision Inc. We paid $1.1 million upon execution of the agreement and may be required to make future payments in accordance with the agreement if certain drug development milestones are met.

         Direct Cost of Research Services. Direct cost of research services expense decreased to $4.7 million during the first quarter of 2001, from $5.1 million in 2000. This decrease of $0.4 million, or 8%, is attributable to the Company's transition out of the fee-for service business. We are no longer incurring business development expenses related to the CRO business, with those internal resources allocated to the development of our own product candidates. As such, our CRO operating margin has increased to 16 percent in the first quarter of 2001, as compared to nine percent for the same quarter a year ago.

         General and Administrative Costs. General and administrative costs increased to $2.3 million for the first quarter of 2001, compared to $0.9 million for the same quarter in 2000. This increase of $1.4 million, or 156%, as previously mentioned is due to the transition out of the CRO business, and the corresponding transition of existing internal resources to focus on new business opportunities, build strategic relationships and develop our proprietary products. The costs associated with these management and business development activities were previously included in direct costs of research services and are now reflected in general and administrative expense.

OPERATING LOSS

         Excluding in-process research and development expense of $21.1 million incurred in the prior year, loss from operations increased to $9.4 million in the first quarter of 2001, from $4.8 million in 2000. This increase of $4.6 million, or 96%, is due to an increase in research and development costs and licensing costs, as well as an increase in general and administrative expense, partially offset by the improved profitability of the Company's CRO business.

EQUITY IN LOSSES OF JOINT VENTURE

         Equity in losses of joint venture was $1.2 million for the first quarter of 2001, compared to approximately break even in 2000, an increase of $1.2 million, or 100%. The loss for the first quarter of 2001 is primarily attributable to pre-commercialization marketing and selling expenses incurred by the Campath joint venture. Break even results for the first quarter of 2000 was attributable to advances made to the partnership from Schering, which were partially offset by development expenses, as required by a distribution and development agreement.

NET INTEREST INCOME

         Net interest income increased to $3.2 million for the quarter ended March 31, 2001, from $1.5 million for the same period a year ago. This increase of $1.7 million, or 113%, is attributable to an increase in average cash and investment balances during the first quarter of 2001, compared to the same period a year ago, primarily as a result of proceeds received from a private placement in late March 2000.

NET LOSS

         Net loss increased $25.1 million in the first quarter of 2001, or 738%, to $28.5 million, from $3.4 million in 2000. Net loss per share increased $0.94 per share to $1.09 per share in 2001, from $0.15 per share in 2000. Excluding in-process research and development expense, net loss increased $4.0 million, or 118%, to $7.4 million in the first quarter of 2001, from $3.4 million for the same period in 2000, and net loss per share increased $0.13 per share to $0.28 per share, from $0.15 per share in 2000.

ILEX ONCOLOGY, INC.
MARCH 31, 2001 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------



LIQUIDITY AND CAPITAL RESOURCES

         ILEX has historically financed its operations primarily through the sale of its capital stock, through development and licensing fee revenues provided by its collaborative partners and through fee-for-service or participatory revenues pursuant to contracts with its CRO clients.

         At March 31, 2001, we had cash, cash equivalents, restricted investments and investments in marketable securities of $181.1 million and working capital of $161.7 million. Cash, cash equivalents, restricted investments and investments in marketable securities decreased $21.7 million compared to December 31, 2000, primarily due to acquisition costs, drug licensing costs, and a capital contribution to the Campath joint venture primarily, as well as general operating requirements, including capital purchases. Our cash requirements are expected to continue to increase each year as we expand our activities and operations.

         In February 2001, we acquired Symphar for approximately $30 million, including $15 million in cash and 521,121 shares of our common stock. The acquisition agreement specifies that, subject to the viability of performance, we agree to fund a minimum operating and capital budget between $4 to $5 million annually for each of the next three years. Of the $15 million paid in cash, the Company has placed in escrow $4.5 million to provide indemnification against future claims. This amount will be released in equal installments of $1.5 million every six months following closing for a period of 18 months provided no claims have arisen. The Company has also placed in escrow $5.0 million of the purchase price to be released in the event a commitment is reached with a third party within one year of closing to provide funding for a period of at least one year for non-oncology indications. Upon the execution of the agreement with a third party, the Company would recognize in-process research and development expense. The $5.0 million escrow balance is included in restricted investments as a current asset.

         Our cash requirements are expected to continue to increase each year as we expand our activities and operations. We may never generate significant product revenue or achieve or sustain profitability. We expect our current funds will be adequate to cover all of our obligations for at least the next year. Until our business can generate sufficient levels of cash from product sales, we expect to continue to finance our operations through existing cash, revenue from collaborative relationships, and proceeds from the sale of equity securities.

         We plan to continue our policy of investing available funds in government securities and investment-grade, interest-bearing securities, primarily with maturities of one year or less. We do not invest in derivative financial instruments, as defined by Statement of Financial Accounting Standards No. 119.

         ILEX's future expenditures and capital requirements will depend on numerous factors, including but not limited to, the progress of its research and development programs, the progress of its preclinical and clinical testing, the magnitude and scope of these activities, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in or termination of existing collaborative arrangements, the ability of the Company to establish, maintain and avoid termination of collaborative arrangements and the purchase of capital equipment and acquisitions of compounds, technologies or businesses. As of March 31, 2001, the Company did not have any material commitments for capital expenditures. The Company may never be able to generate product revenue or achieve or sustain profitability. The Company expects its cash, cash equivalents, and marketable securities will be adequate to cover all of its obligations for the next year.

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS

         This Quarterly Report on Form 10-Q contains certain forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words anticipate, believe, estimate, expect and intend and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, risks associated with preclinical and clinical developments in the biopharmaceutical industry in general and in ILEX's compounds under development in particular; the potential failure of the Company's compounds under development to prove safe and effective for treatment of disease; uncertainties inherent in the early stage of the Company's compounds under development; market acceptance of Campath; failure to successfully implement or complete clinical trials; failure to receive marketing clearance from regulatory agencies for our compounds under development;

ILEX ONCOLOGY, INC.
MARCH 31, 2001 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


management's ability to implement strategic initiatives; the ability of the Company to predict its future expenses and capital needs; risks related to the outcome of litigation filed against the Company; the development of competing products; the ability of the Company to combine its disparate research capabilities and translate them into clinical drug development programs; uncertainties related to the Company's dependence on and relationships with third parties and partners; unanticipated decrease in the demand for the Company's fee-for-service contract research business; general economic and market conditions; risks inherent in the biopharmaceutical industry; stock price volatility; variability of license, royalty and other revenue; market acceptance of Campath; risks related to the outcome of litigation filed against us; uncertainties related to protection of our intellectual property; rapid technological change could render our technologies obsolete; one-time events and those risks described herein, in the Company's Form S-3 filed March 8, 2000 (Commission file #333-32000) and in other filings made by the Company with the SEC. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

         We are exposed to some market risk through interest rates, related to our investment of cash, cash equivalents, restricted investments and investments in marketable securities of $181.1 million at March 31, 2001. These funds are generally invested in highly liquid treasury bills, money market accounts with short-term maturities and corporate bonds. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments. We have not used derivative financial instruments in our investment portfolio.

         Our European operations are denominated in local currency. We have unhedged transaction exposures in these currencies which are not considered material. We have not entered into any forward foreign exchange contracts for speculative, trading or other purposes.

ILEX ONCOLOGY, INC.
MARCH 31, 2001 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) On March 30, 2001, the Board of Directors of the Company declared a dividend of one Right for each outstanding share of the Company's Common Stock to stockholders of record at the close of business on April 20, 2001 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series I Preferred Stock, $.01 par value per share (the "Preferred Stock"), at a Purchase Price of $120 in cash, subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement dated April 10, 2001 (the "Rights Agreement") between the Company and American Stock Transfer & Trust Co., as Rights Agent. A copy of the Rights Agreement was filed with the Securities and Exchange Commission as an exhibit to a Current Report on Form 8-K dated April 11, 2001.

         (b)      Not applicable

         (c)      Not applicable

         (d)      Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

              Exhibit
              Number

                3.1* Amended and Restated Certificate of Incorporation of the Company

                4.1 Rights Agreement dated April 10, 2001 by and between ILEX Oncology, Inc. and American Stock Transfer & Trust Co. which includes as Exhibit A the Form of Certificate of Designations of Series I Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Common Stock. (Incorporated herein by reference to Exhibit 4.1 to the Company's Form 8-K filed April 11, 2001)

                10.1+ Supply Agreement dated as of June 4, 1999 between Millennium & ILEX Partners, L.P. (formerly L&I Partners, L.P.) and Boehringer Ingelheim Pharma KG. (Incorporated herein by reference to Exhibit 10.25 to the Millennium Pharmaceuticals, Inc. 10-K for the fiscal year ending December 31, 1999)

                10.2+ License Agreement, dated May 2, 1997, between Millennium & ILEX Partners, L.P. (formerly L&I Partners, L.P.) and Millennium Pharmaceuticals, Inc (as successor to LeukoSite, Inc.). Incorporated by reference to Exhibit 10.17(b) to LeukoSite, Inc.'s Registration Statement on Form S-1 (No. 333-30213) filed June 27, 1997)

                10.3 First Amended and Restated Agreement of Limited Partnership of Millennium & ILEX Partners L.P. (formerly L&I Partners, L.P.) (Incorporated herein by reference to
                        Exhibit 10.26 to the Millennium Pharmaceuticals, Inc. 10-K for the fiscal year ending December 31, 2000).

                11.1*   Computation of Net Loss Per Share

         (b)      Reports on Form 8-K:

              The Company has recently filed the following Form 8-K's:
                           Dated April 27, 2001, to disclose that the pro forma financial information of Symphar S.A. is not required based on the level of significance.

                           Dated April 11, 2001, to disclose the adoption of a shareholder rights plan.

                           Dated February 28, 2001, to disclose the acquisition of Symphar, S.A., a drug discovery firm located in Geneva, Switzerland.

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

ILEX ONCOLOGY, INC.
MARCH 31, 2001 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Antonio, Texas, on May 11, 2001.

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

                               INDEX TO EXHIBITS

              EXHIBIT
              NUMBER    DESCRIPTION
              ------    -----------
                3.1*    Amended and Restated Certificate of Incorporation of the
                        Company

                4.1     Rights Agreement dated April 10, 2001 by and between
                        ILEX Oncology, Inc. and American Stock Transfer & Trust
                        Co. which includes as Exhibit A the Form of Certificate of Designations of Series I Preferred Stock, as Exhibit
                        B the Form of Rights Certificate and as Exhibit C the
                        Summary of Rights to Purchase Common Stock.
                        (Incorporated herein by reference to Exhibit 4.1 to the Company's Form 8-K filed April 11, 2001)

                10.1+   Supply Agreement dated as of June 4, 1999 between
                        Millennium & ILEX Partners, L.P. (formerly L&I Partners,
                        L.P.) and Boehringer Ingelheim Pharma KG. (Incorporated herein by reference to Exhibit 10.25 to the Millennium
                        Pharmaceuticals, Inc. 10-K for the fiscal year ending
                        December 31, 1999)

                10.2+   License Agreement, dated May 2, 1997, between Millennium
                        & ILEX Partners, L.P. (formerly L&I Partners, L.P.) and
                        Millennium Pharmaceuticals, Inc (as successor to
                        LeukoSite, Inc.). Incorporated by reference to Exhibit
                        10.17(b) to LeukoSite, Inc.'s Registration Statement on
                        Form S-1 (No. 333-30213) filed June 27, 1997)

                10.3    First Amended and Restated Agreement of Limited
                        Partnership of Millennium & ILEX Partners L.P. (formerly
                        L&I Partners, L.P.) (Incorporated herein by reference to
                        Exhibit 10.26 to the Millennium Pharmaceuticals, Inc.
                        10-K for the fiscal year ending December 31, 2000).

                11.1*   Computation of Net Loss Per Share

----------

*  Filed herewith.

+ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.