Form 10-Q/A
period 2001-03-31
ILEX ONCOLOGY INC
filed 2001-06-29
CIK 1001915

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------



                                   FORM 10-Q/A



(MARK ONE)
       X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from            to
                                           ----------    ----------

                         Commission file number 0-22147

                               ILEX ONCOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                       DELAWARE                           74-2699185
            (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
            INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)


                4545 HORIZON HILL BLVD.
                  SAN ANTONIO, TEXAS                         78229
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

                                      INDEX



PART I. FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
         Consolidated Balance Sheets - March 31, 2001 and December 31, 2000                              3

         Consolidated Statements of Operations - Three Month Period Ended March 31, 2001 and 2000        5

         Consolidated Statements of Cash Flows - Three Month Period Ended March 31, 2001 and 2000        6

         Notes to Consolidated Financial Statements                                                      7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS     14


PART II. OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                          20

SIGNATURES                                                                                              21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Shares and Per Share Amounts)


                                                                           March 31,     December 31,
                                                                             2001            2000
                                                                         ------------    ------------
                                                                          (Unaudited)
                                             ASSETS
                                             ------

CURRENT ASSETS:
   Cash and cash equivalents                                             $     32,992    $     18,099
   Investments in marketable securities                                       123,329         136,913
   Restricted investments                                                       6,635           1,635
   Accounts receivable, net of allowance for doubtful accounts of
     $344 in 2001 and 2000, respectively
       Billed                                                                   7,185           6,155
       Unbilled                                                                 2,298           2,186
       Employee                                                                    18             154
       Other                                                                      126             126
   Interest receivable                                                          3,332           4,368
   Prepaid expenses and other                                                   1,769             975
                                                                         ------------    ------------

                           Total current assets                               177,684         170,611
                                                                         ------------    ------------



NONCURRENT ASSETS:
   Investments in marketable securities                                        15,020          42,960
   Restricted investments                                                       3,165           3,165
   Investments in and advances to joint venture                                (4,274)         (7,104)
   Intangible asset                                                               300              --
   Other assets                                                                   240             248
                                                                         ------------    ------------
                           Total noncurrent assets                             14,451          39,269
                                                                         ------------    ------------

PROPERTY AND EQUIPMENT, at cost, net of accumulated
   depreciation of $4,207 and $3,763 in 2001 and 2000, respectively             6,631           6,476
                                                                         ------------    ------------

                           Total assets                                  $    198,766    $    216,356
                                                                         ============    ============
Z




       The accompanying notes are an integral part of these consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Shares and Per Share Amounts)

                                                                           March 31,      December 31,
                                                                             2001            2000
                                                                         ------------    ------------
                                                                         (Unaudited)

                                LIABILITIES AND STOCKHOLDERS' EQUITY

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

2. MERGERS AND ACQUISITIONS


On February 13, 2001, the Company acquired Symphar S.A., now ILEX Research-Europe, S.A., a drug discovery firm located in Geneva, Switzerland that combines a targeted medicinal chemistry platform with expertise in the biology of nuclear receptors important in controlling such cellular functions as apoptosis, cholesterol synthesis and calcium metabolism. The acquisition has been accounted for using the purchase method of accounting. Under the terms of the agreement, ILEX acquired Symphar for approximately $29 million, including $15 million in cash, of which $5 million is contingently issuable, and 521,121 shares of the Company's common stock. The issued shares are restricted and will be made available for trading as follows: 30 percent after 90 days after closing, 40 percent after 180 days after closing, and 30 percent after 270 days after closing. The value of the common stock issued in connection with this merger was calculated using a fair value of $ 26.6875 per share. This per share fair value represents the closing price of the Company's stock on the day the merger terms were agreed to and announced. The purchase price was allocated to the assets purchased, liabilities assumed, intangible assets and in-process research and development expense based upon their respective fair values. The purchase price was allocated as follows:



Current assets                                 $  2,744
Property                                            215
Assembled workforce                                 300
Current liabilities                                (464)
In-process research and development              21,112
                                               --------
Total purchase price                           $ 23,907
                                               ========



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



Additionally, of the $15 million cash payment, the Company placed $4.5 million in escrow as a reserve for possible indemnification against certain future claims. This amount was included in the purchase price allocation, and will be released in equal installments of $1.5 million every six months following closing for a period of 18 months provided no claims arise. In addition, $5.0 million of the purchase price is in escrow to be released in the event a commitment is reached with a third party within one year of closing to provide funding of at least $5.0 million for a period of at least one year for non-oncology indications. Upon the execution of an agreement with a third party, the Company would recognize additional in-process research and development expense for the $5 million held in escrow. The $5.0 million escrow balance is included in restricted investments as a current asset.



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



The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company, its partners, and its competitors. Future royalty revenue estimates were aggregated for the Apomine cancer indications and Lp(a) inhibitor based on management's estimate of the following: i) addressable number of patients in the US market, ii) market penetration, iii) average sales price, iv) estimate of remaining worldwide market, and v) the Company's projected royalty rate received from its partner. The discount rate selected for the in-process technology was 30 percent for both Apomine and Lp(a). Due to the aggressive nature of management's forecast and the high level of risk associated with the Company achieving the projected cash flows, the discount rate was calculated using venture capital-type rates of return. The rate was determined based on analysis of three venture capital studies utilizing rates appropriate to start-up type companies.



For the purposes of the independent appraisal, only the economics related to Symphar's lead drug candidates, Apomine and Lp(a) were considered. It was determined that forecasting cash flows for Symphar's other developmental projects was not feasible at the time of acquisition due to their early stage of development. At the time of acquisition, management estimated that approximately $14 to $15 million had been spent on Apomine and Lp(a) to date, and an additional $17 to $20 million is expected to still be incurred to complete clinical testing and gain marketing approval.



Apomine, targeted at several cancer indications, as well as bone repair and osteoporosis, represented approximately 45% of the in-process research and development value. As of the date of the acquisition, the project was expected to be completed and commercially available in the US in 2007 for its first cancer indication, with an estimated cost to complete of approximately $12 to $14 million. Management believes that the Company may be able to license its product to a major pharmaceutical company or marketing partner and begin receiving upfront licensing, milestone and collaborative research revenue resulting in net cash inflows beginning in 2004. Product launches for additional cancer indications are anticipated between 2008 and 2011. Additionally, the Company is estimating royalty revenue upon the commercialization of the product of approximately 8% starting with product launch. As of March 2001, the Company had not abandoned nor had any plans to abandon Apomine.



Lp(a), an inhibitor that may lead to a reduction in coronary heart disease, represented approximately 55% of the in-process research and development value. As of the date of the acquisition, the Lp(a) project was expected to be completed and commercially available in the US in 2007, with an estimated cost to complete of approximately $5 to $6 million. Management believes that the Company may be able to license its product to a major pharmaceutical company or marketing partner and begin receiving upfront licensing, milestone and collaborative research revenue resulting in net cash inflows beginning in 2005. Additionally, the Company is estimating royalty revenue upon the commercialization of the product of approximately 8% starting with product launch. As of March 2001, the Company had not abandoned nor had any plans to abandon Lp(a).



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



                                                  March 31,
                                          ------------------------
                                             2001          2000
                                          ----------    ----------
Total revenue                             $    6,691    $    7,382
Net loss                                  $ (28,475)    $   (3,361)
Basic and diluted net loss per share      $   (1.08)    $     (0.15)

3. STOCKHOLDERS' EQUITY

On March 30, 2001, the Board of Directors of the Company declared a dividend of one Preferred Share purchase right (a "Right") for each outstanding share of common stock, par value $.01 per share (the "Common Shares"), of the Company and authorized the issuance of one Right for each Common Share which shall become outstanding between the Record Date and the earlier of the Distribution Date (as hereinafter defined) or the final expiration date of the Rights. The dividend is payable on April 20, 2001 (the "Record Date") to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth interest in one share of Series I Preferred Stock, par value $.01 per share (the "Preferred Shares"), of the Company at a price of $120.00 per one one-thousandth interest in a Preferred Share (the "Purchase Price"), subject to adjustment. The Rights will become exercisable ten days after (i) an Acquiring Party accumulates beneficial ownership of 20 percent or more of the Company's common stock or (ii) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in an Acquiring Party accumulating 20 percent or more of the common stock. In the event the Company is, in effect, acquired in a merger or other business combination transaction or 50 percent or more of its consolidated assets or earning power is sold, proper provision will be made so that each holder of a Right will thereafter generally have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the then current Purchase Price of the Right.

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

4. LOSS PER SHARE

Diluted net loss per share is equal to basic net loss per share, as the effect of all common stock equivalents is antidilutive.

5. STATEMENTS OF CASH FLOWS:

Non-cash financing and investing activities for the three months ended March 31, 2001 and 2000, include the following:

                                                   2001         2000
                                                ----------   ----------
Issuance of common stock for acquisition        $   13,907   $       --
Assets acquired in acquisition                         788           --
Liabilities acquired in acquisition                    464           --
Cashless exercise of warrants                           --            2

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

                    Summarized Income Statement Information
                    ---------------------------------------

                                       Three Months Ended
                                           March 31,
                                     2001            2000
                                 ------------    ------------
Revenue                          $      1,952    $      2,163
Operating expenses                      4,163           1,967
Operating income (loss)                (2,211)            196
Net income (loss)                      (2,322)             79

                      Summarized Balance Sheet Information
                      ------------------------------------

                                     March 31,     December 31,
                                       2001            2000
                                   ------------    ------------

Assets                             $      8,710    $      4,755
Liabilities                              18,232          21,855
                                   ------------    ------------
Partners' equity                   $     (9,522)   $    (17,100)
                                   ============    ============

9. COMMITMENTS AND CONTINGENCIES

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

                          Selected Segment Information
                          ----------------------------

                                                  Three Months Ended March 31, 2001
                                             --------------------------------------------
                                               Services        Products         Total
                                             ------------    ------------    ------------
Revenue from external customers              $      5,628    $        680    $      6,308
Intersegment revenue                                  406              --             406
                                             ------------    ------------    ------------

    Total revenue                                   6,034             680           6,714

Direct costs                                        4,971           7,524          12,495
Licensing costs                                        --           1,286           1,286

In-process research and development                    --          21,112          21,112
                                             ------------    ------------    ------------


Segment operating income (loss)                     1,063         (29,242)        (28,179)

Equity in losses of joint venture                      --          (1,161)         (1,161)
                                             ------------    ------------    ------------


Segment net income (loss)                    $      1,063    $    (30,403)   $    (29,340)
                                             ============    ============    ============

Segment assets                               $     12,520    $      5,229    $     17,749
Corporate assets                                                                  315,646
Elimination of intersegment balances                                             (134,629)
                                                                             ------------
Consolidated total assets                                                    $    198,766
                                                                             ============


                                                  Three Months Ended March 31, 2001
                                             --------------------------------------------
                                               Services        Products         Total
                                             ------------    ------------    ------------
Revenue from external customers              $      5,576    $      1,038    $      6,614
Intersegment revenue                                2,413              --           2,413
                                             ------------    ------------    ------------

    Total revenue                                   7,989           1,038           9,027

Direct costs                                        6,275           6,557          12,832
Licensing costs                                        --              25              25
                                             ------------    ------------    ------------


Segment operating income (loss)                     1,714          (5,544)         (3,830)

Equity in income of joint venture                      --              39              39
                                             ------------    ------------    ------------

Segment net income (loss)                    $      1,714    $     (5,505)   $     (3,791)
                                             ============    ============    ============

Segment assets                               $     20,307    $        822    $     21,129
Corporate assets                                                                  273,650
Elimination of intersegment balances                                              (64,788)
                                                                             ------------
Consolidated total assets                                                    $    229,991
                                                                             ============

          Reconciliation of Segment Information to Consolidated Totals
          ------------------------------------------------------------

                                                         Three Months Ended
                                                              March 31,
                                                     ----------------------------
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
                                                     ============    ============


                                                         Three Months Ended
                                                              March 31,
                                                     ----------------------------
                                                         2001            2000
                                                     ------------    ------------

Operating net loss:
   Reportable segment operating loss                 $    (28,179)   $     (3,830)
   Corporate general and administrative                    (2,330)           (939)
                                                     ------------    ------------
Consolidated operating loss                          $    (30,509)   $     (4,769)
                                                     ============    ============

Net loss:
   Reportable segment net loss                       $    (29,340)   $     (3,791)
   Corporate general and administrative                    (2,330)           (939)
   Interest income, net                                     3,220           1,516
   Minority interest in consolidated subsidiary                --             (75)
   Provision for foreign income taxes                         (95)
                                                     ------------    ------------

Consolidated net loss                                $    (28,450)   $     (3,384)
                                                     ============    ============

11. SUBSEQUENT EVENTS

On May 7, 2001, the U.S. Food and Drug Administration ("FDA") cleared Campath (alemtuzumab) humanized monoclonal antibody for marketing as a treatment for patients with B-cell chronic lymphocytic leukemia (B-CLL) who have been treated with alkylating agents and have failed fludarabine therapy. With this decision, Berlex Laboratories, Inc., the marketing and distribution partner for M&I Partners, will provide patients with refractory B-CLL a new treatment option. Campath therapy for B-CLL was developed by M&I Partners, an equally owned joint venture of Millennium and ILEX.

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


         In February 2001, the Company acquired Symphar S.A., whose research platform in targeted medicinal chemistry and nuclear receptor biology has led to drug candidates in several therapeutic fields, including bone disease, an important complement to our oncology pipeline. The Symphar acquisition, combined with our preclinical angiogenesis inhibition program in Boston, gives the Company the strong capability to translate early-stage research leads into clinical drug development programs. Under the terms of the agreement, we acquired Symphar for approximately $29 million, including $15 million in cash and 521,121 shares of our common stock. Symphar owns certain intangible assets including intellectual property in the area of targeted medicinal phosphonate chemistry. In connection with the purchase price allocation, $21.1 million was expensed as a charge for the purchase of in-process research and development. Of the $15 million paid in cash, the Company has placed in escrow $4.5 million to provide indemnification against future claims. This amount will be released in equal installments of $1.5 million every six months following closing for a period of 18 months provided no claims have arisen. The Company has also placed in escrow $5.0 million of the purchase price to be released in the event a commitment is reached with a third party within one year of closing to provide funding for a period of at least one year for non-oncology indications. Upon the execution of the agreement with a third party, the Company would recognize in-process research and development expense. The $5.0 million escrow balance is included in restricted investments as a current asset. Additionally, the Company has recorded an intangible asset in the amount of $300,000 related to workforce that will be amortized over three years.


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

         General and Administrative Costs. General and administrative costs increased to $2.3 million for the first quarter of 2001, compared to $0.9 million for the same quarter in 2000. This increase of $1.4 million, or 156%, as previously mentioned is due in part to the transition out of the CRO business, and the corresponding transition of existing internal resources to focus on new business opportunities, build strategic relationships and develop our proprietary products. The costs associated with these management and business development activities were previously included in direct costs of research services and are now reflected in general and administrative expense.

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


         In February 2001, we acquired Symphar for approximately $29 million, including $15 million in cash and 521,121 shares of our common stock. The acquisition agreement specifies that, subject to the viability of performance, we agree to fund a minimum operating and capital budget between $4 to $5 million annually for each of the next three years. Of the $15 million paid in cash, the Company has placed in escrow $4.5 million to provide indemnification against future claims. This amount will be released in equal installments of $1.5 million every six months following closing for a period of 18 months provided no claims have arisen. The Company has also placed in escrow $5.0 million of the purchase price to be released in the event a commitment is reached with a third party within one year of closing to provide funding for a period of at least one year for non-oncology indications. Upon the execution of the agreement with a third party, the Company would recognize in-process research and development expense. The $5.0 million escrow balance is included in restricted investments as a current asset.


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

         In connection with research and development efforts, the Company has entered into agreements with certain development partners, which generally expire over several years. The terms of these agreements require the Company to make payments in either cash or stock if certain drug development or time based milestones are met. Total future commitments under these agreements are approximately $20.4 million through the year 2005.

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

PART II. OTHER INFORMATION



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


*        Previously filed.


+ Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Antonio, Texas, on June 27, 2001.


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