Form 10-Q
period 2001-06-30
ILEX ONCOLOGY INC
filed 2001-08-14
CIK 1001915

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------


                                    FORM 10-Q


 (MARK ONE)
    [  ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from...... to......

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


                                ----------------


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [ X ] NO [ ].


         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF AUGUST 7, 2001, IS 26,467,655.

================================================================================

ILEX ONCOLOGY, INC.
JUNE 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


                                      INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets - June 30, 2001, and December 31, 2000                                    3

         Consolidated Statements of Operations - Three and Six Month Periods Ended June 30, 2001 and 2000      5

         Consolidated  Statements of Cash Flows - Six Month Periods Ended June 30, 2001 and 2000               6

         Notes to Consolidated Financial Statements                                                            7

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                16

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                                           23


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                                    23

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                  23

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                     24


SIGNATURES                                                                                                    25

ILEX ONCOLOGY, INC.
JUNE 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Shares and Per Share Amounts)


                                                                                              June 30,      December 31,
                                         ASSETS                                                2001             2000
                                         ------                                            ------------     ------------
                                                                                           (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                                                                $    14,457       $   18,099
  Investments in marketable securities                                                         125,183          136,913
  Restricted investments                                                                         6,635            1,635
  Accounts receivable, net of allowance for doubtful accounts of $344 in 2001 and 2000, respectively -
      Billed                                                                                     6,242            6,155
      Unbilled                                                                                     873            2,186
      Employee                                                                                     148              154
      Other                                                                                        123              126
  Interest receivable                                                                            3,290            4,368
  Prepaid expenses and other                                                                     2,064              975
                                                                                           -----------       ----------
                   Total current assets                                                        159,015          170,611
                                                                                           -----------       ----------
NONCURRENT ASSETS:
  Investments in marketable securities                                                          27,364           42,960
  Restricted investments                                                                         3,165            3,165
  Investments in and advances to joint venture                                                  (3,227)          (7,104)
  Intangible asset, net of accumulated amortization of $38 in 2001                                 262              -
  Other assets                                                                                     275              248
                                                                                           -----------       ----------
                   Total noncurrent assets                                                      27,839           39,269
                                                                                           -----------       ----------
PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation of $4,669
  and $3,763 in 2001 and 2000, respectively                                                      6,633            6,476
                                                                                           -----------       ----------
                   Total assets                                                            $   193,487       $  216,356
                                                                                           ===========       ==========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

ILEX ONCOLOGY, INC.
JUNE 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------



                           CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Shares and Per Share Amounts)


                                                                                             June 30,     December 31,
                          LIABILITIES AND STOCKHOLDERS' EQUITY                                 2001           2000
                          ------------------------------------                            -------------   ------------
                                                                                           (Unaudited)

CURRENT LIABILITIES:
   Accounts payable -
      Related parties                                                                      $        61     $      30
      Other                                                                                     11,877         6,706
   Accrued subcontractor costs -
      Related parties                                                                              457           678
      Other                                                                                      1,830         2,181
   Accrued liabilities                                                                           3,203         3,671
   Deferred revenue                                                                              3,856         4,423
                                                                                            ----------    ----------
                   Total current liabilities                                                    21,284        17,689
                                                                                            ----------    ----------
DEFERRED INCOME TAXES                                                                               73           -

LONG-TERM LIABILITIES                                                                            2,707         2,662
                                                                                            ----------    ----------
                   Total liabilities                                                            24,064        20,351
                                                                                            ----------    ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued or
     outstanding                                                                                  -              -
   Common stock, $0.01 par value; 100,000,000 shares authorized; 26,482,396 and
     25,815,243 shares issued; 26,443,396 and 25,776,243 shares outstanding in 2001
     and 2000, respectively                                                                        265           258
   Additional paid-in capital                                                                  328,029       312,687
   Accumulated deficit                                                                        (158,051)     (116,320)
   Accumulated other comprehensive loss                                                           (303)         (103)
   Less - Treasury stock at cost; 39,000 shares in 2001 and 2000                                  (517)         (517)
                                                                                            ----------    ----------
                   Total stockholders' equity                                                  169,423       196,005
                                                                                            ----------    ----------
                   Total liabilities and stockholders' equity                               $  193,487    $  216,356
                                                                                            ==========    ==========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

ILEX ONCOLOGY, INC.
JUNE 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                   (Unaudited)


                                                              Three Months Ended         Six Months Ended
                                                                   June 30                   June 30
                                                           ----------------------    -----------------------
                                                               2001         2000         2001         2000
                                                           ----------   ---------    ----------   ----------
REVENUE:
   Product development                                     $      846   $     621    $    1,526   $    1,659
   Contract research services                                   6,165       6,908        11,793       12,484
                                                           ----------   ---------    ----------   ----------
                   Total revenue                                7,011       7,529        13,319       14,143
                                                           ----------   ---------    ----------   ----------
OPERATING EXPENSES:
   Research and development costs                               8,962       5,790        16,384       11,104
   Licensing cost                                               6,897       1,025         8,184        1,050
   Direct cost of research services                             3,811       5,636         8,479       10,741
   General and administrative                                   3,414       1,365         5,742        2,304
   In-process research and development                            -           -          21,112          -
                                                           ----------   ---------    ----------   ----------
                   Total operating expenses                    23,084      13,816        59,901       25,199
                                                           ----------   ---------    ----------   ----------
OPERATING LOSS                                                (16,073)     (6,287)      (46,582)     (11,056)

OTHER INCOME (EXPENSE):
   Equity in income (losses) of joint venture                     660      (1,450)         (501)      (1,411)
   Interest income and other, net                               2,161       3,316         5,381        4,832
   Minority interest in consolidated subsidiary                   -           (75)          -           (150)
                                                           ----------   ---------    ----------   ----------
LOSS BEFORE INCOME TAXES                                      (13,252)     (4,496)      (41,702)      (7,785)

PROVISION FOR FOREIGN INCOME TAXES                                 29          48            29          143
                                                           ----------   ---------    ----------   ----------
NET LOSS                                                   $  (13,281)  $  (4,544)   $  (41,731)  $   (7,928)
                                                           ==========   =========    ==========   ==========
BASIC AND DILUTED NET LOSS PER SHARE                          $(.50)      $(.18)       $(1.59)       $(.34)
                                                              =====       =====        ======        =====
WEIGHTED-AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING                                    26,375      24,825        26,230       23,432
                                                           ==========   =========    ==========   ==========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

ILEX ONCOLOGY, INC.
JUNE 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                   (Unaudited)


                                                                                             Six Months Ended
                                                                                                 June 30
                                                                                        --------------------------
                                                                                            2001          2000
                                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                             $  (41,731)     $  (7,928)
   Adjustments to reconcile net loss to net cash used in operating activities -
      Depreciation and amortization                                                          1,289          1,068
      In-process research and development                                                   21,112            -
      Net activity of joint venture                                                           (508)         2,207
      Minority interest                                                                        -              150
      Deferred compensation expense for consultants' options                                   -            1,222
      Loss on disposal of equipment                                                            148            -
      Changes in operating assets and liabilities -
        Decrease (increase) in receivables, net                                              2,313         (4,432)
        Increase in prepaid expenses and other                                                (816)          (476)
        Increase in other noncurrent assets                                                    (27)           -
        Increase (decrease) in accounts payable and accrued liabilities                      4,598           (100)
        (Decrease) increase in accrued subcontractor costs                                    (572)           397
        (Decrease) increase in deferred revenue                                               (567)         3,578
        (Decrease) increase in long-term liabilities                                            68            (15)
                                                                                        ----------    -----------
                   Net cash used in operating activities                                   (14,693)        (4,329)
                                                                                        ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net activity of marketable securities' transactions                                      27,326       (107,645)
   Net activity in restricted investments                                                   (5,000)           425
   Purchase of property and equipment                                                       (1,398)        (1,263)
   Proceeds from sale of property and equipment                                                 57            -
   Advances to joint venture                                                                (3,369)           -
   Acquisitions, net of cash acquired                                                       (7,529)          (136)
                                                                                        ----------    -----------
                   Net cash provided by (used in) investing activities                      10,087       (108,619)
                                                                                        ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock for cash, net of issuance costs                                    -          127,186
   Exercise of stock options and warrants                                                    1,183          1,431
   Principal payments for capital lease obligations                                            (19)          (131)
                                                                                        ----------    -----------
                   Net cash provided by financing activities                                 1,164        128,486
                                                                                        ----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                  (200)           (83)
                                                                                        ----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                        (3,642)        15,455

CASH AND CASH EQUIVALENTS, beginning of period                                              18,099         43,477
                                                                                        ----------    -----------
CASH AND CASH EQUIVALENTS, end of period                                                $   14,457    $    58,932
                                                                                        ==========    ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

ILEX ONCOLOGY, INC.
JUNE 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except Share Information, Per Share Information or As Otherwise Indicated) (Unaudited)

1.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying interim consolidated financial statements presented herein include the accounts of ILEX Oncology, Inc., and its subsidiaries (the Company or ILEX). All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, all adjustments that are necessary for a fair presentation of financial position and results of operations have been made.

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

2.   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." This statement, which supersedes Accounting Principals Board Opinion No. 16, "Business Combinations" (APB No. 16) and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," requires that all business combinations be accounted for by the purchase method. Statement 141 also requires that acquired intangible assets should be recognized as assets apart from goodwill if they meet one of two specified criteria. Additionally, the statement adds certain disclosure requirements to those required by APB 16, including disclosure of the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. This statement is required to be applied to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather the Company must make an assessment of impairment by applying a fair-value-based test at least annually. This statement will be effective for fiscal years beginning after December 15, 2001, and the Company will therefore adopt SFAS No. 142 beginning January 1, 2002. Under the provisions of SFAS No. 142, the value of the Company's intangible asset will no longer be subject to amortization but will be reviewed at least annually for impairment. Management anticipates that the adoption of SFAS No. 142 will have an immaterial financial affect on the Company's consolidated financial statements.

3.   MERGERS AND ACQUISITIONS

On February 13, 2001, the Company acquired Symphar S.A., now ILEX Research-Europe, S.A., a drug discovery firm located in Geneva, Switzerland that combines a targeted medicinal chemistry platform with expertise in the biology of nuclear receptors important in controlling such cellular functions as apoptosis, cholesterol synthesis and calcium metabolism. The acquisition has been accounted for using the purchase method of accounting. Under the terms of the agreement, ILEX acquired Symphar for approximately $29 million, including $15 million in cash, of which $5.0 million is escrowed and contingently payable, and 521,121 shares of the Company's common stock. The issued shares are restricted and will be made available for trading as follows: 30 percent 90 days after closing, 40 percent 180 days after closing, and 30 percent 270 days after closing. The value of the common stock issued in connection with this merger was calculated using a fair value of $26.6875 per share. This per share fair value represents the closing price of the Company's stock on the day the merger terms were agreed to and announced.

ILEX ONCOLOGY, INC.
JUNE 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


The purchase price was allocated to the assets purchased, liabilities assumed, intangible assets and in-process research and development expense based upon their respective fair values as follows:

          Current assets                                         $   2,744
          Property                                                     215
          Intangible asset                                             300
          Current liabilities                                         (464)
          In-process research and development                       21,112
                                                                 ---------
                          Total purchase price                   $  23,907
                                                                 =========

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

Additionally, of the $15 million cash payment, the Company placed $4.5 million in escrow as a reserve for possible indemnification against certain future claims. This amount was included in the purchase price allocation and will be released in equal installments of $1.5 million every six months following closing for a period of 18 months provided no claims arise. In addition, $5.0 million of the purchase price is in escrow to be released in the event a legally binding commitment is executed on or before February 14, 2002 with a third party acceptable to ILEX to provide funding of at least $5.0 million for a period of at least one year for certain nononcology indications. Upon the execution of an agreement with a third party, the Company would recognize additional in-process research and development expense for the $5.0 million held in escrow. The $5.0 million escrow balance is included in restricted investments as a current asset.

The Company acquired certain intangible assets including intellectual property in the area of targeted medicinal phosphonate chemistry. Additionally, the Company has recorded an intangible asset in the amount of $300 related to assembled work force that will be amortized over three years. In accordance with purchase accounting, the Company has included the results of operations for Symphar from the date of acquisition.

In connection with the purchase price allocation, $21.1 million was expensed as a charge for the purchase of in-process research and development. The Company allocated values to the in-process research and development based on an in-depth assessment of the research and development projects. The value assigned to these assets was limited to significant research projects for which technological feasibility had not been established, including development, testing and regulatory activities associated with the introduction of Symphar's projected product launches. The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. Due to the complexity of the acquired research and development, the technologies under development could, once completed, only be economically used for their specific and intended purposes in the targeted disease segments. If the Company were to fail in its efforts to commercialize its developmental drug candidates, no alternative economic value is envisioned at this time. Given the very specific nature of the development, it was determined that there were no alternative economic uses for the acquired research and development outside of those originally envisioned by the Company. The assembled work force was valued using the cost approach. Under this approach, the work force is valued by calculating the savings realized by the Company through obtaining a pre-existing, trained and fully efficient operations and administrative team rather than incurring the costs to assemble and train an equivalent work force.

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

ILEX ONCOLOGY, INC.
JUNE 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

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

The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company, its partners and its competitors. Future royalty revenue estimates were aggregated for the APOMINE cancer indications and Lp(a) inhibitor based on management's estimate of the following: (i) addressable number of patients in the US market, (ii) market penetration, (iii) average sales price, (iv) estimate of remaining worldwide market and (v) the Company's projected royalty rate received from its partner. The discount rate selected for the in-process technology was 30 percent for both APOMINE and Lp(a). Due to the aggressive nature of management's forecast and the high level of risk associated with the Company achieving the projected cash flows, the discount rate was calculated using venture capital-type rates of return. The rate was determined based on analysis of three venture capital studies utilizing rates appropriate to start-up type companies.

For the purposes of the independent appraisal, only the economics related to Symphar's lead drug candidates, APOMINE and Lp(a) were considered. It was determined that forecasting cash flows for Symphar's other developmental projects was not feasible at the time of acquisition due to their early stage of development. At the time of acquisition, management estimated that approximately $14 million to $15 million had been spent on APOMINE and Lp(a) to date, and an additional $17 million to $20 million is expected to be incurred to complete clinical testing and gain marketing approval.

APOMINE, targeted at several cancer indications, as well as bone repair and osteoporosis, represented approximately 45 percent of the in-process research and development value. As of the date of the acquisition, the project was expected to be completed and commercially available in the US in 2007 for its first cancer indication, with an estimated cost to complete of approximately $12 million to $14 million. Management believes that the Company may be able to license its product to a major pharmaceutical company or marketing partner and begin receiving upfront licensing, milestone and collaborative research revenue resulting in net cash inflows beginning in 2004. Product launches for additional cancer indications are anticipated between 2008 and 2011. Additionally, the Company is estimating royalty revenue upon the commercialization of the product of approximately 8 percent starting with product launch. As of June 2001, the Company had not abandoned nor had any plans to abandon APOMINE.

Lp(a), an inhibitor that may lead to a reduction in coronary heart disease, represented approximately 55 percent of the in-process research and development value. As of the date of the acquisition, the Lp(a) project was expected to be completed and commercially available in the US in 2007, with an estimated cost to complete of approximately $5 million to $6 million. Management believes that the Company may be able to license its product to a major pharmaceutical company or marketing partner and begin receiving upfront licensing, milestone and collaborative research revenue resulting in net cash inflows beginning in 2005. Additionally, the Company is estimating royalty revenue upon the commercialization of the product of approximately 8 percent starting with product launch. As of June 2001, the Company had not abandoned nor had any plans to abandon Lp(a).

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

ILEX ONCOLOGY, INC.
JUNE 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

The following table reflects unaudited pro forma combined results of operations of ILEX and Symphar as if the acquisition had occurred on January 1, 2001 and 2000. Included in pro forma results are amortization of the intangible asset of $13 for the three and six month periods ended June 30, 2001 and $25 and $50 for the three and six months ended June 30, 2000. Also included in the pro forma results is $21.1 million recorded as in-process research and development for the three and six month period ended June 30, 2001. Such pro forma information is presented for informational purposes only and is not necessarily indicative of the consolidated results that would have been achieved had the acquisition actually been consummated at January 1, 2001 and 2000.

                                                      Three Months Ended         Six Months Ended
                                                           June 30                   June 30
                                                   -----------------------   ---------------------
                                                      2001         2000          2001       2000
                                                   -----------  ----------   ----------   --------
Total Revenue                                        $ 7,011     $ 8,276      $13,702     $15,659
Net Loss                                             (13,281)     (4,572)     (41,744)     (7,933)
Basic and diluted net loss per share                   (.50)       (.18)       (1.58)       (.33)

4.   STOCKHOLDERS' EQUITY

On March 30, 2001, the board of directors of the Company declared a dividend of one Preferred Share purchase right (a Right) for each outstanding share of common stock, par value $.01 per share (the Common Shares), of the Company and authorized the issuance of one Right for each Common Share which shall become outstanding between the Record Date and the earlier of the Distribution Date (as hereinafter defined) or the final expiration date of the Rights. The dividend was payable on April 20, 2001 (the Record Date), to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth interest in one share of Series I Preferred Stock, par value $.01 per share (the Preferred Shares), of the Company at a price of $120.00 per one one-thousandth interest in a Preferred Share (the Purchase Price), subject to adjustment. The Rights will become exercisable ten days after
(i) an Acquiring Party accumulates beneficial ownership of 20 percent or more of the Company's common stock or (ii) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in an Acquiring Party accumulating 20 percent or more of the common stock. In the event the Company is, in effect, acquired in a merger or other business combination transaction or 50 percent or more of its consolidated assets or earning power is sold, proper provision will be made so that each holder of a Right will thereafter generally have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the then current Purchase Price of the Right.

The description and terms of the Rights are set forth in a Rights Agreement (the Rights Agreement) between the Company and American Stock Transfer & Trust Co., as Rights Agent (the Rights Agent). The plan was not adopted in response to any unsolicited offer or takeover attempt. A copy of the Rights Agreement was filed with the Securities and Exchange Commission as an exhibit to a Current Report on Form 8-K dated April 1, 2001.

5.   LOSS PER SHARE

Diluted net loss per share is equal to basic net loss per share, as the effect of all common stock equivalents is antidilutive.

ILEX ONCOLOGY, INC.
JUNE 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

6.   STATEMENTS OF CASH FLOWS

Noncash financing and investing activities for the six months ended June 30, 2001 and 2000, include the following:

                                                             2001          2000
                                                          ----------     -------
Issuance of common stock for acquisition                  $ 13,907       $  -
Assets acquired in acquisition                                 788          -
Liabilities acquired in acquisition                            464          -
Cashless exercise of warrants                                   -           2
Issuance of common stock for Employee Stock
   Purchase Plan                                               259          -
Purchases of equipment under capital lease                      -          466


Supplemental disclosures of cash flow information for the six months ended June 30, 2001 and 2000 include the following:

                                                             2001          2000
                                                          ----------     -------
                   Cash paid  for:
                   Interest                                 $  6         $  5

                   Foreign income taxes                     $  5         $  -

7.   COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. The following table presents the components of the Company's comprehensive loss:

                                                      Three Months Ended         Six Months Ended
                                                           June 30                   June 30
                                                   ------------------------  ----------------------
                                                      2001         2000          2001        2000
                                                   -----------  ----------   ----------   ---------
Net loss                                           $  (13,281)  $  (4,544)   $  (41,731)  $  (7,928)
Other comprehensive loss -
   Currency translation adjustments                      (156)        (58)         (200)        (83)
                                                   ----------   ---------    ----------   ---------
            Comprehensive loss                     $  (13,437)  $  (4,602)   $  (41,931)  $  (8,011)
                                                   ==========   =========    ==========   =========


8.   LICENSING AGREEMENTS

In July 2000, the Company entered into an agreement with Knoll AG (BASF Pharma) for an exclusive, worldwide license of ILX-651, a synthetic pentapeptide analog of dolastatin. As of June 30, 2001, the Company had paid $4.0 million in license fees. During second quarter of 2001, the Company recorded additional license fee expense of $6.0 million, in accordance with the license agreement, that is payable in either cash or unrestricted stock by December 31, 2001. The Company may be required to make future license maintenance fees in either cash or unrestricted stock in accordance with the agreement if certain drug development and time-based milestones are met.

9.   INVESTMENTS IN AND ADVANCES TO JOINT VENTURE

In May 1997, the Company entered into an agreement with LeukoSite, Inc., now Millennium Pharmaceuticals, Inc. (Millennium), for an equally owned joint venture, Millennium & ILEX Partners, L.P. (M&I Partners), to develop Campath. The Company accounts for its investment in M&I Partners using the equity method of accounting.

In August 1999, M&I Partners entered into an agreement which grants Schering AG (Schering) exclusive marketing and distribution rights to Campath in the U.S., Europe and the rest of the world except Japan and East Asia, where ILEX and Millennium have retained rights. The agreement provides that Schering will advance up to $30 million to M&I Partners for the rights to Campath and for the achievement of certain regulatory milestones. Schering shares 33 percent of the development expenses for certain indications. Profits from the sale of Campath in the U.S. are shared equally among

ILEX ONCOLOGY, INC.
JUNE 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

ILEX, Millennium and Schering's U.S. affiliate, Berlex Laboratories, Inc. For sales made outside the U.S., Schering will make royalty payments to M&I Partners approximately equivalent to the rate of profit sharing in the U.S.

The agreement provides for interest bearing (prime rate plus 1 percent) advances to the partnership of up to $30 million in up-front and milestone payments. As of July 31, 2001, M&I Partners received payments totaling $30 million, $25 million of which had been received as of June 30, 2001. The revenues recorded by M&I Partners are based upon the research and development expenses incurred by Millenium and ILEX which, pursuant to the distribution agreement, offset the advance balances due Schering in an amount equal to 110 percent for CLL indications and 77 percent for non-CLL indications. The Company has recorded product development revenue related to the research and development fees in the amount of $.8 million and $.6 million for the three month periods and $1.4 million and $1.6 million for the six month periods ended June 30, 2001 and 2000, respectively. In February 2001, ILEX made a capital contribution to M&I Partners of $3.4 million in cash and development expenses of which $1.6 million was settled as additional capital contributions.

In May 2001, the Company received U.S. regulatory approval for marketing of Campath. Net U.S. sales for the five weeks ended June 30, 2001 were approximately $5.3 million. M&I Partners' share of these net sales, less applicable expenses, is included in M&I Partners' revenue as royalty income.

The following is summarized financial information for M&I Partners:

                     Summarized Income Statement Information

                                                 Three Months Ended         Six Months Ended
                                                      June 30                   June 30
                                              ------------------------   --------------------
                                                 2001         2000          2001       2000
                                              ----------   ----------    ---------   --------
Revenue                                       $  4,060     $  2,223      $  3,751    $  4,408
Operating expenses                               2,652        4,984         4,553       6,951
Operating income (loss)                          1,408       (2,761)         (802)     (2,543)
Net income (loss)                                1,319       (2,901)       (1,003)     (2,822)


                      Summarized Balance Sheet Information

                                               June 30,        December 31,
                                                 2001              2000
                                              ----------       ------------
Assets                                        $    7,137        $    4,755
Liabilities                                       15,240            21,855
                                              ----------        ----------
Partners' equity                              $   (8,103)       $  (17,100)
                                              ==========        ==========

10.  INTEREST INCOME AND OTHER, NET

Included in interest income and other, net, for the three and six months ended June 30, 2001, is $435 related to the accrual of a non-cash loss on the impairment of a held to maturity marketable security.

11.  COMMITMENTS AND CONTINGENCIES

On August 16, 2000, Cytokine Pharmasciences Inc. ("CPI"), successor-in-interest to Cytokine Networks, Inc. ("CNI"), filed a lawsuit against Convergence Pharmaceuticals, Inc. ("Convergence"), a Delaware corporation and wholly owned indirect subsidiary of ILEX, and Glenn Rice, Ph.D. ("Glenn Rice") in the Superior Court Department of Trial Court of the Commonwealth of Massachusetts. The suit alleged that Convergence's predecessor which was merged into Convergence, through Glenn Rice, used intellectual property of CNI and requested unspecified damages and a permanent injunction against Glenn Rice and Convergence from using or disclosing any intellectual property developed in whole or in part by Glenn Rice while he was employed by CNI. The lawsuit claims were settled effective July 2, 2001 and the lawsuit has been dismissed with prejudice. The settlement had an immaterial financial affect on the Company's consolidated financial statements. There is no future impact related to the lawsuit or settlement on the consolidated financial statements of ILEX.

ILEX ONCOLOGY, INC.
JUNE 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

In June 2001, the Company extended an existing guarantee of an obligation of an unaffiliated site management organization. This guarantee expires on June 30, 2002. In June 1999, management determined that they would be required to fund the $750 obligation and accrued this expense accordingly.

12.  SEGMENT REPORTING

The Company has two reportable segments: ILEX Products, Inc. (ILEX Products), and ILEX Oncology Services, Inc. (ILEX Services). ILEX Products develops proprietary compounds for the treatment and prevention of cancer. ILEX Services provides contract research services for the development, manufacturing and regulatory approval of oncology compounds. The Company's reportable segments are strategic business units that are managed separately, as each business requires different technology and marketing strategies. The Company evaluates performance based on the profit or loss from operations before income taxes.

                          Selected Segment Information

                                                       Three Months Ended                       Six Months Ended
                                                         June 30, 2001                           June 30, 2001
                                              ----------------------------------     ------------------------------------
                                              Services     Products       Total      Services    Products        Total
                                              --------     --------    ---------     --------    --------     -----------
Revenue from external customers               $  6,165    $     846    $   7,011     $ 11,793    $   1,526    $    13,319
Intersegment revenue                               444          -            444          850          -              850
                                              --------    ---------    ---------     --------   ----------   ------------
               Total revenue                     6,609          846        7,455       12,643        1,526         14,169

Direct costs                                     3,952        9,265       13,217        8,923       16,790         25,713
Licensing costs                                    -          6,897        6,897          -          8,184          8,184
In-process research and development                -            -            -            -         21,112         21,112
                                              --------    ---------    ---------     --------   ----------   ------------
Segment operating income (loss)                  2,657      (15,316)     (12,659)       3,720      (44,560)       (40,840)

Equity in income (losses) of joint venture         -            660          660          -           (501)          (501)
                                              --------    ---------    ---------     --------   ----------   ------------
Segment net income (loss)                     $  2,657    $ (14,656)   $ (11,999)    $  3,720    $ (45,061)   $   (41,341)
                                              ========    =========    =========     ========    =========    ===========
Segment assets                                                                       $ 11,138    $   5,945    $    17,083
                                                                                     ========    =========
   Corporate assets                                                                                               315,458
   Elimination of intersegment balances                                                                          (139,054)
                                                                                                              -----------
Consolidated total assets                                                                                     $   193,487
                                                                                                              ===========

ILEX ONCOLOGY, INC.
JUNE 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


                                                       Three Months Ended                       Six Months Ended
                                                         June 30, 2000                           June 30, 2000
                                             ------------------------------------    ------------------------------------
                                              Services     Products       Total      Services    Products        Total
                                              --------    ---------    ---------    ---------    ---------    -----------
Revenue from external customers               $  6,908    $     621    $   7,529     $ 12,484    $   1,659    $    14,143
Intersegment revenue                             2,835          -          2,835        5,248          -            5,248
                                              --------    ---------    ---------     --------    ---------    -----------
               Total revenue                     9,743          621       10,364       17,732        1,659         19,391

Direct costs                                     6,998        7,263       14,261       13,273       13,820         27,093
Licensing costs                                    -          1,025        1,025          -          1,050          1,050
In-process research and development                -            -            -            -            -              -
                                              --------    ---------    ---------     --------    ---------    -----------
Segment operating income (loss)                  2,745       (7,667)      (4,922)       4,459      (13,211)        (8,752)

Equity in income (losses) of joint venture         -         (1,450)      (1,450)         -         (1,411)        (1,411)
                                              --------    ---------    ---------     --------    ---------    -----------
Segment net income (loss)                     $  2,745    $  (9,117)   $  (6,372)    $  4,459    $ (14,622)   $   (10,163)
                                              ========    =========    =========     ========    =========    ===========
Segment assets                                                                       $ 17,681    $  (2,319)   $    15,362
                                                                                     ========    ==========
   Corporate assets                                                                                               276,327
   Elimination of intersegment balances                                                                           (66,322)
                                                                                                              -----------
Consolidated total assets                                                                                     $   225,367
                                                                                                              ===========

          Reconciliation of Segment Information to Consolidated Totals

                                                                         Three Months               Six Months
                                                                       Ended June 30              Ended June 30
                                                                    ----------------------    ----------------------
                                                                       2001         2000         2001         2000
                                                                    ---------     --------    ---------    ---------
Research and development costs -
   Reportable products segment direct costs                         $   9,265     $  7,263    $  16,790    $  13,820
   Elimination of intersegment gross profit                              (303)      (1,473)        (406)      (2,716)
                                                                    ---------     --------    ---------    ---------
      Consolidated research and development costs                   $   8,962     $  5,790    $  16,384    $  11,104
                                                                    =========     ========    =========    =========
Direct costs of research services -
   Reportable services segment direct costs                         $   3,952     $  6,998    $   8,923    $  13,273
   Elimination of intersegment expenses                                  (141)      (1,362)        (444)      (2,532)
                                                                    ---------     --------    ---------    ---------
      Consolidated direct costs of research services                $   3,811     $  5,636    $   8,479    $  10,741
                                                                    =========     ========    =========    =========
Operating net loss -
   Reportable segment operating loss                                $ (12,659)    $ (4,922)   $ (40,840)   $  (8,752)
   Corporate general and administrative                                (3,414)      (1,365)      (5,742)      (2,304)
                                                                    ---------     --------    ---------    ---------
      Consolidated operating loss                                   $ (16,073)    $ (6,287)   $ (46,582)   $ (11,056)
                                                                    =========     ========    =========    =========
Net loss -
   Reportable segment net loss                                      $ (11,999)    $ (6,372)   $ (41,341)   $ (10,163)
   Corporate general and administrative                                (3,414)      (1,365)      (5,742)      (2,304)
   Interest income and other, net                                       2,161        3,316        5,381        4,832
   Minority interest in consolidated subsidiary                           -            (75)         -           (150)
   Provision for foreign income taxes                                     (29)         (48)         (29)        (143)
                                                                    ---------     --------    ---------    ---------
      Consolidated net loss                                         $ (13,281)    $ (4,544)   $ (41,731)   $  (7,928)
                                                                    =========     ========    =========    =========

ILEX ONCOLOGY, INC.
JUNE 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


13.  SUBSEQUENT EVENT

In July 2001, the Company entered into an agreement with the Dana-Farber Cancer Institute at Harvard Medical School (DFCI) for an exclusive, worldwide license for patent rights and technology relating to the MUC1 protein, a cytokine-like receptor that is highly overexpressed by most human cancers. The agreement requires the Company to pay approximately $200 in past patent expenses and up to $1.0 million in license fees, payable in a series of payments with the last payment occurring the second quarter of 2003. As of July 31, 2001, the Company expensed approximately $350 in license fees and past patent expenses in accordance with the agreement. The Company may be required to make future payments in accordance with the agreement if certain drug development milestones are met.

ILEX ONCOLOGY, INC.
JUNE 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in Thousands, Except Share Information, Per Share Information or As Otherwise Indicated) (Unaudited)

The following discussion is included to describe the Company's financial position and results of operations for the three and six month periods ended June 30, 2001. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

GENERAL

ILEX is building a leading oncology-focused pharmaceutical company by assembling and developing a portfolio of novel treatments both for advanced stage cancers and for early stage cancers and pre-malignant conditions. We have a portfolio of eight anticancer product candidates in clinical development and several preclinical stage product candidates. We built this portfolio primarily through in-licensing and acquisition. In addition to our clinical development programs, we have established the groundwork for bringing proprietary product candidates into our pipeline by conducting drug discovery research.

We are primarily engaged in the development of novel therapeutics to treat and prevent human cancers. We have historically operated through two subsidiaries:
ILEX Products, Inc., through which we develop our own portfolio of anticancer compounds, and ILEX Oncology Services, Inc., or ILEX Services, which is our full service contract research organization, or CRO. Through ILEX Services we have built our drug development capabilities and developed expertise in managing preclinical research and clinical trials. In February 2001, we announced our intent to focus this expertise on our own proprietary products, including those being jointly developed with strategic partners. As we progress into an oncology-focused pharmaceutical company, we will use the ILEX Services development organization solely for our own product candidates. ILEX will continue to recognize CRO revenue from current client projects, but we do not intend to take on any new significant fee-for-service CRO business, except where we can obtain an ownership interest in the client compounds being developed.

We have incurred losses since inception and had an accumulated deficit through June 30, 2001, of $158.1 million. Our losses have resulted primarily from product development activities, including in-licensing of products for which we incur in-process research and development fees, and related administrative expenses. We expect to continue to incur operating losses for at least the next year. With the exception of Campath, none of our other drug candidates has generated sales revenue. Our revenue for the foreseeable future will be limited to our product development for a joint venture, contract research services revenue, interest income and other miscellaneous income. Our portion of the profit or loss generated by the sale of Campath is reflected in our Consolidated Statements of Operations as equity in income (losses) of joint venture.

We have one marketed product, Campath, which we developed in a partnership with Millennium Pharmaceuticals, Inc. called Millennium & ILEX Partners, L.P., or M&I Partners. In August 1999, M&I Partners granted Schering AG exclusive distribution and marketing rights to Campath in the United States, Europe and the rest of the world, other than Japan and East Asia. Campath was approved for marketing in the United States by the Food and Drug Administration in May 2001. Berlex Laboratories, Inc., the U.S. affiliate of Schering, is marketing Campath in the United States. Sales of Campath began in the United States in May 2001.

The European Commission issued marketing authorization for MabCampathTM, the trade name for Campath in Europe, in July 2001. Under this authorization, M&I Partners has the right to market MabCampath in the 15 member states of the European Union and in two additional countries, Iceland and Norway. Schering began selling MabCampath in Europe in August 2001.

ILEX ONCOLOGY, INC.
JUNE 30, 2001-QUARTERLY REPORT ON FORM 10-Q
-------------------------------------------------------------------------------


Profits from the sale of Campath in the U.S. will be shared equally among ILEX, Millennium and Berlex Laboratories, Inc. (Berlex), the U.S. affiliate of Schering. For sales made outside the U.S., Schering will make royalty payments approximately equivalent to the rate of profit sharing in the U.S. Drug product sales, net of related expenses, for Campath will be recorded as revenue by M&I Partners. ILEX has historically accounted for Campath development activities as follows:

     o ILEX operating revenue includes product development revenue we receive from M&I Partners;

     o ILEX research and development expenses include all of our development costs for Campath, which are largely offset by M&I Partners' revenue we receive, and;

     o M&I Partners income (losses) is reported on the Company's Consolidated Statements of Operations as equity in income (losses) of joint venture.

In July 2001, the Company entered into an agreement with the Dana-Farber Cancer Institute at Harvard Medical School (DFCI) for an exclusive, worldwide license for patent rights and technology relating to the MUC1 protein, a cytokine-like receptor that is highly overexpressed by most human cancers. The agreement requires the Company to pay approximately $200 in past patent expenses and up to $1.0 million in license fees, payable in a series of payments with the last payment occurring the second quarter of 2003. As of July 31, 2001, the Company expensed approximately $350 in license fees and past patent expenses in accordance with the agreement. The Company may be required to make future payments in accordance with the agreement if certain drug development milestones are met.

In July 2000, the Company entered into an agreement with Knoll AG (BASF Pharma) for an exclusive, worldwide license of ILX-651, a synthetic pentapeptide analog of dolastatin. As of June 30, 2001, the Company had paid $4.0 million in license fees. During second quarter of 2001, the Company recorded additional license fee expense of $6.0 million, in accordance with the license agreement, that is payable in either cash or unrestricted stock by December 31, 2001. The Company may be required to make future license maintenance fees in either cash or unrestricted stock in accordance with the agreement if certain drug development and time-based milestones are met.

In March 2001, ILEX entered into a definitive agreement to co-develop clofarabine, a purine nucleoside analog, with Bioenvision Inc. We paid $1.1 million upon execution of the agreement and may be required to make future payments in accordance with the agreement if certain drug development milestones are met. In clinical studies, clofarabine has shown promise as a potential new treatment for patients with hematological malignancies, including acute lymphocytic leukemia (ALL) and acute myelogenous leukemia (AML), and in preclinical studies, for solid tumors. ILEX will take the lead role in developing clofarabine in the U.S. and Canada and will have exclusive manufacturing and marketing rights in exchange for an in-licensing fee, milestone payments and royalties. Bioenvision will retain the lead role in developing the compound in Europe and elsewhere, and will have exclusive manufacturing and marketing rights, and ILEX will have rights to royalties.

In February 2001, the Company acquired Symphar S.A., whose research platform in targeted medicinal chemistry and nuclear receptor biology has led to drug candidates in several therapeutic fields, including bone disease, an important complement to our oncology pipeline. The Symphar acquisition, combined with our preclinical angiogenesis inhibition program in Boston, gives the Company the strong capability to translate early-stage research leads into clinical drug development programs. Under the terms of the agreement, we acquired Symphar for approximately $29 million, including $15 million in cash and 521,121 shares of our common stock. Symphar owns certain intangible assets including intellectual property in the area of targeted medicinal phosphonate chemistry. In connection with the purchase price allocation, $21.1 million was expensed as a charge for the purchase of in-process research and development. Of the $15 million paid in cash, the Company has placed in escrow $4.5 million to provide indemnification against future claims. This amount will be released in equal installments of $1.5 million every six months following closing for a period of 18 months net of any claims that have arisen. In addition, $5.0 million of the purchase price is in escrow to be released in the event a legally binding commitment is executed on or before February 14, 2002 with a third party acceptable to ILEX to provide funding of at least $5.0 million for a period of at least one year for certain nononcology indications. Upon the execution of the agreement with a third party, the Company would recognize in-process research and development expense. The $5.0 million escrow balance is included in restricted investments as a current asset. Additionally, the Company has recorded an intangible asset in the amount of $300,000 related to assembled workforce that is currently being amortized over three years. Upon adoption of the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" beginning January 1, 2002, the cost of the Company's assembled workforce will no longer be subject to amortization but will be reviewed at least annually for impairment. The Company anticipates that the adoption of SFAS No. 142 will have an immaterial financial affect on the Company's consolidated financial statements.

ILEX ONCOLOGY, INC.
JUNE 30, 2001-QUARTERLY REPORT ON FORM 10-Q
-------------------------------------------------------------------------------


Our CRO business generates revenue by performing services for companies within the pharmaceutical and biotechnology industries. The terms of our contracts vary, ranging from several months to five years, or completion of the project, and generally may be terminated upon notice of 60 to 90 days by either party. We recognize revenue with respect to our services either on a percentage-of-completion or fee-for-service basis as work is performed. The CRO business performs all of the development services for ILEX Products; however, our consolidated CRO revenue does not include any amounts related to the services provided to ILEX Products.

RECENT DEVELOPMENTS IN PRODUCT PIPELINE

MARKETED PRODUCT

     CAMPATH:

     o Received U.S. regulatory approval for Campath in May 2001 and launched sales through our marketing partner in late May

     o Received European regulatory approval for marketing MabCampath in July 2001 and expect to launch sales through our marketing partner in August 2001 in certain EU countries

     o Organized the Phase III post-marketing study required as part of the accelerated approval process in the U.S. and Europe


PHASE III DEVELOPMENT PROGRAMS

         EFLORNITHINE:

     o Accrued 85% of patients as of second quarter 2001, with plans to complete enrollment by year end, for a Phase III randomized, placebo controlled trial for the prevention of recurrence of superficial bladder cancer

     o Recommendation from independent Data Safety Monitoring Board that the trial in superficial bladder be continued as the first interim analysis of data indicated no significant difference in safety between the eflornithine arm and the placebo arm

     o Organized a Phase III trial of eflornithine in combination with celecoxib in patients with familial adenomatous polyposis, expected to begin enrollment in September.


PHASE II DEVELOPMENT PROGRAMS

         CLOFARABINE:

     o    Ongoing Phase II trials in patients with acute leukemias and CLL

     o Striving to have pivotal trials underway by year end for highly refractory patients with acute leukemias

         APOMINE:

     o In Phase I studies, shown to be well tolerated at the recommended Phase II dosing schedule, and antitumor activity was noted in several patients with advanced cancer

     o    Ongoing Phase II trial in patients with bone metastasis

     o Finalizing the design of a placebo-controlled Phase II trial in patients with prostate cancer who are receiving hormonal therapy

     o Initiating a Phase II trial in patients with metastatic melanoma in the U.S. and Australia


PHASE I DEVELOPMENT PROGRAMS

     NM-3: Began patient enrollment during second quarter to Phase I trials in the U.S.

     ILX-651: Began patient enrollment during second quarter to Phase I trials in the U.S.

ILEX ONCOLOGY, INC.
JUNE 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

PRECLINICAL PROGRAMS

     ANGIOGENESIS INHIBITORS: Identified for the first time linear short peptide sequences derived from one of the Company's extracellular domain proteins, tumstatin. These peptides account for all of the anti-angiogenesis activity of the full length protein, can be made by conventional peptide synthesis and can be delivered by a wide range of drug delivery systems including oral administration.

     MUC 1: Entered into an agreement with the Dana-Farber Cancer Institute at Harvard Medical School (DFCI) for an exclusive, worldwide license for patent rights and technology relating to the MUC1 protein, a cytokine-like receptor that is highly overexpressed by most human cancers.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001 AND 2000

OPERATING REVENUES

Total revenue decreased to $13.3 million in the first six months of 2001, from $14.1 million in the first six months of 2000. The decrease of $.8 million, or 6%, was primarily due to a $.7 million reduction in CRO revenue. The decrease of 6% in CRO revenues is consistent with our plan to internalize the CRO fee-for-service business.

OPERATING EXPENSES

     Total Operating Expenses. Total operating expenses increased to $38.8 million in the first six months of 2001, excluding in-process research and development expenses totaling $21.1 million, from $25.2 million in 2000. This increase of $13.6 million, or 54%, is primarily due to an increase in licensing costs, largely due to a license fee expense accrual of $6 million for ILX-651 and a payment of $1.1 million to Bioenvision for the U.S. rights to clofarabine. Additionally, research and development costs have risen as more resources are being directed toward the development of our proprietary product candidates.

     Research and Development Costs. Research and development costs increased to $16.4 million in the first six months of 2001, from $11.1 million in 2000. This increase of $5.3 million, or 48%, was due to increased development spending on the Company's product pipeline, particularly for Eflornithine, Elinafide and ILX-651. Additionally, research and development expense increased due to the acquisition of Symphar and the addition of our drug discovery research laboratory in Geneva, Switzerland.

     Licensing Costs. Licensing costs increased to $8.2 million in the first six months of 2001, from $1.1 million in 2000. The primary reason for the increase is a license fee expense accrual of $6.0 million for ILX-651 related to an exclusive, worldwide license from Knoll AG (BASF Pharma) for ILX-651, a synthetic pentapeptide analog of dolastatin. Additionally, a payment of $1.1 million was made to Bioenvision upon execution of an agreement to U.S. rights to clofarabine, a nucleoside analog. The Company may be required to make future payments in accordance with these agreements if certain drug development and time-based milestones are met.

     Direct Cost of Research Services. Direct cost of research services expense decreased to $8.5 million during the first six months of 2001, from $10.7 million in 2000. This decrease of $2.2 million, or 21%, is attributable to the Company's transition out of the fee-for service CRO business. Our CRO operating margin has increased to 28% for the first six months of 2001, as compared to 14% for the same period a year ago. The margin improved due to the successful renegotiation of an existing contract, and because ILEX is no longer incurring business development expenses related to the CRO business.

     General and Administrative Costs. General and administrative costs increased to $5.7 million for the first six months of 2001, compared to $2.3 million for the same period in 2000. This increase of $3.4 million, or 148% is due in part to the transition out of the CRO business, and the corresponding transition of existing internal resources to focus on new business opportunities, build strategic relationships and develop our proprietary products. The costs associated with these management and business development activities were previously included in direct costs of research services and are now reflected in general and administrative expense.

     In-Process Research and Development. In connection with the purchase price allocation for the February 2001 acquisition of Symphar, the Company expensed $21.1 million for the purchase of in-process research and development.

ILEX ONCOLOGY, INC.
JUNE 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


OPERATING LOSS

Excluding in-process research and development expense of $21.1 million incurred in the first quarter of 2001, loss from operations increased to $25.5 million in the first six months of 2001, from $11.1 million in 2000. This increase of $14.4 million, or 130%, is due to an increase in research and development costs and licensing costs, as well as an increase in general and administrative expense, partially offset by the improved profitability of the Company's CRO business.


EQUITY IN INCOME (LOSSES) OF JOINT VENTURE

Equity in income (losses) of Campath joint venture was ($.5) million for the first six months of 2001, compared to ($1.4) million in 2000, a decrease of $.9 million, or 64%. The loss for the first half of 2001 includes pre-commercialization marketing and selling expenses incurred by the Campath joint venture, which are offset by approximately five weeks of Campath sales.

INTEREST INCOME AND OTHER, NET

Interest income and other, net, increased to $5.4 million for the six months ended June 30, 2001, from $4.8 million for the same period a year ago. This increase of $.6 million, or 13%, is attributable to an increase in average cash and investment balances during the first six months of 2001, compared to the same period a year ago.

NET LOSS

Net loss increased $33.8 million in the first six months of 2001, or 428%, to $41.7 million, from $7.9 million in 2000. Net loss per share increased $1.25 per share to $1.59 per share in 2001, from $0.34 per share in 2000. Excluding in-process research and development expense, net loss increased $12.7 million, or 161%, to $20.6 million in the first six months of 2001, from $7.9 million for the same period in 2000, and net loss per share increased $0.45 per share to $0.79 per share, from $.34 per share in 2000.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001 AND 2000

OPERATING REVENUES

Total revenue decreased to $7 million in the second quarter of 2001, from $7.5 million in the second quarter of 2000. The decrease of $.5 million, or 7%, was due to a decrease of $.7 million in CRO revenues and partially offset by an increase of $.2 million in product development revenues. The decrease of $.7 million, or 10%, in CRO revenues to $6.2 million for the quarter in 2001, compared to $6.9 million in the same quarter in 2000, reflects a decrease in the number of active contracts in process with existing clients.

OPERATING EXPENSES

     Total Operating Expenses. Total operating expenses increased to $23.1 million in the second quarter of 2001 from $13.8 million in 2000. This increase of $9.3 million, or 67%, is largely due to a license fee expense accrual of $6 million for ILX-651 and to increased research and development costs. ILEX believes that research and development costs will continue to increase in future periods as the Company evaluates in-licensing opportunities, and expands its preclinical research and clinical trials associated with developing its existing proprietary compounds.

     Research and Development Costs. Research and development costs increased to $9.0 million in the second quarter of 2001, from $5.8 million in 2000. This increase of $3.2 million, or 55%, was due to increased development spending on the Company's product pipeline, particularly for Campath, Eflornithine, Clofarabine and ILX-651.. Additionally, research and development expense increased due to the addition of our drug discovery research laboratory in Geneva, Switzerland.

     Licensing Costs. Licensing costs increased to $6.9 million in the second quarter of 2001, from $1.0 million in 2000. The primary reason for the increase is a license fee expense accrual of $6 million related to an exclusive, worldwide license from Knoll AG (BASF Pharma) for ILX-651, a synthetic pentapeptide analog of dolastatin. The Company may be required to make future payments in accordance with the agreements if certain drug development and time-based milestones are met.

ILEX ONCOLOGY, INC.
JUNE 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


     Direct Cost of Research Services. Direct cost of research services expense decreased to $3.8 million during the second quarter of 2001, from $5.6 million in 2000. This decrease of $1.8 million, or 32%, is attributable to the Company's transition out of the fee-for service CRO business. Our CRO operating margin has increased to 38% for the second quarter of 2001, as compared to 18% for the same period a year ago. The margin improved due to the successful renegotiation of an existing contract and because ILEX is no longer incurring business development expenses related to the CRO business.

     General and Administrative Costs. General and administrative costs increased to $3.4 million for the second quarter of 2001, compared to $1.4 million for the same quarter in 2000. This increase of $2.0 million, or 143% is due in part to the transition out of the CRO business, and the corresponding transition of existing internal resources to focus on new business opportunities, build strategic relationships and develop our proprietary products. The costs associated with these management and business development activities were previously included in direct costs of research services and are now reflected in general and administrative expense.

OPERATING LOSS

Operating loss for the second quarter was $16.1 million, an increase of 156% compared to $6.3 million in the same period a year ago. This increase of $9.8 million is due to an increase in research and development costs and licensing costs, as well as an increase in general and administrative expense, partially offset by the improved profitability of the Company's CRO business.

EQUITY IN INCOME (LOSSES) OF JOINT VENTURE

Equity in income (losses) of Campath joint venture was $.7 million for the second quarter of 2001, compared to ($1.5) million in 2000, a change of $2.2 million, or 147%. The income for the second quarter of 2001 is the result of approximately five weeks of Campath U.S. net sales offset by pre-commercialization marketing and selling expenses incurred by the Campath joint venture.

INTEREST INCOME AND OTHER, NET

Interest income and other income, net, decreased to $2.2 million in 2001, from $3.3 million in 2000. This decrease of $1.1 million, or 33%, is attributable to a decrease in average cash and investment balances during the second quarter of 2001 as compared to the same period a year ago and to the accrual of impairment on a marketable security.

NET LOSS

Net loss increased $8.8 million in the second quarter in 2001, or 196%, to $13.3 million, from $4.5 million in 2000. Net loss per share increased $.32 per share to $.50 per share in 2001, from $.18 per share in 2000.

LIQUIDITY AND CAPITAL RESOURCES

ILEX has historically financed its operations primarily through the sale of its capital stock, through development and licensing fee revenues provided by its collaborative partners and through fee-for-service or participatory revenues pursuant to contracts with its CRO clients.

At June 30, 2001, we had cash, cash equivalents, restricted investments and investments in marketable securities of $176.8 million and working capital of $137.7 million. Cash, cash equivalents, restricted investments and investments in marketable securities decreased $26 million from $202.8 million at December 31, 2000, primarily due to acquisition costs, drug licensing costs and a capital contribution to the Campath joint venture, as well as general operating requirements, including capital purchases. Our cash requirements are expected to continue to increase each year as we expand our activities and operations.

ILEX ONCOLOGY, INC.
JUNE 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


In February 2001, we acquired Symphar for approximately $29 million, including $15 million in cash and 521,121 shares of our common stock. The acquisition agreement specifies that, subject to the viability of performance, we agree to fund a minimum operating and capital budget between $4 million to $5 million annually for each of the next three years. Of the $15 million paid in cash, the Company has placed in escrow $4.5 million to provide indemnification against future claims. This amount will be released in equal installments of $1.5 million every six months following closing for a period of 18 months provided no claims have arisen. In addition, $5.0 million of the purchase price is in escrow to be released in the event a legally binding commitment is executed on or before February 14, 2002 with a third party acceptable to ILEX to provide funding of at least $5.0 million for a period of at least one year for certain nononcology indications. Upon the execution of the agreement with a third party, the Company would recognize in-process research and development expense. The $5.0 million escrow balance is included in restricted investments as a current asset.

We expect our current funds will be adequate to cover all of our obligations for at least the next year. Until our business can generate sufficient levels of cash from product sales, we expect to continue to finance our operations through product development from our joint venture, contract research services revenue, interest income, other miscellaneous income and proceeds from the sale of equity securities.

In connection with research and development efforts, the Company has entered into agreements with certain development partners, which generally expire over several years. The terms of these agreements require that the Company make payments in either cash or stock if certain drug development or time-based milestones are met. Total future commitments under these agreements are approximately $22.1 million through the year 2005.

We plan to continue our policy of investing available funds in government securities and investment-grade, interest-bearing securities, primarily with maturities of one year or less. We do not invest in derivative financial instruments, as defined by SFAS No. 119.

ILEX's future expenditures and capital requirements will depend on numerous factors, including but not limited to, the progress of its research and development programs, the progress of its preclinical and clinical testing, the magnitude and scope of these activities, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in or termination of existing collaborative arrangements, the ability of the Company to establish, maintain and avoid termination of collaborative arrangements and the purchase of capital equipment and acquisitions of compounds, technologies or businesses. As of June 30, 2001, the Company did not have any material commitments for capital expenditures. The Company may never be able to generate product revenue or achieve or sustain profitability. The Company expects its cash, cash equivalents and marketable securities will be adequate to cover all of its obligations for the next year.

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS

This Quarterly Report on Form 10-Q contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because these statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Specifically, factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to: risks associated with preclinical and clinical developments in the biopharmaceutical industry in general and in ILEX's compounds under development in particular; market acceptance of Campath; the potential failure of the Company's compounds under development to prove safe and effective for treatment of disease; uncertainties inherent in the early stage of the Company's compounds under development; failure to successfully implement or complete clinical trials; failure to receive marketing clearance from regulatory agencies for our compounds under development; acquisitions, divestitures, mergers, licenses or strategic initiatives that change the Company's business, structure or projections; the ability of the Company to predict its future expenses and capital needs; the development of competing products; uncertainties related to the Company's dependence on third parties and partners; and those risks described in the Company's Form S-3 filed May 1, 2001, as amended (Commission file #333-59954) and the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and in other filings made by the Company with the SEC. The Company disclaims any obligation to update these forward-looking statements.

ILEX ONCOLOGY, INC.
JUNE 30, 2001-QUARTERLY REPORT ON FORM 10-Q
-------------------------------------------------------------------------------


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

We are exposed to some market risk through interest rates, related to our investment of cash, cash equivalents, restricted investments and investments in marketable securities of $176.8 million at June 30, 2001. These funds are generally invested in highly liquid treasury bills, money market accounts with short-term maturities and corporate bonds. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments. We have not used derivative financial instruments in our investment portfolio.

Our European operations are denominated in local currency. We have unhedged transaction exposures in these currencies which are not considered material. We have not entered into any forward foreign exchange contracts for speculative, trading or other purposes.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On August 16, 2000, Cytokine Pharmasciences Inc. ("CPI"), successor-in-interest to Cytokine Networks, Inc. ("CNI"), filed a lawsuit against Convergence Pharmaceuticals, Inc. ("Convergence"), a Delaware corporation and wholly owned indirect subsidiary of ILEX, and Glenn Rice, Ph.D. ("Glenn Rice") in the Superior Court Department of Trial Court of the Commonwealth of Massachusetts. The suit alleged that Convergence's predecessor which was merged into Convergence, through Glenn Rice, used intellectual property of CNI and requests unspecified damages and a permanent injunction against Glenn Rice and Convergence from using or disclosing any intellectual property developed in whole or in part by Glenn Rice while he was employed by CNI. The lawsuit claims were settled effective July 2, 2001 and the lawsuit has been dismissed with prejudice. There is no future impact related to the lawsuit or settlement on the consolidated financial statements of ILEX.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the Annual Meeting of Stockholders held on May 24, 2001, and received the votes set forth below:

     1. All of the following persons nominated were elected to serve as directors and received the number of votes set forth opposite their respective names:


             Name                           For               Withheld
             ----                           ---              ----------
Richard L. Love                         19,924,406           1,809,054
Gary V. Woods                           21,583,002             150,458
Jeffrey H. Buchalter                    21,586,602             146,858
Joseph S. Bailes, M.D.                  21,586,702             146,758
Jason S. Fisherman, M.D.                21,586,502             146,958
Ruskin C. Norman, M.D.                  21,586,602             146,858
Daniel D. Von Hoff, M.D.                21,586,402             147,058


     2. A proposal to ratify the appointment of Arthur Andersen, LLP as Independent Public Accountants received 21,203,641 votes FOR and 519,242 votes AGAINST, with 10,577 abstentions.

ILEX ONCOLOGY, INC.
JUNE 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             Exhibit
             Number
             -------
              10.1*      Amended and Restated ILEX Oncology, Inc. 1995 Stock Option Plan

              11.1*      Computation of Net Loss Per Share


        (b)  Reports on Form 8-K: None

    *   Filed herewith

ILEX ONCOLOGY, INC.
JUNE 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Antonio, Texas, on August 14, 2001.


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

                                 EXHIBIT INDEX


        (a)  Exhibits

             Exhibit
             Number
             -------
              10.1*      Amended and Restated ILEX Oncology, Inc. 1995 Stock Option Plan

              11.1*      Computation of Net Loss Per Share

    *   Filed herewith