Form 10-Q
period 2001-09-30
ILEX ONCOLOGY INC
filed 2001-11-02
CIK 1001915

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q


      (MARK ONE)
         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001
                                       OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

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


         The number of shares outstanding of the Registrant's common stock as of October 29, 2001, is 26,518,795.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

                                      INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets - September 30, 2001, and December 31, 2000 .....................................   3

         Consolidated Statements of Operations - Three and Nine-Month Periods Ended September 30,
         2001 and 2000 ...............................................................................................   5

         Consolidated Statements of Cash Flows - Nine-Month Periods Ended September 30, 2001 and 2000 ................   6

         Notes to Consolidated Financial Statements ..................................................................   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .......................  16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..................................................  25


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ............................................................................  25

SIGNATURES ...........................................................................................................  25

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Shares and Per Share Amounts)


                                                                                 September 30,  December 31,
                                                                                     2001           2000
                                                                                 -------------  ------------
                                                                                  (Unaudited)
                                        ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ....................................................  $  29,561      $  18,099
   Investments in marketable securities .........................................    112,578        136,913
   Restricted investments .......................................................      6,331          1,635
   Accounts receivable, net of allowance for doubtful accounts of $344 in 2001 and 2000, respectively-
       Billed ...................................................................      4,300          6,155
       Unbilled  ................................................................      1,158          2,186
       Employee .................................................................        145            154
       Other ....................................................................         54            126
   Interest receivable ..........................................................      3,016          4,368
   Prepaid expenses and other ...................................................      1,682            975
                                                                                   ---------      ---------

                              Total current assets ..............................    158,825        170,611
                                                                                   ---------      ---------

NONCURRENT ASSETS:
   Investments in marketable securities .........................................     21,226         42,960
   Restricted investments .......................................................      2,779          3,165
   Investments in and advances to joint venture .................................     (1,458)        (7,104)
   Intangible asset, net of accumulated amortization of $64 in 2001 .............        236             --
   Other assets .................................................................        607            248
                                                                                   ---------      ---------

                              Total noncurrent assets ...........................     23,390         39,269
                                                                                   ---------      ---------

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation of $5,074 and
   $3,763 in 2001 and 2000, respectively ........................................      6,499          6,476
                                                                                   ---------      ---------

                              Total assets ......................................  $ 188,714      $ 216,356
                                                                                   =========      =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Per Share Amounts)


                                                                                        September 30,   December 31,
                                                                                            2001           2000
                                                                                        -------------   ------------
                                                                                         (Unaudited)
                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable-
     Related parties.....................................................................  $      49      $      30
     Other...............................................................................     12,040          6,706
   Accrued subcontractor costs-
     Related parties.....................................................................        456            678
     Other...............................................................................      2,049          2,181
   Accrued liabilities...................................................................      4,790          3,671
   Deferred revenue......................................................................      3,039          4,423
                                                                                           ---------      ---------

           Total current liabilities.....................................................     22,423         17,689
                                                                                           ---------      ---------

DEFERRED INCOME TAXES....................................................................         73             --

LONG-TERM LIABILITIES....................................................................      3,158          2,662
                                                                                           ---------      ---------

                   Total liabilities.....................................................     25,654         20,351
                                                                                           ---------      ---------

COMMITMENTS AND CONTINGENCIES (See Note 11)

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued or
     outstanding ........................................................................         --             --
   Common stock, $0.01 par value; 100,000,000 shares authorized; 26,543,865 and
     25,815,243 shares issued; 26,504,865 and 25,776,243 shares outstanding in 2001
     and 2000, respectively..............................................................        266            258
   Additional paid-in capital............................................................    328,953        312,687
   Accumulated deficit...................................................................   (165,499)      (116,320)
   Accumulated other comprehensive loss..................................................       (143)          (103)
   Less- Treasury stock at cost; 39,000 shares in 2001 and 2000..........................       (517)          (517)
                                                                                           ---------      ---------

           Total stockholders' equity....................................................    163,060        196,005
                                                                                           ---------      ---------

                     Total liabilities and stockholders' equity..........................  $ 188,714      $ 216,356
                                                                                           =========      =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                   (Unaudited)


                                                                   Three Months Ended           Nine Months Ended
                                                                      September 30,                September 30,
                                                                  ----------------------      ----------------------
                                                                    2001          2000          2001          2000
                                                                  --------      --------      --------      --------
REVENUE:
   Product development ........................................   $  1,325      $    851      $  2,851      $  2,510
   Contract research services .................................      4,504         6,565        16,297        19,049
                                                                  --------      --------      --------      --------

                    Total revenue .............................     5,829         7,416        19,148        21,559
                                                                  --------      --------      --------      --------

OPERATING EXPENSES:
   Research and development costs .............................      8,389         6,627        24,771        17,731
   Licensing cost .............................................      1,281         4,193         9,464         5,243
   Direct cost of research services ...........................      3,912         4,638        12,392        15,379
   General and administrative .................................      4,046         1,821         9,789         4,125
   In-process research and development ........................         --            --        21,112            --
                                                                  --------      --------      --------      --------

                    Total operating expenses ..................     17,628        17,279        77,528        42,478
                                                                  --------      --------      --------      --------

OPERATING LOSS ................................................    (11,799)       (9,863)      (58,380)      (20,919)

OTHER INCOME (EXPENSE):
   Equity in income (losses) of joint venture .................      1,940        (2,088)        1,439        (3,499)
   Interest income and other, net .............................      2,415         3,464         7,796         8,296
   Minority interest in consolidated subsidiary ...............         --           (75)           --          (225)
                                                                  --------      --------      --------      --------

LOSS BEFORE INCOME TAXES ......................................     (7,444)       (8,562)      (49,145)      (16,347)

PROVISION FOR FOREIGN INCOME TAXES ............................        (4)            6            (34)         (137)
                                                                  --------      --------      --------      --------

NET LOSS ......................................................   $ (7,448)     $ (8,556)     $(49,179)     $(16,484)
                                                                  ========      ========      ========      ========

BASIC AND DILUTED NET LOSS PER SHARE ..........................   $   (.28)     $   (.34)     $  (1.87)     $   (.69)
                                                                  ========      ========      ========      ========

WEIGHTED-AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING..     26,477        24,914        26,313        23,929
                                                                  ========      ========      ========      ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                    ------------------------
                                                                                       2001           2000
                                                                                    ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss....................................................................      (49,179)       (16,484)
    Adjustments to reconcile net loss to net cash used in operating activities-
       Depreciation and amortization............................................        1,891          1,497
       In-process research and development......................................       21,112             --
       Net activity of joint venture............................................       (2,277)         3,462
       Minority interest........................................................           --            225
       Deferred compensation expense for consultants' options...................           --          1,222
       Non-cash compensation expense............................................          266             16
       Loss on disposal of equipment............................................          150             30
       Loss on investment in marketable securities..............................          435             --
       Changes in operating assets and liabilities-
         Decrease (increase) in receivables, net................................        4,316         (5,247)
         Increase in prepaid expenses and other.................................         (434)          (670)
         Increase in other noncurrent assets....................................         (359)          (192)
         Increase in accounts payable and accrued liabilities...................        6,336          4,625
         (Decrease) increase in accrued subcontractor costs.....................         (354)            53
         (Decrease) increase in deferred revenue................................       (1,384)         3,286
         Increase (decrease) in long-term liabilities...........................          529            (24)
                                                                                    ---------      ---------

                     Net cash used in operating activities......................     (18,952)        (8,201)
                                                                                    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net activity of marketable securities' transactions..........................       45,634       (128,395)
   Net activity in restricted investments.......................................       (4,310)        (3,125)
   Purchase of property and equipment...........................................       (1,842)        (2,832)
   Proceeds from sale of property and equipment.................................           57             --
   Advances to joint venture....................................................       (3,369)            --
   Acquisitions, net of cash acquired...........................................       (7,529)          (136)
                                                                                    ---------      ---------

                     Net cash provided by (used in) investing activities........       28,641       (134,488)
                                                                                    ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock for cash, net of issuance costs.....................           --        127,186
   Exercise of stock options and warrants.......................................        1,842          1,636
   Payment of cash dividends on subsidiary's preferred stock....................           --           (300)
   Principal payments for capital lease obligations.............................          (29)           (15)
                                                                                    ---------      ---------

                     Net cash provided by financing activities..................        1,813        128,507
                                                                                    ---------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS....................          (40)           (81)
                                                                                    ---------      ---------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................    $  11,462      $ (14,263)

CASH AND CASH EQUIVALENTS, beginning of period..................................       18,099         43,477
                                                                                    ---------      ---------

CASH AND CASH EQUIVALENTS, end of period........................................    $  29,561      $  29,214
                                                                                    =========      =========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share Information, Per Share Information or As Otherwise Indicated) (Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying interim consolidated financial statements presented herein include the accounts of ILEX Oncology, Inc., and its subsidiaries (the Company or ILEX). All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, all adjustments that are necessary for a fair presentation of financial position and results of operations consisting of only normal recurring adjustments have been made.

These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." This statement, which supersedes Accounting Principals Board Opinion No. 16, (SFAS No. 141) "Business Combinations" (APB No. 16) and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," requires that all business combinations be accounted for by the purchase method. SFAS No. 141 also requires that acquired intangible assets should be recognized as assets apart from goodwill if they meet one of two specified criteria. Additionally, the statement adds certain disclosure requirements to those required by APB 16, including disclosure of the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. This statement is required to be applied to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather the Company must make an assessment of impairment by applying a fair-value-based test at least annually. This statement will be effective for fiscal years beginning after December 15, 2001, and the Company will therefore adopt SFAS No. 142 beginning January 1, 2002. Under the provisions of SFAS No. 142, the value of the Company's intangible assets will no longer be subject to amortization but will be reviewed at least annually for impairment. Management anticipates that the adoption of SFAS No. 142 will have an immaterial effect on the Company's consolidated financial statements.

3. MERGERS AND ACQUISITIONS

On February 13, 2001, the Company acquired Symphar S.A., a drug discovery firm located in Geneva, Switzerland. The acquisition has been accounted for using the purchase method of accounting. Under the terms of the agreement, ILEX acquired Symphar for approximately $24.0 million, which included cash of $10.0 million, and 521,121 shares of the Company's common stock, the resale of which were registered with the Securities and Exchange Commission on a registration statement on Form S-3 on May 1, 2001. Additionally, if certain criteria are met a $5.0 million cash payment will be made. The issued shares are restricted and will be made available for sale as follows: 30% on May 13, 2001, 40% on August 13, 2001, and 30% on November 13, 2001. The value of the common stock issued in connection with this merger was calculated using a fair value of $26.6875 per share. This per share fair value represents the closing price of the Company's stock on the day the merger was announced.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

The Symphar purchase price was allocated to the assets purchased, liabilities assumed, intangible assets and in-process research and development expense based upon their respective fair values as follows:

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
                                                       =========

The cash portion of the purchase price came from the Company's working capital. The amount paid by the Company was arrived at through negotiations between the Company and the shareholders of Symphar and was based on a variety of factors, including, but not limited to, the prospect for commercializing certain of the assets of Symphar and the nature of the research-based pharmaceutical industry. The new entity now operates under the name ILEX Research-Europe, S.A. Concurrent with the acquisition, ILEX Research-Europe entered into a three-year employment agreement with one of the founders of Symphar. The founder was granted an option to purchase a total of 30,000 shares of the Company's common stock under terms of the 2000 Employee Stock Compensation Plan.

Of the $15.0 million cash payment, the Company placed $4.5 million in escrow as a reserve for possible indemnification against certain future claims. This amount was included in the purchase price allocation and will be released in equal installments of $1.5 million every six months following closing for a period of 18 months provided no claims arise. As of October 31, 2001, $1.5 million has been released from escrow. In addition, $5.0 million of the purchase price has been held as a contingent payment to be released in the event a legally binding commitment is executed by February 14, 2002 with a third party acceptable to ILEX to provide research funding of at least $5.0 million for certain non-oncology indications. Upon the execution of an agreement with a third party, the Company would recognize additional in-process research and development expense for the $5.0 million contingent payment. The $5.0 million balance is included in restricted investments as a current asset.

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

In connection with the purchase price allocation, $21.1 million was expensed as a charge for the purchase of in-process research and development. The Company allocated values to the in-process research and development based on an independent appraisal of the research and development projects. The income approach was the primary technique utilized in valuing the purchased research and development projects. The value assigned to these assets was limited to significant research projects for which technological feasibility had not been established, including development, testing and regulatory activities associated with the introduction of Symphar's projected product launches. The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. Due to the complexity of the acquired research and development, the technologies under development could, once completed, only be economically used for their specific and intended purposes in the targeted disease segments. If the Company were to fail in its efforts to commercialize its developmental drug candidates, no alternative economic value is envisioned at this time. Given the very specific nature of the development, it was determined that there were no alternative economic uses for the acquired research and development outside of those originally envisioned by the Company. The assembled work force was valued using the cost approach. Under this approach, the work force is valued by calculating the savings realized by the Company through obtaining a pre-existing, trained and fully efficient operations and administrative team rather than incurring the costs to assemble and train an equivalent work force.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

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

The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company, and competitors. Future royalty revenue estimates were aggregated for the APOMINE cancer indications and Lp(a) inhibitor based on management's estimate of the following: (i) addressable number of patients in the US market, (ii) market penetration, (iii) average sales price, (iv) estimate of remaining worldwide market and (v) the Company's projected royalty rate received from its partner. The discount rate selected for the in-process technology was 30 percent for both APOMINE and Lp(a). Due to the aggressive nature of management's forecast and the high level of risk associated with the Company achieving the projected cash flows, the discount rate was calculated using venture capital-type rates of return. The rate was determined based on analysis of three venture capital studies utilizing rates appropriate to start-up type companies.

For the purposes of the independent appraisal, only the economics related to Symphar's lead drug candidates, APOMINE and Lp(a) were considered. It was determined that forecasting cash flows for Symphar's other developmental projects was not feasible at the time of acquisition due to their early stage of development. At the time of acquisition, management estimated that approximately $14.0 million to $15.0 million had been spent on APOMINE and Lp(a) to date, and an additional $17.0 million to $20.0 million is expected to be incurred to complete clinical testing and gain marketing approval.

APOMINE, targeted at several cancer indications, as well as bone repair and osteoporosis, represented approximately 45% of the in-process research and development value. As of the date of the acquisition, the project was expected to be completed and commercially available in the U.S. no sooner than 2007 for its first cancer indication, with an estimated cost to complete of approximately $12.0 million to $14.0 million. Management believes that the Company may be able to license APOMINE to a major pharmaceutical company or marketing partner and begin receiving upfront licensing, milestone and collaborative research revenue resulting in net cash inflows beginning in 2004. Product launches for additional cancer indications are anticipated between 2008 and 2011. Additionally, the Company is estimating royalty revenue upon the commercialization of the product of approximately
8% starting with product launch. As of September 2001, the Company had not abandoned nor had any plans to abandon APOMINE.

Lp(a), an inhibitor that may lead to a reduction in coronary heart disease, represented approximately 55% of the in-process research and development value. As of the date of the acquisition, the Lp(a) project was expected to be completed and commercially available in the US no sooner than 2007, with an estimated cost to complete of approximately $5.0 million to $6.0 million. Management believes that the Company may be able to license its product to a major pharmaceutical company or marketing partner and begin receiving upfront licensing, milestone and collaborative research revenue resulting in net cash inflows beginning in 2005. Additionally, the Company is estimating royalty revenue upon the commercialization of the product of approximately 8% starting with product launch. As of September 2001, the Company had no plans to abandon Lp(a).

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

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

The following table reflects unaudited pro forma combined results of operations of ILEX and Symphar as if the acquisition had occurred on January 1, 2001 and 2000. Included in pro forma results are amortization of the intangible asset of $13.0 for the three and nine-month periods ended September 30, 2001 and $25.0 and $75.0 for the three and nine months ended September 30, 2000. Also included in the pro forma results is $21.1 million recorded as in-process research and development for the three and nine-month period ended September 30, 2001. Such pro forma information is presented for informational purposes only and is not necessarily indicative of the consolidated results that would have been achieved had the acquisition actually been consummated at January 1, 2000.

                                           Three Months Ended          Nine Months Ended
                                              September 30                September 30
                                         ----------------------      ----------------------
                                           2001          2000          2001          2000
                                         --------      --------      --------      --------
Total Revenue                            $  5,841      $  8,202      $ 19,543      $ 23,918
Net Loss                                   (7,448)       (8,558)      (49,192)      (16,491)
Basic and diluted net loss per share     $   (.28)     $   (.34)     $  (1.87)     $   (.69)


4. STOCKHOLDERS' EQUITY

In connection with a prior private placement of convertible preferred stock, the Company issued 355,913 warrants in July 1996 for the purchase of common stock at approximately $8.76 per share. The value of the warrants issued were immaterial based on the exercise price of the warrants and the fair value of the Company's common stock on the date the warrants were issued. As such, no amount was attributed to the warrants and all warrants have been exercised.

On March 30, 2001, the Board of Directors of the Company declared a dividend of one Preferred Share purchase right (a Right) for each outstanding share of common stock, par value $.01 per share (the Common Shares), of the Company and authorized the issuance of one Right for each Common Share which shall become outstanding between the Record Date and the earlier of the Distribution Date (as hereinafter defined) or the final expiration date of the Rights. The dividend was payable on April 20, 2001 (the Record Date), to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth interest in one share of Series I Preferred Stock, par value $.01 per share (the Preferred Shares), of the Company at a price of $120.00 per one one-thousandth interest in a Preferred Share (the Purchase Price), subject to adjustment. The Rights will become exercisable ten days after
(i) an Acquiring Party (as defined in the Rights Agreement) accumulates beneficial ownership of 20% or more of the Company's common stock or (ii) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in an Acquiring Party accumulating 20% or more of the common stock. In the event the Company is, in effect, acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power is sold, proper provision will be made so that each holder of a Right will thereafter generally have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the then current Purchase Price of the Right.

The description and terms of the Rights are set forth in a Rights Agreement between the Company and American Stock Transfer & Trust Co., as Rights Agent. The plan was not adopted in response to any unsolicited offer or takeover attempt. A copy of the Rights Agreement was filed with the Securities and Exchange Commission as an exhibit to a Current Report on Form 8-K dated April 1, 2001.


5. LOSS PER SHARE

Diluted net loss per share is equal to basic net loss per share, as the effect of all common stock equivalents is antidilutive.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

6. STATEMENTS OF CASH FLOWS

Non-cash financing and investing activities for the nine months ended September 30, 2001 and 2000, include the following:

                                                          2001        2000
                                                         -------     -------
Issuance of common stock for acquisition                 $13,907     $    --
Assets acquired in acquisition                               788          --
Liabilities acquired in acquisition                          464          --
Cashless exercise of warrants                                 --           2
Issuance of common stock for Employee Stock Purchase
   Plan                                                      259          --
Purchases of equipment under capital lease                    --          57

Supplemental disclosures of cash flow information for the nine months ended September 30, 2001 and 2000 include the following:

                        2001    2000
                        ----    ----
Cash paid  for:
Interest                 $11     $ 1

Foreign income taxes     $93     $98


7. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The following table presents the components of the Company's comprehensive loss:

                                          Three Months Ended           Nine Months Ended
                                             September 30,               September 30,
                                        ----------------------      ----------------------
                                          2001          2000          2001          2000
                                        --------      --------      --------      --------
Net loss                                $ (7,448)     $ (8,556)     $(49,179)     $(16,484)
Other comprehensive loss-
   Currency translation adjustments          160             2           (40)          (81)
                                        --------      --------      --------      --------

            Comprehensive loss          $ (7,288)     $ (8,554)     $(49,139)     $(16,565)
                                        ========      ========      ========      ========

8. LICENSING AGREEMENTS

In July 2000, the Company entered into an agreement with Knoll AG (BASF Pharma) for an exclusive, worldwide license of ILX-651, a synthetic pentapeptide analog of dolastatin. As of September 30, 2001, the Company had paid $4.0 million in license fees. During second quarter of 2001, the Company recorded additional license fee expense of $6.0 million, in accordance with the license agreement, that is payable in either cash or unrestricted stock by December 31, 2001. The Company may be required to pay future license maintenance fees in either cash or unrestricted stock in accordance with the agreement if certain drug development and time-based milestones are met.

In July 2001, the Company entered into an agreement with the Dana-Farber Cancer Institute at Harvard Medical School (DFCI) for an exclusive, worldwide license for patent rights and technology relating to the MUC1 protein. The agreement requires the Company to pay approximately $200 in past patent expenses and up to $1.0 million in license fees, payable in a series of payments with the last payment occurring the second quarter of 2003. As of September 2001, the Company expensed approximately $350 in license fees and past patent expenses in accordance with the agreement. The Company may be required to make future payments in accordance with the agreement if certain drug development milestones are met.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

9. INVESTMENTS IN AND ADVANCES TO CAMPATH PARTNERSHIP

In May 1997, the Company entered into an agreement to develop Campath with Leukosite, Inc., which was subsequently acquired by Millennium Pharmaceuticals, Inc. (Millennium), for an equally owned joint venture, Millennium & ILEX Partners, L.P. (M&I Partners). The Company accounts for its investment in M&I Partners using the equity method of accounting.

In August 1999, M&I Partners entered into an agreement which grants Schering AG (Schering) exclusive marketing and distribution rights to Campath in the U.S., Europe and the rest of the world except Japan and East Asia, where ILEX and Millennium have retained rights. Schering reimburses the partnership for 33% of the development costs for certain indications. Profits from the sale of Campath in the U.S. are shared equally among ILEX, Millennium and Schering's U.S. affiliate, Berlex Laboratories, Inc. For sales made outside the U.S., Schering makes royalty payments to M&I Partners approximately equivalent to the rate of profit sharing in the U.S.

The agreement provides for interest bearing (prime rate plus 1 percent) advances to the partnership of up to $30.0 million in up-front and milestone payments and all of these payments have been received. The revenues recorded by M&I Partners are based upon the research and development expenses incurred by Millennium and ILEX which, pursuant to the distribution agreement, offset the advance balances due Schering in an amount equal to 110% for CLL indications and 77% for non-CLL indications. The Company has recorded product development revenue related to the research and development fees in the amount of $1.3 million and $.8 million for the three-month periods and $2.8 million and $2.4 million for the nine-month periods ended September 30, 2001 and 2000, respectively. In February 2001, ILEX made a capital contribution to M&I Partners of $3.4 million in cash and development expenses of which $1.6 million was recorded as additional capital contributions.

In May 2001, the Company received U.S. regulatory approval for marketing of Campath. The European Commission issued marketing authorization for MabCampath(TM), the trade name for Campath in Europe, in July 2001. Under this authorization, M&I Partners has the right to market MabCampath in the 15 member states of the European Union and in two additional countries, Iceland and Norway. Schering began selling MabCampath in Europe in August 2001. Global net sales through September 30, 2001 were approximately $16.6 million, with $11.2 million occurring in the third quarter of 2001. M&I Partners' share of these net sales, less applicable expenses, is included in M&I Partners' revenue as product royalty revenue.

The following is summarized financial information for M&I Partners:

                     Summarized Income Statement Information

                              Three Months Ended         Nine Months Ended
                                September 30,              September 30,
                            ---------------------      ---------------------
                              2001         2000          2001         2000
                            --------     --------      --------     --------
Revenue                     $  5,971     $  2,530      $ 13,016     $  6,938
Operating expenses             1,963        6,460         9,810       13,411
Operating income (loss)        4,008       (3,930)        3,206       (6,473)
Net income (loss)           $  3,881     $ (4,176)     $  2,878     $ (6,998)

                      Summarized Balance Sheet Information

                   September 30,   December 31,
                       2001          2000
                   -------------   ------------
Assets               $  9,968      $  4,755
Liabilities            14,190        21,855
                     --------      --------

Partners' equity     $ (4,222)     $(17,100)
                     ========      ========

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

10. INTEREST INCOME AND OTHER, NET

Included in interest income and other, net, for the nine months ended September 30, 2001, is $435 related to the accrual of a non-cash loss on the impairment of a held to maturity marketable security.

11.   COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are subject to claims and assessments arising out of the ordinary course of business. The Company is currently aware of a dispute with a collaborator regarding the interpretation of certain contractual provisions included in a research and development agreement. The Company's management does not believe a loss accrual is required, as it believes its interpretation of the disputed provisions is correct. The Company intends to vigorously assert its position in this matter.

In June 2001, the Company extended an existing guarantee of an obligation of an unaffiliated site management organization. This guarantee expires on June 30, 2002. In June 1999, management determined that they would be required to fund the $750 obligation and accrued this expense accordingly.

On August 16, 2000, Cytokine Pharmasciences Inc., filed a lawsuit against Convergence Pharmaceuticals, Inc., a Delaware corporation and wholly owned indirect subsidiary of ILEX, and Glenn Rice, Ph.D. in the Superior Court Department of Trial Court of the Commonwealth of Massachusetts. The lawsuit claims were settled effective July 2, 2001 and the lawsuit has been dismissed with prejudice. The settlement had an immaterial financial effect on the Company's consolidated financial statements. There is no future impact related to the lawsuit or settlement on the consolidated financial statements of ILEX.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

12. SEGMENT REPORTING

The Company has two reportable segments: ILEX Products, Inc., and ILEX Oncology Services, Inc. ILEX Products develops proprietary compounds for the treatment and prevention of cancer. ILEX Services provides contract research services for the development, manufacturing and regulatory approval of oncology compounds. The Company's reportable segments are strategic business units that are managed separately, as each business requires different technology and marketing strategies. The Company evaluates performance based on the profit or loss from operations before income taxes.

                          Selected Segment Information

                                                           Three Months Ended                        Nine Months Ended
                                                           September 30, 2001                       September 30, 2001
                                               ---------------------------------------      --------------------------------------
                                                Services       Products        Total         Services      Products        Total
                                               ---------      ---------      ---------      ---------     ---------      ---------
Revenue from external customers                $   4,504      $   1,325      $   5,829      $  16,297     $   2,851      $  19,148
Intersegment revenue                                 477             --            477          1,327            --          1,327
                                               ---------      ---------      ---------      ---------     ---------      ---------

               Total revenue                       4,981          1,325          6,306         17,624         2,851         20,475

Direct costs                                       4,143          8,635         12,778         13,067        25,423         38,490
Licensing costs                                       --          1,281          1,281             --         9,464          9,464
In-process research and development                   --             --             --             --        21,112         21,112
                                               ---------      ---------      ---------      ---------     ---------      ---------

Segment operating income (loss)                      838         (8,591)        (7,753)         4,557       (53,148)       (48,591)

Equity in income (losses) of joint venture            --          1,940          1,940             --         1,439          1,439
                                               ---------      ---------      ---------      ---------     ---------      ---------

Segment net income (loss)                      $     838      $  (6,651)     $  (5,813)     $   4,557     $ (51,709)     $ (47,152)
                                               =========      =========      =========      =========     =========      =========

Segment assets                                                                              $   9,131      $  6,410      $  15,541
                                                                                            =========      ========
   Corporate assets                                                                                                        315,528
   Elimination of intersegment balances                                                                                   (142,355)
                                                                                                                         ---------

Consolidated total assets                                                                                                $ 188,714
                                                                                                                         =========

                                                          Three Months Ended                        Nine Months Ended
                                                          September 30, 2000                        September 30, 2000
                                               ---------------------------------------      --------------------------------------
                                                Services       Products        Total        Services       Products        Total
                                               ---------      ---------      ---------      ---------     ---------      ---------
Revenue from external customers                $   6,565      $     851      $   7,416      $  19,049     $   2,510      $  21,559
Intersegment revenue                               2,883             --          2,883          8,131            --          8,131
                                               ---------      ---------      ---------      ---------     ---------      ---------

               Total revenue                       9,448            851         10,299         27,180         2,510         29,690

Direct costs                                       6,252          7,896         14,148         19,525        21,716         41,241
Licensing costs                                       --          4,193          5,243          5,243         4,193             --

In-process research and development                   --             --             --             --            --             --
                                               ---------      ---------      ---------      ---------     ---------      ---------

Segment operating income (loss)                    3,196        (11,238)        (8,042)         7,655       (24,449)       (16,794)

Equity in income (losses) of joint venture            --         (2,088)        (2,088)            --        (3,499)        (3,499)
                                               ---------      ---------      ---------      ---------     ---------      ---------

Segment net income (loss)                      $   3,196      $ (13,326)     $ (10,130)     $   7,655     $ (27,948)     $ (20,293)
                                               =========      =========      =========      =========     =========      =========

Segment assets                                                                              $  16,690      $ (4,578)     $  12,122
                                                                                            =========      ========
   Corporate assets                                                                                                        278,878
   Elimination of intersegment balances                                                                                    (70,499)
                                                                                                                         ---------

Consolidated total assets                                                                                                $ 220,491
                                                                                                                         =========

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

          Reconciliation of Segment Information to Consolidated Totals

                                                           Three Months Ended          Nine Months Ended
                                                              September 30                September 30
                                                           2001          2000          2001          2000
                                                         --------      --------      --------      --------
Research and development costs-
   Reportable products segment direct costs              $  8,635      $ 12,089      $ 25,423      $ 26,959
   Elimination of intersegment gross profit                  (246)       (1,269)         (652)       (3,985)
                                                         --------      --------      --------      --------

      Consolidated research and development costs        $  8,389      $ 10,820      $ 24,771      $ 22,974
                                                         ========      ========      ========      ========

Direct costs of research services-
   Reportable services segment direct costs              $  4,143      $  6,252      $ 13,067      $ 19,525
   Elimination of intersegment expenses                      (231)       (1,614)         (675)       (4,146)
                                                         --------      --------      --------      --------

      Consolidated direct costs of research services     $  3,912      $  4,638      $ 12,392      $ 15,379
                                                         ========      ========      ========      ========

Operating net loss-
   Reportable segment operating loss                     $ (7,753)     $ (8,042)     $(48,591)     $(16,794)
   Corporate general and administrative                    (4,046)       (1,821)       (9,789)       (4,125)
                                                         --------      --------      --------      --------

      Consolidated operating loss                        $(11,799)     $ (9,863)     $(58,380)     $(20,919)
                                                         ========      ========      ========      ========

Net loss-
   Reportable segment net loss                           $ (5,813)     $(10,130)     $(47,152)     $(20,293)
   Corporate general and administrative                    (4,046)       (1,821)       (9,789)       (4,125)
   Interest income and other, net                           2,415         3,464         7,796         8,296
   Minority interest in consolidated subsidiary                --           (75)           --          (225)
   Provision for foreign income taxes                          (4)            6           (34)         (137)
                                                         --------      --------      --------      --------

      Consolidated net loss                              $ (7,448)     $ (8,556)     $(49,179)     $(16,484)
                                                         ========      ========      ========      ========

13. SUBSEQUENT EVENTS

In October 2001, ILEX entered into a definitive agreement with Millennium to acquire its partnership interests in the Campath joint venture, M&I Partners. The terms of the agreement include an initial cash payment of $20.0 million and an additional $120.0 million in scheduled payments to Millennium over the next three years, $20.0 million of which may be paid in shares of ILEX common stock. If the Company is unable to obtain equity financing of at least $60.0 million, ILEX has the option to make up to an additional $50.0 million of the scheduled payments with ILEX common stock. In the event sales of Campath in the United States exceed certain sales levels beginning in 2005, Millennium will be entitled to additional payments based on these incremental sales. The transaction, subject to customary closing conditions, is expected to close on or before December 31, 2001.

Additionally, in October 2001, the Company filed a registration statement with the Securities and Exchange Commission relating to a proposed underwritten secondary public offering of 5.0 million shares of its common stock. ILEX also agreed to grant the underwriters of the offering an option to purchase up to an additional 750,000 shares of its common stock for over-allotments, if any. The Company intends to use up to $60.0 million of its existing cash, cash equivalents and marketable securities, together with the net proceeds of the public offering, in the next two years to fund a portion of the acquisition of Millennium's partnership interests in the Campath joint venture. The balance of the proceeds from the offering will be used to expand ILEX's clinical trials and preclinical research; to fund its research and development programs; for the scheduled note payments associated with the acquisition of Millennium's interests in the Campath joint venture; for potential licenses or other acquisitions of complementary technologies or products; for general corporate purposes; and for working capital.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion describes the Company's financial position and results of operations for the three and nine-month periods ended September 30, 2001. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

OUR BUSINESS

We are building a leading oncology-focused pharmaceutical company by developing and commercializing a portfolio of novel treatments for both early and late stage cancers. We are leveraging our core competencies in clinical drug development to identify, develop and commercialize our proprietary product candidate pipeline. Our lead product, Campath, has been approved in the United States and Europe for treating patients with refractory chronic lymphocytic leukemia and is distributed by Schering AG and its U.S. subsidiary, Berlex Laboratories. In addition, we have five oncology product candidates in clinical trials, three others that we are considering for further clinical development as well as several active preclinical programs. To date, we have built this pipeline primarily through the licensing and acquisition of promising drug candidates. In addition to our clinical development programs, we conduct drug discovery research, translational research and preclinical studies in the fields of angiogenesis inhibition, molecular receptor chemistry and targeted medicinal phosphonate chemistry. Campath was developed in a 50/50 partnership with Leukosite Inc. formed in 1997. Millennium Pharmaceuticals acquired Leukosite and Leukosite's interests in the partnership two years later. We will have sole ownership of the joint venture after acquiring Millennium's partnership interests. We are acquiring Millennium's interest because we believe the transaction will have a positive impact on our income statement and will enable us to more effectively develop Campath in other indications such as other leukemias, lymphomas and multiple sclerosis. In addition, we will have the opportunity to enhance commercialization by co-promoting Campath with our development and marketing partner, Schering.

We have incurred losses since inception and had an accumulated deficit through September 30, 2001, of $165.5 million. Our losses have resulted primarily from product development activities, including licensing of products for which we incur in-process research and development fees, and related administrative expenses. We expect to continue to incur operating losses for the foreseeable future. With the exception of Campath, none of our other drug candidates has been approved for sale. Our revenue for the foreseeable future will be limited to our product development for a joint venture, contract research services revenue, interest income and other miscellaneous income. Our portion of the profit or loss generated by the sale of Campath is reflected in our Consolidated Statements of Operations as equity in income (losses) of joint venture. We have historically accounted for Campath development activities as follows:

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

Our CRO business generates revenue by performing services for pharmaceutical and biotechnology companies. The terms of our contracts vary in term from several months to several years, or completion of the project, and generally may be terminated upon notice of 60 to 90 days by either party. We recognize revenue with respect to our services either on a percentage-of-completion or fee-for-service basis as work is performed.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

OUR PRODUCT CANDIDATE PIPELINE

In addition to Campath, our product candidate pipeline includes oncology compounds at various stages of development, with significant therapeutic targets and unique mechanisms of action. The following chart identifies the clinical progress of these product candidates as of September 30, 2001.

                                                                                                 MARKETING RIGHTS
                   PRODUCT                                                                --------------------------------
                  CANDIDATE        TARGET              INDICATION              STATUS     UNITED STATES         OTHER
                -------------   ------------    --------------------------   -----------  -------------      -------------
                Campath         CD52            Chronic lymphocytic
                                                leukemia                     Marketed        Berlex          Schering AG(1)
                                                Other hematologic
                                                indications                  Phase II
                                                Multiple sclerosis           Phase II
                Eflornithine    Ornithine       Superficial bladder cancer   Phase III        ILEX                ILEX
                                Decarboxylase   Familial adenomatous
                                                polyposis                    Phase III
                Clofarex        DNA             Acute leukemia               Phase II        ILEX(2)         Bioenvision(2)
                (Clofarabine)                   Pediatric leukemias          Phase II
                                                Chronic lymphocytic
                                                leukemia                     Phase II
                                                Solid tumors                 Preclinical
                APOMINE         Farnesoid X     Melanoma                     Phase II         ILEX                ILEX
                                receptor        Multiple myeloma             Phase II(3)
                                                Breast cancer                Phase II
                                                Osteoporosis                 Preclinical
                ILX-651         Tubulin         Solid tumors                 Phase I          ILEX                ILEX
                NM-3            VEGF            Solid tumors                 Phase I          ILEX                ILEX

----------

(1) Schering AG holds worldwide rights except in Japan and East Asia which were retained by the partnership.

(2) ILEX holds marketing rights in North America and Bioenvision holds marketing rights in Europe.

(3) Trial scheduled to commence in the first quarter of 2002.

Campath

Campath is a humanized monoclonal antibody that binds to a specific target, CD52, on cell surfaces leading the body's immune system to destroy malignant cells. Campath was launched in May 2001 in the United States and in August 2001 in Europe. Our marketing partner, Schering, reported Campath had generated net sales of approximately $16.6 million through September 30, 2001. Campath is also being evaluated in more than 40 additional oncology trials for the treatment of various lymphatic and hematologic cancers. In addition, we are conducting clinical trials of Campath in autoimmune diseases such as multiple sclerosis.

Eflornithine

Eflornithine is an orally bioavailable compound that has demonstrated the ability to block ornithine decarboxylase, an enzyme that is known to promote carcinogenesis. In Phase II trials eflornithine exhibited the ability to reduce the severity of premalignant lesions and thereby help prevent such lesions from progressing to cancer. In collaboration with the National Cancer Institute, we have initiated a Phase III trial to evaluate eflornithine as a treatment for patients at risk for recurrence of superficial bladder cancer. We expect to complete this trial in late 2003. In addition, we have just initiated a Phase III trial in patients with familial adenomatous polyposis.

Clofarex

Clofarex is a second generation nucleoside analogue that interrupts the metabolism of cancer cells. It is in the same class as fludarabine, cladribine and gemcitabine, all approved oncology drugs. In preclinical studies Clofarex was determined to be more potent than fludarabine and cladribine in colon and kidney tumors and in blood borne cancers. In Phase I trials Clofarex induced complete remissions in some adult and pediatric patients with acute leukemias who had failed conventional treatments. Phase II trials are on-going in patients with various types of leukemia. We plan to pursue pivotal trials in both pediatric and adult patients with leukemia and to develop an oral formulation to treat colon cancer.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

APOMINE

APOMINE is an orally bioavailable bisphosphonate ester that targets the nuclear farnesoid X receptor in order to induce apoptosis selectively in cancer cells. APOMINE was well tolerated in Phase I trials and demonstrated anti-tumor activity in patients with melanoma and ovarian cancer. Phase II trials are currently underway in patients with melanoma and patients with breast cancer. We believe APOMINE may also have applications in certain bone diseases, including osteoporosis.

ILX-651

ILX-651 is a second generation dolastatin pentapeptide that targets tubulin and interrupts cell mitosis with a different mechanism of action than taxanes. In preclinical studies, ILX-651 was determined to have potent anti-tumor activity against a wide range of solid tumor types, including tumors that are resistant to treatment with taxanes. We recently began Phase I trials with this compound.

NM-3

NM-3 is an orally bioavailable inhibitor of vascular endothelial growth factor transcription and other growth factors involved in endothelial cell proliferation. Of all the angiogenic factors that lead to the formation of new blood vessels, vascular endothelial growth factor is considered to be one of the most important. Preclinical studies have determined that NM-3 inhibits growth in a variety of tumor models, both as a stand-alone therapy and as a radiation and chemotherapy sensitizer. We are currently conducting two Phase I trials with this compound.

Drug Discovery and Preclinical Programs

In addition to our product candidates in clinical trials, we have a number of preclinical programs, including angiogenesis inhibitors and signal transduction inhibitors. We have identified a product candidate, Tum 8, which is scheduled to begin clinical trials in 2002. Tum 8 is a synthetic peptide that has potent antiangiogenic activity.

OUR TARGET MARKET

We are currently focused primarily on the oncology market. Cancer encompasses a large number of discrete diseases that afflict many different parts of the human body. The diversity of cancer diseases and their overall prevalence create a large need for new and improved treatments. It is estimated that one in three Americans will be diagnosed with cancer, making it the second leading cause of death in the United States. The worldwide oncology drug market was estimated at $25.0 billion in 2000, representing 10% growth from 1999. We have chosen to focus initially on the oncology market because we believe that oncology clinical trials are often smaller, regulatory approvals can be expedited and favorable pricing and reimbursement terms are often available.

In addition to oncology, we continually evaluate our product candidates for applicability to other disease indications. For example, we believe Campath may prove effective in treating multiple sclerosis and APOMINE may prove effective in treating osteoporosis.

OUR STRATEGY

Our strategic vision is to be a leading oncology pharmaceutical company. We plan to achieve this vision through our aggressive pursuit of commercializing the product candidates in our pipeline. The key elements of our strategy to accomplish this objective are to:

    o Establish Campath as an effective treatment for hematologic malignancies and autoimmune diseases. By broadening the approved label indications, we can greatly increase our target markets for Campath. Together with Schering we are sponsoring more than 40 post-marketing trials to evaluate Campath in these other indications.

    o Build a diversified pipeline of product candidates. We are developing a broad pipeline of product candidates that are in various stages of clinical and preclinical development. We believe this strategy increases the likelihood that we will successfully develop commercially-viable pharmaceutical products. Our approach is intended to reduce our exposure to the impact of any single product failure and increase our flexibility to eliminate programs we deem less promising.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


    o License or otherwise acquire complementary products or technologies. In addition to our internal drug discovery efforts, we plan to continue expanding our product candidate pipeline by identifying and evaluating potential products and technologies developed by third parties that we believe fit within our overall pipeline strategy. For example, since 1999 we have acquired Convergence Pharmaceuticals and Symphar. These acquisitions continue to add valuable product candidates to our pipeline.

    o Retain greater U.S. commercialization rights. We intend to continue to retain the rights to commercialize our product candidates in the United States and to establish commercial arrangements with other companies outside the United States.

    o Leverage our core development capabilities. We believe that by leveraging the expertise we have acquired conducting clinical trials, our networks of clinical investigators and our regulatory expertise we can better identify innovative drug candidates and design clinical trials aimed at obtaining expedited marketing approval.

OUR INTELLECTUAL PROPERTY

Patents and other proprietary rights are vital to our business. Our policy is to seek appropriate patent protection both in the United States and abroad for our proprietary technologies. In addition to seeking our own patents, we enter into license agreements with various pharmaceutical companies and research, educational and governmental institutions to obtain patent rights from them to develop and potentially sell products which use the compounds and technologies protected by those patents.

Campath is protected by composition of matter patents issued in the United States, Europe, Australia, Canada and New Zealand, which expire between 2009 and 2015, with the U.S. patent expiring in 2015. Patent applications for Campath are pending in Denmark, Japan and South Africa. The European patent for Campath was issued in February 1989 and the United States patent in December 1998. We both own and have licensed United States issued patents on the formulation and/or use of eflornithine that expire between 2008 and 2017. In addition, we have filed or have rights to license patent applications for the use of eflornithine alone and in combination with other drugs to treat and to prevent various cancers. APOMINE is covered by issued composition of matter and method of use patents.

Additionally, we have a worldwide license for ILX-651, including composition of matter patent coverage, which is filed in over 40 countries, including a United States patent expiring at the end of 2015. Clofarex has worldwide patent protection, including both composition of matter and cancer treatment method coverage, expiring between 2008 and 2014 in the United States.

In addition to the 40 United States patents and approximately 290 foreign patents we have licensed from others, we own approximately 15 issued patents in the United States and approximately 40 issued foreign patents. We also have approximately 10 pending patent applications in the United States and approximately 50 foreign applications and we have licensed from others the rights to approximately 20 United States pending patent applications and approximately 190 foreign pending patent applications.

OUR PEOPLE

As a leading drug development organization, we have demonstrated our ability to achieve aggressive development milestones, as well as meet regulatory requirements in both the United States and Europe. We have approximately 345 employees, primarily conducting drug discovery, preclinical research and clinical drug development. We have approximately 55 scientists in Boston, Massachusetts and Geneva, Switzerland focused on angiogenesis, molecular receptor chemistry and other innovative technologies targeted at cancer.

Our drug development organization is comprised of approximately 220 people located principally in San Antonio, Texas, Annapolis, Maryland and near London, England. Of the approximately 275 employees conducting research and development, 45 have doctorate degrees.

Our experienced management team has extensive pharmaceutical expertise and is focused on the short- and long-term success of ILEX. We also enjoy access to an extensive worldwide network of oncology thought leaders and scientific advisors.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

RECENT DEVELOPMENTS

Campath was developed in a 50/50 partnership with Leukosite formed in 1997. Millennium acquired Leukosite and Leukosite's interests in the Campath joint venture two years later. ILEX has served as a general partner of the partnership since its inception through a company equally owned originally with Leukosite and then Millennium. On behalf of the partnership, we conducted the clinical trials on Campath and had the key role in obtaining regulatory approval of Campath in the United States and Europe. In October 2001, we entered into a definitive agreement to give us sole ownership of the partnership by acquiring Millennium's partnership interests in the Campath joint venture. The terms of the agreement include an initial cash payment of $20.0 million and an additional $120.0 million in scheduled payments over the next three years, $20.0 million of which may be paid in shares of our common stock. In addition, in the event sales of Campath in the United States exceed certain sales levels beginning in 2005, Millennium will be entitled to additional payments based on these incremental sales. The transaction which is subject to customary closing conditions, is expected to close this year.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

OPERATING REVENUES

Total revenue decreased to $19.1 million in the first nine months of 2001, from $21.6 million in the first nine months of 2000. The decrease of $2.5 million, or 12%, was primarily due to a $2.8 million reduction in CRO revenue. The decrease of 14% in CRO revenues is consistent with our plan to internalize the CRO fee-for-service business and focus our efforts on our own product candidate pipeline.

OPERATING EXPENSES

         Total Operating Expenses. Total operating expenses increased to $56.4 million in the first nine months of 2001, excluding in-process research and development expenses totaling $21.1 million, from $42.5 million in 2000. This increase of $13.9 million, or 33%, was due to increased costs for development as more resources were directed to our own proprietary product candidates. Additionally, in the first nine months of 2001, we expensed approximately $9.5 million for license and patent costs, largely comprised of $6.3 million for ILX-651 and $1.1 million for Clofarex.

         Research and Development Costs. Research and development costs increased to $24.8 million in the first nine months of 2001, from $17.7 million in 2000. This increase of $7.1 million, or 40%, was due to increased development spending on our product candidates, particularly for Clofarex, Eflornithine, and ILX-651, and approximately $430,000 for various research grants. Additionally, research and development costs increased due to the acquisition of Symphar and the addition of our drug discovery research laboratory in Geneva, Switzerland.

         Licensing Costs. Licensing costs increased to $9.5 million in the first nine months of 2001, from $5.2 million in 2000. The primary reason for the 83% increase was a license fee expense accrual of $6.2 million for ILX-651 related to an exclusive, worldwide license from Knoll AG (BASF Pharma) for ILX-651, a synthetic pentapeptide analog of dolastatin. A payment of $1.1 million was made to Bioenvision upon our execution of a license agreement to acquire U.S. rights to Clofarex, a nucleoside analog. We may be required to make future payments in accordance with these agreements if certain drug development and time-based milestones are met.

          Direct Cost of Research Services. Direct cost of research services expense decreased to $12.4 million during the first nine months of 2001, from $15.4 million in 2000. This decrease of $3.0 million, or 19%, was attributable to our transition out of the fee-for service CRO business. Our CRO operating margin has increased to 24% for the first nine months of 2001, as compared to 19% for the same period a year ago. This margin improved due to the successful renegotiation of an existing contract, and because we are no longer incurring business development expenses related to our CRO business.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

         General and Administrative costs. General and administrative costs increased to $9.8 million for the first nine months of 2001, from $4.1 million for the same period in 2000. This increase of $5.7 million, or 139%, was due in part to our transition out of the fee-for-service CRO business, and the corresponding transition of our internal resources to focus on new business opportunities, build strategic relationships and develop our proprietary product candidates. The costs associated with these management and business development activities were previously included in direct costs of research services and are now reflected in general and administrative costs. Additionally, we incurred $1.3 million in professional and legal fees, recorded a reserve of $750,000 for office space that is no longer being utilized and, incurred a non-cash compensation charge for an employee incentive program.

         In-Process Research and Development. In connection with the February 2001 acquisition of Symphar, we expensed $21.1 million for the purchase of in-process research and development.

OPERATING LOSS

Excluding in-process research and development expense of $21.1 million incurred in the first quarter of 2001, loss from operations increased to $37.3 million in the first nine months of 2001 from $20.9 million for the corresponding period in 2000. This increase of $16.4 million, or 78%, was due to an increase in research and development costs and licensing costs, as well as an increase in general and administrative expense, partially offset by the profitability of our CRO business.

EQUITY IN INCOME (LOSSES) OF JOINT VENTURE

Equity in income (losses) of Campath joint venture was income of $1.4 million for the first nine months of 2001, compared to a loss of $3.5 million in 2000, an improvement of $4.9 million. The income for the first nine months of 2001 includes pre-commercialization marketing and selling expenses incurred by the Campath joint venture, which are offset by the joint venture's portion of global net earnings through September 2001. Global net sales, as reported by Schering AG, totaled approximately $16.6 million through September 30, 2001.

INTEREST INCOME AND OTHER, NET

Interest income and other, net, decreased to $7.8 million for the nine months ended September 30, 2001 from $8.3 million for the same period in 2000. This decrease of $500,000, or 6%, was attributable to an accrual of $435,000 related to a non-cash loss on the impairment of a held-to-maturity marketable security. Additionally, the Company's average cash and investment balances have decreased compared to the same period of last year.

NET LOSS

Net loss increased $32.7 million in the first nine months of 2001, or 198%, to $49.2 million, from $16.5 million in 2000. Net loss per share increased $1.18 per share to $1.87 per share in 2001 from $0.69 per share in 2000. Excluding in-process research and development expense, net loss increased $11.6 million, or 70%, to $28.1 million in the first nine months of 2001, from $16.5 million for the same period in 2000, and net loss per share increased $.38 per share, to $1.07 per share, from $.69 per share in 2000.


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

OPERATING REVENUES

Total revenue decreased to $5.8 million in the third quarter of 2001 from $7.4 million in the third quarter of 2000. The decrease of $ 1.6 million, or 22%, was due to a decrease of $2.1 million in CRO revenues partially offset by an increase of $500,000 in product development revenues. The decrease of $2.1 million, or 32%, in CRO revenues to $4.5 million for the third quarter in 2001 from $6.6 million in the same quarter in 2000 reflects a decrease in the number of active contracts with clients due to our transition out of the fee-for-service CRO business.

OPERATING EXPENSES

         Total Operating Expenses. Total operating expenses increased to $17.6 million in the third quarter of 2001 from $17.3 million in the same period of 2000. This increase of $300,000, or 2%, was comprised of increased research and development costs and general and administrative costs in the third quarter of 2001 compared to the same period in 2000 offset by lower third quarter license fees in 2001 as compared to the third quarter of 2000.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

         Research and Development Costs. Research and development costs increased to $8.4 million in the third quarter of 2001 from $6.6 million in 2000. This increase of $1.8 million, or 27%, was due to increased development spending on our proprietary product candidate pipeline, particularly for Campath, Eflornithine, Clofarex and ILX-651. Additionally, research and development costs increased due to the addition of our drug discovery research laboratory in Geneva, Switzerland.

         Licensing Costs. Licensing costs were $1.3 million in the third quarter of 2001, compared to $4.2 million in the third quarter of 2000. The primary reason for the decrease is that this year's costs do not include a $3 million milestone payment to Knoll AG (BASF Pharma).

         Direct Costs of Research Services. Direct cost of research services expense decreased $700,000, or 15%, from $4.6 million in the third quarter of 2000 to $3.9 million during the third quarter of 2001. Our CRO operating margin decreased to 13% for the third quarter of 2001, as compared to 29% for the same period in 2000 due to timing of revenue recognition related to the finalization of certain client change orders.

         General and Administrative Costs. General and administrative costs increased to $4 million for the third quarter of 2001 from $1.8 million for the same quarter in 2000. This increase of $2.2 million, or 122%, was due in part to our transition out of the fee-for-service CRO business, and the corresponding transition of our internal resources to focus on new business opportunities, build strategic relationships and develop our proprietary product candidates. The costs associated with these management and business development activities were previously included in direct costs of research services and are now reflected in general and administrative costs. Additionally, we recorded a reserve of $750,000 for office space that is no longer being utilized, and incurred a non-cash compensation charge for an employee incentive program.

OPERATING LOSS

Operating loss for the third quarter 2001 was $11.8 million, an increase of 19% from $9.9 million in the same period in 2000. This increase of $1.9 million was due to an increase in research and development costs and an increase in general and administrative expenses, as well as a decrease in CRO revenue due to our transition out of the fee-for-service CRO business.

EQUITY IN INCOME (LOSSES) OF JOINT VENTURE

Equity in income (losses) of joint venture was $1.9 million for the third quarter of 2001, compared to a loss of $2.1 million in 2000, an increase of $4.0 million. The income for the third quarter of 2001 was driven by the joint venture's portion of the net earnings from global net sales of Campath reported by Schering AG as $11.2 million.

INTEREST INCOME AND OTHER, NET

Interest income and other income, net, decreased to $2.4 million in 2001 from $3.5 million in 2000. This decrease of $1.1 million, or 31%, was attributable to a decrease in average cash and investment balances during the third quarter of 2001 as compared to the same period a year ago.

NET LOSS

Net loss decreased $1.2 million in the third quarter in 2001, or 14%, to $7.4 million from $8.6 million in the same time period in 2000. Net loss per share decreased $.06 per share to $.28 per share in 2001 from $.34 per share in 2000.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations primarily through the sale of our capital stock, through development and licensing fee revenues and through fee-for-service or participatory revenues pursuant to contracts with our CRO clients.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

At September 30, 2001, we had cash, cash equivalents, restricted investments and investments in marketable securities of $172.5 million and working capital of $136.4 million. Cash, cash equivalents, restricted investments and investments in marketable securities decreased $30.3 million from $202.8 million at December 31, 2000, primarily due to acquisition costs, licensing costs and a capital contribution to the Campath joint venture, as well as general operating requirements, including capital purchases. Our cash requirements are expected to continue to increase each year as we expand our activities and operations. In February 2001, we acquired Symphar for approximately $24.0 million, including $10.0 million in cash and 521,121 shares of our common stock. The acquisition agreement specifies that, subject to the viability of performance, we will fund a minimum operating and capital budget between $4.0 million to $5.0 million annually for each of the next three years. Of the $10.0 million paid in cash, the Company has placed in escrow $4.5 million to provide indemnification against future claims. This amount will be released in equal installments of $1.5 million every six months following closing for a period of 18 months provided no claims have arisen. As of October 31, 2001, no claims have been asserted, and $1.5 million has been released from escrow. In addition, a $5.0 million contingent payment will be made in the event a legally binding commitment is executed on or before February 14, 2002 with a third party acceptable to ILEX to provide research funding of at least $5.0 million for certain nononcology indications. Upon the execution of the agreement with a third party, the Company will recognize in-process research and development expense. The $5.0 million is included in restricted investments as a current asset.

We expect our current funds will be adequate to cover all of our obligations for at least the next 12 months. Until our business can generate sufficient levels of cash from product sales, we expect to continue to finance our operations through product development revenue from our joint venture, CRO revenue, interest income, other miscellaneous income and proceeds from the sale of equity securities.

In connection with research and development efforts, we have entered into agreements with certain development partners which generally expire over several years. The terms of these agreements require that we make payments if certain drug development or time-based milestones are met. Total future commitments under these agreements are approximately $24.7 million through the year 2005.

We plan to continue our policy of investing available funds in interest-bearing securities, primarily with maturities of one year or less. We do not invest in derivative financial instruments, as defined by SFAS No. 119.

Our future expenditures and capital requirements will depend on numerous factors, including but not limited to, the progress of our research and development programs, the progress of our preclinical and clinical testing, the magnitude and scope of these activities, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in or termination of existing collaborative arrangements, the ability of the Company to establish, maintain and avoid termination of collaborative arrangements and the purchase of capital equipment and acquisitions of technologies or products. As of October 31, 2001, we did not have any material commitments for capital expenditures other than our agreement to acquire Millennium's partnership interest in our Campath joint venture. We may never be able to generate significant product revenue or achieve or sustain profitability.

In October 2001, we entered into a definitive agreement with Millennium to acquire its partnership interests in our Campath joint venture, M&I Partners. The terms of the agreement include an initial cash payment of $20.0 million and an additional $120.0 million in scheduled payments to Millennium over the next three years, $20.0 million of which may be paid in shares of our common stock. If we are unable to obtain equity financing of at least $60.0 million we have the option to make up to an additional $50.0 million of the future payments with our common stock. In the event sales of Campath in the United States exceed certain sales levels beginning in 2005, Millennium will be entitled to additional payments based on these incremental sales. The transaction, which is subject to customary closing conditions, is expected to close on or before December 31, 2001.

Additionally, in October 2001 we filed a registration statement with the Securities and Exchange Commission relating to a proposed underwritten secondary public offering of 5.0 million shares of our common stock. We have also agreed to grant the underwriters an option to purchase up to an additional 750,000 shares for over-allotments, if any. We intend to use up to $60 million of our existing cash, cash equivalents and marketable securities or the net proceeds of this offering in the next two years to fund a portion of the acquisition of Millennium's partnership interests in the Campath joint venture. The balance of the proceeds from the offering will be used to expand our clinical trials and preclinical research; to fund our research

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

and development programs; for the note payments associated with our acquisition of Millennium's interests in the Campath joint venture; for potential licenses or other acquisitions of complementary technologies or products; for general corporate purposes; and for working capital.

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS

This Quarterly Report on Form 10-Q contains certain "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because these statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Specifically, factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to: risks associated with preclinical and clinical developments in the biopharmaceutical industry in general and in ILEX's compounds under development in particular; market acceptance of Campath; our ability to close the acquisition of Millennium's partnership interests in the Campath joint venture; our ability to complete the proposed public offering; the potential failure of our compounds under development to prove safe and effective for treatment of disease; uncertainties inherent in the early stage of the Company's compounds under development; failure to successfully implement or complete clinical trials; failure to receive marketing clearance from regulatory agencies for our compounds under development; acquisitions, divestitures, mergers, licenses or strategic initiatives that change our business, structure or projections; our ability to predict future expenses and capital needs; the development of competing products; uncertainties related to our dependence on third parties and partners; and those risks described in our Form S-3 filed October 29, 2001, as amended (Commission file #333-72396) and our Annual Report on Form 10-K for the year ended December 31, 2000, and in our other filings made with the SEC. We disclaim any obligation to update these forward-looking statements.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

We are exposed to some market risk through interest rates, related to our investment of cash, cash equivalents, restricted investments and investments in marketable securities of $172.5 million at September 30, 2001. These funds are generally invested in interest-bearing securities, primarily with maturities of one year or less. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments. We have not used derivative financial instruments in our investment portfolio.

Our European operations are denominated in local currency. We have unhedged transaction exposures in these currencies which are not considered material. We have not entered into any forward foreign exchange contracts for speculative, trading or other purposes.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

              Exhibit
              Number

              10.1* Purchase and Sale Agreement dated October 29, 2001 by and among ILEX Oncology, Inc., ILEX Acquisitions, Inc., Millennium Pharmaceuticals, Inc, and mHoldings Trust

              11.1*        Computation of Net Loss Per Share

(b)      Reports on Form 8-K - none

*        Filed herewith

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2001-QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Antonio, Texas, on November 1, 2001.


                                      ILEX ONCOLOGY, INC.


                                 By:  /s/  RICHARD L. LOVE
                                      ------------------------------------------
                                      Richard L. Love
                                      Chief Executive Officer
                                      (Principal Executive Officer)


                                 By:  /S/ GREGORY L. WEAVER
                                      ------------------------------------------
                                      Gregory L. Weaver
                                      Vice President and Chief Financial Officer
                                      (Chief Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION
------                      -----------
 10.1*                      Purchase and Sale Agreement dated October 29, 2001
                            by and among ILEX Oncology, Inc., ILEX Acquisitions,
                            Inc., Millennium Pharmaceuticals, Inc, and mHoldings
                            Trust

 11.1*                      Computation of Net Loss Per Share

*  Filed herewith