Form 10-K
period 2001-12-31
ILEX ONCOLOGY INC
filed 2002-03-14
CIK 1001915

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
      (MARK ONE)
          X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from. . . . . . to. . . . . .

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
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X  NO    .
                                              ---    ---

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY
AMENDMENT TO THIS FORM 10-K.    .
                             ---

         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF FEBRUARY 28, 2002 IS 32,374,311.

         THE AGGREGATE MARKET VALUE OF THE STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF FEBRUARY 28, 2002 WAS APPROXIMATELY $421 MILLION.

                      DOCUMENTS INCORPORATED BY REFERENCE

         PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE REGISTRANT'S 2002 ANNUAL MEETING OF STOCKHOLDERS, TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION NOT LATER THAN APRIL 30, 2002, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

This Annual Report on Form 10-K contains certain forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words anticipate, believe, estimate, expect and intend and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, risks associated with preclinical and clinical developments in the biopharmaceutical industry in general and in ILEX's compounds under development in particular; the potential failure of the Company's compounds under development to prove safe and effective for treatment of disease; uncertainties inherent in the early stage of the Company's compounds under development; failure to successfully implement or complete clinical trials; failure to receive market clearance from regulatory agencies for our compounds under development; management's ability to implement strategic initiatives; the ability of the Company to predict its future expenses and capital needs; the development of competing products; the ability of the Company to combine its disparate research capabilities and translate them into clinical drug development programs; uncertainties related to the Company's dependence on and relationships with third parties and partners; general economic and market conditions; risks inherent in the biopharmaceutical industry; stock price volatility; variability of license, royalty and other revenue; risks related to the outcome of litigation and claims made against us; risks related to the market acceptance of CAMPATH; uncertainties related to protection of our intellectual property; rapid technological change could render our technologies obsolete; one-time events and those risks described herein, in the Company's Form S-3 filed November 15, 2001, as amended (Commission file #333-72396) and in other filings made by the Company with the SEC. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

         In this Annual Report on Form 10-K, "ILEX," the "Company," "we," "our" or "us" refer to ILEX Oncology, Inc. and its wholly owned subsidiaries, "common stock" refers to ILEX's common stock, par value $0.01 per share.

                                     PART I.

ITEM 1. BUSINESS

SUMMARY

We are building a product-driven oncology-focused pharmaceutical company by developing and commercializing a portfolio of novel treatments for both early and late stage cancers. We are leveraging our core competencies in clinical drug development to identify, develop and commercialize our proprietary product candidates. Our lead product, CAMPATH, has been approved in the United States and Europe for treating patients with refractory chronic lymphocytic leukemia and is distributed by Schering AG (Schering) and its U.S. subsidiary, Berlex Laboratories, Inc. (Berlex). In addition, we have five oncology product candidates in clinical trials, three others that we are considering for further clinical development, as well as several active preclinical programs. To date, we have built this pipeline primarily through the licensing and acquisition of promising drug candidates. In addition to our clinical development programs, we conduct drug discovery research, translational research and preclinical studies in the fields of angiogenesis inhibition, signal transduction, molecular receptor chemistry and targeted medicinal phosphonate chemistry. CAMPATH was developed in a 50/50 partnership with Leukosite Inc. (Leukosite), formed in 1997. Millennium Pharmaceuticals, Inc. (Millennium) acquired Leukosite and Leukosite's interests in the Partnership two years later. In December 2001, we acquired Millennium's equity interest in ILEX Pharmaceuticals, L.P. (formerly known as Millennium & ILEX Partners, L.P. (the Partnership). We acquired Millennium's interest because we believe the transaction will have a positive impact on our income statement and will enable us to more effectively develop CAMPATH in possible indications such as other leukemias, lymphomas and multiple sclerosis. In addition, we will have the opportunity to enhance commercialization by co-promoting CAMPATH in the U.S. with our development and marketing partner, Berlex.

We have incurred losses since inception and had an accumulated deficit through December 31, 2001, of $237.3 million. Our losses have resulted primarily from product development activities, including licensing of products and product and corporate acquisitions for which we incur in-process research and development expenses, and related administrative expenses. We expect to continue to incur operating losses for the foreseeable future. With the exception of CAMPATH, none of our other drug candidates has been approved for sale. Our revenue for the foreseeable future will be limited to our product development for CAMPATH, contract research services (CRO) revenue, interest income and other miscellaneous income. Our portion of the profit or loss generated by the sale of CAMPATH is reflected in our Consolidated Statements of Operations as equity in income (losses) of research and development partnership. We have historically accounted for CAMPATH development activities as follows:

     o ILEX operating revenue included product development revenue we receive from the Partnership;

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


     o ILEX research and development expenses include all of our development costs for CAMPATH, which are largely offset by the Partnership's revenue we receive, and;

     o The Partnership's income (losses) is reported on our Consolidated Statements of Operations as equity in income (losses) of research and development partnerships.


Our CRO business generates revenue by performing services for pharmaceutical and biotechnology companies. The terms of our contracts vary in term from several months to several years, or completion of the project, and generally may be terminated upon notice of 60 to 90 days by either party. We recognize revenue with respect to our services either on a percentage-of-completion or fee-for-service basis as work is performed. In February 2001, ILEX announced its intent to focus its in-house drug development capabilities on its own proprietary products, including those being jointly developed with partners. As a result, we have begun approximately a two to three-year transition out of the fee-for-service CRO business. We will continue to recognize revenue from current client projects, but we do not intend to take on any new fee-for-service contracts, except where we can obtain an ownership interest. We anticipate transitioning certain ILEX Services employees to develop the Company's own products. We believe that our oncology expertise enables us to effectively manage the drug development process and increases the probability of obtaining regulatory approval.

OUR PRODUCT CANDIDATE PIPELINE

         In addition to CAMPATH, our product candidate pipeline includes oncology compounds at various stages of development, with significant therapeutic targets and unique mechanisms of action. The following chart identifies the clinical progress of these product candidates as of December 31, 2001.


                                                                                                          MARKETING RIGHTS
                 PRODUCT                                                                        ---------------------------------
                CANDIDATE              TARGET           INDICATIONS                    STATUS      UNITED STATES         OTHER
        ------------------------    ------------    ----------------------           ---------- ------------------   ------------
        CAMPATH(R)                  CD52            Chronic lymphocytic
                                                    leukemia                         Marketed         Berlex         Schering AG(1)
                                                    Other hematologic
                                                    indications                      Phase II
                                                    Multiple sclerosis               Phase II

        Eflornithine                Ornithine       Superficial bladder              Phase III         ILEX               ILEX
                                    Decarboxylase   cancer

        CLOFAREX(TM)                DNA             Acute leukemias                  Phase II        ILEX(2)         Bioenvision(2)
        (Clofarabine)                               Pediatric leukemias              Phase II
                                                    Solid tumors                     Preclinical

        APOMINE(TM)                 Farnesoid X     Melanoma                         Phase II          ILEX               ILEX
                                    receptor
                                                    Breast cancer                    Phase II
                                                    Osteoporosis                     Preclinical

        ILX-651                     Tubulin         Solid tumors                     Phase I           ILEX               ILEX

        NM-3                        VEGF            Solid tumors                     Phase I           ILEX               ILEX


----------

(1) Schering AG holds worldwide rights except in Japan and East Asia, which were retained by the Partnership.

(2) ILEX holds marketing rights in North America and Bioenvision Inc. holds marketing rights in the rest of the world, excluding Japan and Southeast Asia.

CAMPATH

         CAMPATH is a humanized monoclonal antibody that binds to a specific target, CD52, on cell surfaces leading the body's immune system to destroy malignant cells. CAMPATH was launched in May 2001 in the United States and in August 2001 in Europe. Our marketing partner, Schering, reported CAMPATH had generated net sales of approximately $27.1 million through December 31, 2001. CAMPATH is also being evaluated in more than 40 additional oncology trials for the treatment of various lymphatic and hematologic cancers. In addition, we are conducting clinical trials of CAMPATH in autoimmune diseases such as multiple sclerosis.

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

Eflornithine

         Eflornithine is an orally bioavailable compound that has demonstrated the ability to block ornithine decarboxylase, an enzyme that is known to promote carcinogenesis. In Phase II trials Eflornithine exhibited the ability to reduce the severity of premalignant lesions and thereby help prevent such lesions from progressing to cancer. In collaboration with the National Cancer Institute, we are conducting a Phase III trial to evaluate Eflornithine as a treatment for patients at risk for recurrence of superficial bladder cancer. We expect to complete this trial in late 2003.

CLOFAREX

         CLOFAREX is a second-generation nucleoside analogue that interrupts the metabolism of cancer cells. It is in the same class as fludarabine, cladribine and gemcitabine, all approved oncology drugs. In preclinical studies CLOFAREX was determined to be more potent than fludarabine and cladribine in colon and in blood borne cancers. In Phase I trials CLOFAREX induced complete remissions in some adult and pediatric patients with acute leukemias who had failed conventional treatments. Phase II trials are on-going in patients with various types of leukemia. We plan to pursue trials in both pediatric and adult patients with acute leukemias and to develop an oral formulation to treat solid tumors, such as colon cancer.

APOMINE

     APOMINE is an orally bioavailable bisphosphonate ester that targets the nuclear farnesoid X receptor in order to induce apoptosis selectively in cancer cells. APOMINE was well tolerated in Phase I trials and demonstrated anti-tumor activity in patients with melanoma and ovarian cancer. A Phase II trial is currently underway in patients with melanoma. We believe APOMINE may also have applications in certain bone diseases, including osteoporosis.

ILX-651

         ILX-651 is a second-generation synthetic dolastatin pentapeptide derivative that targets tubulin and interrupts cell mitosis with a different mechanism of action than taxanes. In preclinical studies, ILX-651 was determined to have potent anti-tumor activity against a wide range of solid tumor types, including tumors that are resistant to treatment with taxanes. We recently began Phase I trials with this compound.

NM-3

         NM-3 is an orally bioavailable inhibitor of vascular endothelial growth factor (VEGF) transcription and other growth factors involved in endothelial cell proliferation. Of all the angiogenic factors that lead to the formation of new blood vessels, VEGF is considered to be one of the most important. Preclinical studies have determined that NM-3 inhibits growth in a variety of tumor models, both as a stand-alone therapy and as a radiation and chemotherapy sensitizer. We are currently conducting Phase I trials with this compound.

Drug Discovery and Preclinical Programs

         In addition to our product candidates in clinical trials, we have a number of preclinical programs, including angiogenesis inhibitors and signal transduction inhibitors. We have identified a product candidate, a synthetic peptide, which is scheduled to begin clinical trials in 2002.

OUR TARGET MARKET

         We are currently focused primarily on the oncology market. Cancer encompasses a large number of discrete diseases that afflict many different parts of the human body. The diversity of cancer diseases and their overall prevalence create a large need for new and improved treatments. It is estimated that one in three Americans will be diagnosed with cancer, making it the second leading cause of death in the United States. The worldwide oncology drug market was estimated at $25.0 billion in 2000, representing 9% growth from 1999. We have chosen to focus initially on the oncology market because there is a great need for more effective treatments and we believe that oncology clinical trials are often smaller, regulatory approvals can be expedited, and favorable pricing and reimbursement terms are often available.

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


         In addition to oncology, we continually evaluate our product candidates for applicability to other disease indications. For example, we believe CAMPATH may prove effective in treating multiple sclerosis and APOMINE may prove effective in treating osteoporosis.

OUR STRATEGY

         Our strategic vision is to be a product-driven oncology-focused pharmaceutical company. We plan to achieve this vision through our aggressive pursuit of commercializing the product candidates in our pipeline. The key elements of our strategy to accomplish this objective are to:

     o Establish CAMPATH as an effective treatment for hematologic malignancies and autoimmune diseases. By broadening the approved label indications, we can greatly increase our target markets for CAMPATH. Together with Schering, we are sponsoring or supporting, more than 40 post-marketing trials to evaluate CAMPATH in these other indications.

     o Build a diversified pipeline of product candidates. We are developing a broad pipeline of product candidates that are in various stages of clinical and preclinical development. We believe this strategy increases the likelihood that we will successfully develop commercially viable pharmaceutical products. Our approach is intended to reduce our exposure to the impact of any single product failure and increase our flexibility to eliminate programs we deem less promising.

     o License or otherwise acquire complementary products or technologies. In addition to our internal drug discovery efforts, we plan to continue expanding our product candidate pipeline by identifying and evaluating potential products and technologies developed by third parties that we believe fit within our overall pipeline strategy. For example, since 1999 we have acquired Convergence Pharmaceuticals, Inc. (Convergence) and Symphar. These acquisitions continue to add valuable product candidates to our pipeline.

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

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


         In addition to the 36 United States patents and approximately 265 foreign patents we have licensed from others, we own approximately 15 issued patents in the United States and approximately 40 issued foreign patents. We also have approximately 10 pending patent applications in the United States and approximately 50 foreign applications and we have licensed from others the rights to approximately 20 United States pending patent applications and approximately 190 foreign pending patent applications.

OUR PEOPLE

         As a leading drug development organization, we have demonstrated our ability to achieve aggressive development milestones, as well as meet regulatory requirements in both the United States and Europe. We have approximately 310 employees, primarily conducting drug discovery, preclinical research and clinical drug development. We have approximately 42 scientists in Boston, Massachusetts and Geneva, Switzerland focused on angiogenesis inhibition, signal transduction, molecular receptor chemistry and other innovative technologies.

         Our drug development organization is comprised of approximately 189 employees, 147 of whom, are located principally in San Antonio, Texas and near London, England. Of the approximately 189 employees conducting research and development, 44 have doctorate degrees.

         Our experienced management team has extensive pharmaceutical expertise and is focused on the short- and long-term success of ILEX. We also enjoy access to an extensive worldwide network of oncology thought leaders and scientific advisors.

RECENT DEVELOPMENTS

         CAMPATH was developed in a 50/50 partnership with Leukosite formed in 1997. Millennium acquired Leukosite and Leukosite's interests in the Partnership two years later. ILEX has served as a general partner of the Partnership since its inception through a company equally owned originally with Leukosite and then Millennium. On behalf of the Partnership, we conducted the clinical trials on CAMPATH and played a key role in obtaining regulatory approval of CAMPATH in the United States and Europe. In October 2001, we entered into a definitive agreement to give us sole ownership of the Partnership by acquiring Millennium's partnership interests in the Partnership. The terms of the agreement include an initial cash payment of $20.0 million and an additional $120.0 million in scheduled payments over the next three years, $20.0 million of which may be paid in shares of our common stock. In addition, in the event sales of CAMPATH in the United States exceed certain sales levels beginning in 2005, Millennium will be entitled to additional payments based on these incremental sales. The transaction closed on December 31, 2001.

STRATEGIC ALLIANCES

         ILEX intends to develop and commercialize its own products by eventually forming its own sales, marketing and distribution capabilities. However, in some instances we may form corporate partnerships with larger pharmaceutical companies, particularly for development of non-oncology uses and for commercialization outside the U.S. In a typical partnership arrangement, a corporate partner may bear the substantial cost of clinical development, scale-up production, U.S. Food and Drug Administration (FDA) approval and marketing.

         We continue to work closely with prestigious cancer research institutions and groups that give us access to top oncology clinical expertise. Our Board of Directors includes Daniel Von Hoff, M.D., past president of the American Association for Cancer Research and current Director of the University of Arizona, where research in pancreatic cancer is performed. Joseph Bailes, M.D., is currently Executive Vice President, Clinical Affairs at U.S. Oncology, Inc. and is past president of the American Society of Clinical Oncology. In addition, we have a strong relationship with CTRC Research Foundation (CTRC Research), one of our largest stockholders. CTRC Research operates one of the largest oncology Phase I trial organizations in the U.S. We have strong historical ties with US Oncology, one of the largest oncology physician practice management organizations in the U.S., whose physicians see approximately 14% of the new cancer patients in the U.S. annually. Our strong relationships with these groups give us potential access to a significant number of patients for enrollment into clinical trials.

CTRC Research

         We began operations in 1994 after the transfer of drug development programs, intellectual property rights and commercial opportunities from CTRC Research. CTRC Research was formed as part of a program begun by Cancer Therapy and Research Center of South Texas, or CTRC, a regional cancer treatment and research center located in San Antonio, Texas. CTRC was founded in 1972 and today, in conjunction with the University of Texas Health Science Center at San Antonio (UTHSCSA), is an NCI-designated

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


Comprehensive Cancer Center, one of two in the state of Texas. Under the leadership of Charles Coltman, Jr., M.D., one of the founders of the Company, CTRC has become known for its expertise in clinical research. Dr. Coltman is also Chairman of the Southwest Oncology Group. Dr. Von Hoff, also one of the founders of the Company and a member of our Research Advisory Panel, served as Director of Research at CTRC from 1988 to 1999. In 1991, under the direction of Dr. Von Hoff, CTRC established the Institute for Drug Development, or IDD, under a Program Agreement with the UTHSCSA, with the mission of accelerating the development of oncology drugs. Primarily through the efforts of Dr. Von Hoff, IDD has since established one of the largest groups in the U.S. for conducting Phase I clinical trials of oncology drugs. CTRC and CTRC Research and their related entities have had some level of participation in the clinical development of a majority of the U.S. anticancer drugs developed over the past ten years. At January 31, 2002, CTRC owned approximately 7% of the Company's outstanding shares of common stock.

Schering AG

         In August 1999, the Partnership and Schering entered into a distribution and development agreement that grants Schering exclusive worldwide marketing and distribution rights to CAMPATH, except in Japan and East Asia, where the Partnership has retained rights.

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

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


ORPHAN DRUG STATUS

         Pursuant to the Orphan Drug Act of 1983 (the Orphan Drug Act), the FDA may designate a drug intended to treat a rare disease or condition as an orphan drug. A rare disease or condition is one which affects fewer than 200,000 people in the United States, or which affects more than 200,000 people but for which the cost of development and distribution of the drug will not be recovered from sales of the drug in the United States. Upon approval of a New Drug Application
(NDA) for an orphan drug, such drug may be eligible for exclusive marketing rights in the United States for designated and approved indications for seven years. Orphan drugs may also be eligible for federal income tax credits for certain clinical trial expenses. CAMPATH and CLOFAREX have been granted orphan drug status.

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

ILEX SERVICES

         In February 2001, ILEX announced its intent to focus its in-house drug development capabilities on its own proprietary products, including those being jointly developed with partners. As a result, we have begun approximately a two to three-year transition out of the fee-for-service CRO business. We will continue to recognize revenue from current client projects, but we do not intend to take on any new fee-for-service contracts, except where we can obtain an ownership interest. We anticipate transitioning certain ILEX Services employees to develop the Company's own products. We believe that our oncology expertise enables us to effectively manage the drug development process and increases the probability of obtaining regulatory approval.

PATENTS, TRADEMARKS AND TRADE SECRETS

         Patents and other proprietary rights are vital to our business. Our policy is to seek appropriate patent protection both in the U.S. and abroad for our proprietary technology. With the acquisition of Symphar, our patent portfolio now includes approximately 49 issued patents, including 13 patents in the U.S. In addition to seeking our own patents, we enter into license agreements with various pharmaceutical companies and research, educational and governmental institutions to obtain patent rights from them to develop and potentially sell products which use the compounds and technologies protected by those patents.

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

     CAMPATH is protected by patents issued in the U.S., European major market countries, Australia, Canada and New Zealand, which expire between 2009 and 2015. Patent applications for CAMPATH are pending in Denmark, Japan and South Africa. The European patent was issued in February 1989 and the U.S. patent in December 1998. We have licensed U.S. issued patents on the use of Eflornithine that expire between 2008 and 2017. In addition, we have filed patent applications for the use of Eflornithine alone and in combination with other drugs to treat and to prevent various cancers and in certain novel formulations. Eflornithine currently does not have composition of matter patent protection, but we have applied for orphan drug designation. APOMINE(TM) is covered by an issued composition of matter patent. In addition, numerous patent applications have been filed on our portfolio of angiogenesis inhibitors including one issued patent in the U.S.

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


Through the acquisition of Symphar, now ILEX Research S.A., the Company obtained approximately 50 issued patents and over 100 pending patent applications in the U.S. and abroad in oncology, lipid metabolism and bone anabolism covering both novel compositions and methods of use.

         Additionally, as a result of an agreement with BASF Pharma (BASF), ILEX has acquired a worldwide license for ILX-651 including composition of matter patent coverage, which is filed in 43 countries, including the U.S. patent expiring at the end of 2015. CLOFAREX has worldwide patent protection licensed to Bioenvision, Inc. by Southern Research Institute including both composition of matter and cancer treatment method coverage expiring between 2008 and 2014 in the U.S.

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

         CAMPATH(TM), MABCAMPATH(TM) and PROCAMPATH(TM) are trademarks of the Partnership. We have filed for trademark protection on various other product candidates in the development pipeline, including worldwide filings for APOMINE. Additionally, we anticipate we will have additional filings on new product candidates entering development as they progress through the development process.

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

o    develop safer and more effective products than ours;

o obtain patent protection or intellectual property rights that limit our ability to commercialize products; or

o    commercialize products earlier than we can.

         We expect technology developments in our industry to continue to occur at a rapid pace. Commercial developments by our competitors may render some or all of our potential products obsolete or non-competitive, which would materially harm our business and financial condition.

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

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

         Clinical trials to support BLA/NDAs are typically conducted in three sequential phases, although the phases may overlap. During Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to:

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

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


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

         We will choose the appropriate route of European regulatory filing to accomplish the most rapid regulatory approvals. However, the chosen regulatory strategy may not secure regulatory approvals or approvals of the chosen product indications. The Partnership filed for European regulatory approval for the use of CAMPATH for chronic lymphocytic leukemia (CLL) in parallel with its U.S. and Canadian regulatory filings. One element of our strategy is to develop chemoprevention agents that may prevent the progression of cancer. The clinical development path for chemoprevention agents is uncertain and may require long-term clinical studies.

PRODUCT LIABILITY AND INSURANCE

     Our business involves the risk of product liability claims. We have not experienced any product liability claims to date. We maintain product liability insurance related to CAMPATH with coverage limits of $25.0 million per occurrence and an annual aggregate maximum of $25.0 million and $5.0 million per occurrence and an annual aggregate maximum of $5.0 million related to all of our other products. There can be no assurance that product liability claims will not exceed such insurance coverage limits, which could have a materially adverse effect on our business, financial condition or results of operations, or that such insurance will continue to be available on commercially reasonable terms, if at all.

                            ADDITIONAL BUSINESS RISKS

WE HAVE A LIMITED OPERATING HISTORY AND WE EXPECT TO CONTINUE TO GENERATE LOSSES FOR THE FORESEEABLE FUTURE.

         We began operations in October 1994 and have only a limited operating history upon which you can evaluate our business. We have incurred losses every year since we began operations. As of December 31, 2001, our accumulated deficit was approximately $237.3 million, including net losses of approximately $121.0 million, $39.0 million and $46.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. We have recognized only minimal revenues from product sales to date, and it is possible that significant revenues from product sales will never be achieved. Even if we do achieve significant revenues from product sales, we expect to incur significant operating losses over the next several years. It is possible that we will never achieve profitable operations.

WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL IF NEEDED TO ACCELERATE OUR PRODUCT CANDIDATE DEVELOPMENT OR FOR LICENSING OR ACQUISITION OPPORTUNITIES.

         We believe that our existing capital will fund our activities for at least the next year. We may use these existing resources more quickly if we decide to accelerate the development of our pipeline or because of changes in our research and development programs, potential licenses or acquisitions, commercialization plans or other factors affecting our operating expenses or capital expenditures. We may not be able to obtain any future funds that we require, either in the public or private markets or otherwise, on acceptable terms, or at all.

         If adequate funds are not available, we may have to delay, scale back or eliminate one or more of our development programs, or obtain funds by entering into more arrangements with collaborative partners or others that may require us to relinquish rights to certain of our products or technologies that we would not otherwise relinquish.

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


CAMPATH IS A NEW ONCOLOGY TREATMENT, AND IT MAY NOT GAIN SIGNIFICANT MARKET ACCEPTANCE AMONG PHYSICIANS, PATIENTS AND THE MEDICAL COMMUNITY.

         CAMPATH received regulatory approval from the FDA in May 2001 and from the European Commission in July 2001. In order for CAMPATH to be successful we, and our marketing partner, Schering will need to increase the awareness and acceptance of CAMPATH among physicians, patients and the medical community. Although Schering has already launched sales of CAMPATH in the United Kingdom and Germany, it may take two years or longer for Schering to launch sales in every country in the European Union. It is too early to determine if CAMPATH will achieve significant market acceptance.

         Although CAMPATH is the only product that has been approved by the FDA and the European Commission for treating chronic lymphocytic leukemia in patients who have failed fludarabine therapy, there are other products that compete with CAMPATH. Patients with chronic lymphocytic leukemia are generally treated with alkylating agents first, and, if that treatment fails, then with fludarabine. In addition, Rituxan is also used to treat patients with chronic lymphocytic leukemia. IDEC Pharmaceuticals and Genentech market Rituxan in the United States and have substantially greater financial and marketing resources than do we. Doctors may prescribe any of these products to a patient with chronic lymphocytic leukemia. Alkylating agents, such as chlorambucil, are generally generic products which can be produced and sold less expensively than CAMPATH .

BECAUSE WE HAVE LIMITED MANUFACTURING CAPABILITIES, WE ARE DEPENDENT ON THIRD-PARTY MANUFACTURERS TO MANUFACTURE PRODUCTS FOR US. WE MAY BE REQUIRED TO INCUR SIGNIFICANT COSTS AND DEVOTE SIGNIFICANT EFFORTS TO ESTABLISH OUR OWN MANUFACTURING CAPABILITIES.

         We have limited manufacturing experience and no commercial scale manufacturing capabilities. In order to continue to develop products, apply for regulatory approvals and, ultimately, commercialize additional products, we need to develop, contracts for or otherwise arrange for the necessary manufacturing capabilities.

         We currently rely on third parties to produce material for preclinical testing purposes and clinical trials and expect to continue to do so in the future. We rely on Boehringer Ingelheim (BI) as the sole source manufacturer of CAMPATH. The agreement contains a minimum purchase quantity of $3.1 million for 2002 to avoid a contractual surcharge. Management is confident that the minimum purchase quantity will be satisfied.

         There are a limited number of manufacturers that operate under the FDA's current good manufacturing practices (cGMP) capable of manufacturing for us. As a result we have experienced some difficulty finding manufacturers with adequate capacity for our anticipated future needs. If we are unable to arrange for third party manufacturing on commercially reasonable terms, we may not be able to complete development of our product candidates or market them on a timely basis, if at all.

         Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party and the possibility of termination or non-renewal of the agreement by the third party, based on its business priorities, at a time that is costly or inconvenient for us. If our third party manufacturers fail to maintain regulatory compliance, our product supply will be interrupted resulting in lost or delayed revenues and delayed clinical trials.

         Drug manufacturing facilities are subject to continual review and periodic inspection and manufacturing modifications. Domestic manufacturing facilities are subject to biennial inspections by the FDA, and foreign facilities are inspected by the FDA less frequently. Both domestic and foreign facilities must comply with the FDA's cGMP, and other regulations. In complying with these regulations, manufacturers must spend funds, time and effort in the areas of production, record keeping, personnel and quality control to ensure full compliance. The FDA stringently applies regulatory standards for manufacturing. Failure to comply with any of these post-approval requirements can result in, among other things, warning letters, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecutions. This could interrupt our supply for our marketed products and for our clinical trials.

WE HAVE LIMITED MARKETING CAPABILITIES AND WE ARE CURRENTLY DEPENDENT UPON THIRD PARTIES TO SELL AND MARKET CAMPATH. WE WILL BE REQUIRED TO INCUR SIGNIFICANT EXPENSE TO DEVELOP OUR OWN MARKETING CAPABILITIES.

         We have no direct experience in pharmaceutical product marketing, sales or distribution. To achieve commercial success for any product, we must either develop a marketing and sales force or contract with another party to perform those services for us. We depend on Schering and its U.S. affiliate, Berlex Laboratories, to market or sell CAMPATH. Our reliance on Schering subjects us to various risks. The terms of our contract with Schering may not be favorable to us in the future. The amount and timing of resources dedicated by Schering to marketing CAMPATH is not within our control, and Schering may not commit enough resources to

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


marketing CAMPATH. Schering could develop, independently or with a third party, a drug that competes with CAMPATH. Schering may not perform its obligations as expected and our revenues will be decreased or delayed if Schering breaches or terminates its agreement with us. A dispute may arise between Schering, and us, which would be both expensive and time-consuming and may result in additional delays or decreased revenues for us. We will need to develop a marketing and sales force with sufficient technical expertise and distribution capability, which will require substantial expenditures and management resources. The creation of infrastructure to commercialize pharmaceutical products is an expensive and time-consuming process, and we may be unable to develop the necessary marketing, sales and distribution capabilities.

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

     Significant competitive factors determining whether we will be able to compete successfully include:

o    efficacy and safety of our product candidates;

o    timing and scope of regulatory approvals;

o    product availability;

o    marketing and sales capabilities;

o    reimbursement coverage from insurance companies and others;

o degree of clinical benefits of our product candidates relative to their costs;

o    method of administering a product;

o    price; and

o    patent protection.

THERE ARE POTENTIAL LIMITATIONS ON THIRD-PARTY REIMBURSEMENT AND OTHER PRICING-RELATED MATTERS THAT COULD REDUCE SALES OF OUR PRODUCTS AND MAY DELAY OR IMPAIR OUR ABILITY TO GENERATE SIGNIFICANT REVENUES.

         The business and financial condition of pharmaceutical and biotechnology companies will continue to be affected by the efforts of government and third-party payors to reduce the cost of health care through various means. In the United States, there have been, and we expect that there will continue to be, a number of legislative proposals aimed at changing the nation's healthcare system. In certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In particular, individual pricing negotiations are often required in many countries of the European Union, irrespective of separate government approval to market a drug.

         Although third-party reimbursement is currently not an issue for us, there is a risk that reimbursement will not be available in the future for our products or will not be adequate. If government entities and third-party payors do not provide adequate reimbursement levels, then our revenues will be adversely affected and could cause our stock price to decline.

THE GENERAL BUSINESS CLIMATE IS UNCERTAIN AND WE DO NOT KNOW HOW THIS WILL IMPACT OUR BUSINESS.

Over the past year, there have been dramatic changes in economic conditions and the general business climate has been negatively impacted. Indices of the United States securities stock markets have fallen precipitously and consumer confidence has waned. Accordingly, many economists theorize that the United States is either in, or about to enter, a recession. Compounding the general unease about the current business climate is the still unknown economic and political impact of September 11, 2001 terrorist attacks in

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


New York, Washington, D.C. and Pennsylvania. We are unable to predict how these factors may affect our business.

WE DO BUSINESS INTERNATIONALLY AND ARE SUBJECT TO ADDITIONAL POLITICAL, ECONOMIC AND REGULATORY UNCERTAINTIES.

         We may not be able to operate successfully in any foreign market. We currently conduct drug discovery research in our laboratory in Geneva, Switzerland. We also conduct drug development operations near London, England. Schering sells CAMPATH in the United Kingdom and Germany and intends to sell CAMPATH in as many as 17 European countries. We believe that, because the pharmaceutical industry is global in nature, international activities will continue to be a significant part of our future business activities and that a substantial portion of our revenues will be derived from outside the United States. Foreign regulatory agencies often establish standards different from those in the United States, and an inability to obtain foreign regulatory approvals on a timely basis could have an adverse effect on our business. Our international operations may be limited or disrupted by:

     o   imposition of government controls;

     o   political or economic instability;

     o   trade restrictions;

     o   changes in tariffs;

     o   restrictions on repatriating profits;

     o   taxation; and

     o   difficulties in staffing and managing international operations.

Also, our business may be adversely affected by fluctuations in currency exchange rates.

WE MAY BE UNSUCCESSFUL IN OUR EFFORTS TO EXPAND THE NUMBER AND SCOPE OF AUTHORIZED USES OF CAMPATH, WHICH WOULD HAMPER SALES GROWTH AND MAKE IT MORE DIFFICULT FOR US TO ATTAIN PROFITABILITY.

         CAMPATH is approved for sale in the United States and Europe for use by patients with refractory chronic lymphocytic leukemia. Under current FDA regulations, we are limited in our ability to promote the use of CAMPATH outside of this approved indication.

         We are conducting clinical trials to examine whether or not CAMPATH can be used to treat indications other than refractory chronic lymphocytic leukemia. Additional trials in these indications are necessary before we can apply to expand the authorized uses of CAMPATH. We do not know whether these trials will demonstrate safety and efficacy, or if they do, whether we will succeed in receiving regulatory approval to market CAMPATH for additional indications. If the results of these trials are negative, or if adverse experiences are reported in these trials or otherwise in connection with the use of CAMPATH by patients, this could adversely affect existing regulatory approvals, undermine physician and patient comfort with the product, reduce sales of the product and diminish the acceptance of CAMPATH in the hematological and autoimmune markets. Even if the results of these trials are positive, the impact on sales of CAMPATH may be minimal unless they are accepted by the medical community and we are able to obtain regulatory approval to expand the authorized use of CAMPATH. FDA regulations restrict our ability to communicate the results of additional clinical trials to patients, and to a lesser extent, physicians, without first obtaining approval from the FDA to expand the authorized uses for this product.

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


IF WE ARE NOT ABLE TO DEMONSTRATE THE SAFETY AND EFFICACY OF OUR PRODUCT CANDIDATES IN CLINICAL TRIALS OR IF OUR CLINICAL TRIALS ARE DELAYED, WE WILL NOT BE ABLE TO OBTAIN REGULATORY APPROVAL, OR REGULATORY APPROVAL WILL BE DELAYED, TO MARKET THESE DRUGS.

         Clinical testing is a long, expensive and uncertain process. With the exception of CAMPATH, no regulatory agency has approved any of our product candidates and the data we collect from our clinical trials may not be sufficient to support approval. Our clinical trials may not be completed on schedule and the FDA may never approve our product candidates for commercial sale. Furthermore, even if initially positive preclinical studies or clinical trial results are achieved, it is possible that we will obtain different results in the later clinical trials. Drugs in late stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. For example, positive results in early Phase I or Phase II trials may not be repeated in larger Phase II or Phase III trials.

ALL OF OUR PRODUCT CANDIDATES ARE SUBJECT TO THE RISKS OF FAILURE INHERENT IN DRUG DEVELOPMENT.

         Many of our research and development programs are at an early stage. In addition to the risks described above, there is a possibility that none of our product candidates will or can:

     o   meet applicable regulatory standards;

     o   be manufactured or produced economically and on a large scale;

     o   be a commercially viable drug; or

     o be successfully marketed, particularly if a third party introduces an equivalent or superior product.

DELAYS IN PATIENT ENROLLMENT FOR CLINICAL TRIALS COULD INCREASE COSTS AND DELAY REGULATORY APPROVALS.

         The rate of completion of our clinical trials will depend on the rate of patient enrollment. Substantial competition to enroll patients in clinical trials has delayed some of our clinical trials in the past. In addition, recent improvements in existing drug therapy, particularly for some cancers, may make it more difficult for us to enroll patients in our clinical trials as the patient population may choose to enroll in clinical trials sponsored by other companies or choose alternative therapies. Delays in patient enrollment can result in increased development costs and delays in regulatory approvals.

IF WE FAIL TO COMPLY WITH EXTENSIVE REGULATIONS ENFORCED BY THE FDA AND ITS FOREIGN COUNTERPARTS, THE COMMERCIALIZATION OF OUR PRODUCT CANDIDATES WOULD BE PREVENTED OR DELAYED.

         Our products are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and foreign regulatory marketing and pricing approvals is costly, time-consuming, uncertain and subject to unanticipated delays. For example, although CAMPATH has been approved for marketing in 17 European countries, to market future products in Europe we must apply to the European Commission for marketing approval. After receiving marketing approval, we then must mutually agree on a pricing structure with each country's regulatory authority prior to launching sales in that particular country. We are unable to predict how long this process will take.

         The FDA will refuse to approve an application if it believes that applicable regulatory criteria are not satisfied. The FDA may also require additional testing for safety and efficacy. Foreign regulatory authorities may also refuse to accept an application or grant any marketing approval.

         The FDA and European Commission approvals for CAMPATH require us to conduct a post-approval clinical trial comparing the safety and efficacy of CAMPATH to that of chlorambucil, an alkylating agent that is a frontline treatment for chronic lymphocytic leukemia. Alkylating agents work by disrupting the DNA structure and are believed to be effective in treating chronic lymphocytic leukemia. The post-approval clinical trial and report must be completed by 2006. If we discover adverse safety or efficacy data, our marketing approvals may be revoked.

IF ANY OF OUR LICENSE AGREEMENTS FOR INTELLECTUAL PROPERTY UNDERLYING A PRODUCT CANDIDATE IS TERMINATED, WE MAY LOSE OUR RIGHTS TO DEVELOP OR MARKET THAT PRODUCT.

         We have licensed intellectual property, including patents, patent applications and know-how, from pharmaceutical companies, research institutions and others, including the intellectual property underlying CAMPATH, Eflornithine, CLOFAREX, NM-3 and ILX-651.

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

         Each licensor has the power to terminate its agreement with us if we fail to meet our obligations under that license. We may not be able to meet our obligations under these license agreements. Generally, we have to diligently develop and commercialize the compounds we have licensed and make milestone payments.

         If we default under any of these license agreements, we may lose our right to market and sell any products based on the licensed technology. If we were to lose our marketing and sales rights to a compound, we would not be able to replace the resources we used in developing the compound, and we will have to spend additional time and capital resources in finding a replacement product candidate.

WE MAY NOT BE ABLE TO OBTAIN EFFECTIVE PATENTS TO PROTECT OUR TECHNOLOGIES FROM USE BY OTHER COMPANIES, AND PATENTS OF OTHER COMPANIES COULD PREVENT US FROM DEVELOPING OR MARKETING OUR OTHER PRODUCT CANDIDATES.

         Our success will depend to a significant degree on our ability to:

     o   obtain, maintain and enforce patents;

     o   license rights to patents from third parties;

     o   protect trade secrets; and

     o   operate without infringing on the proprietary rights of others.

         It is possible that we will not develop technologies, drugs or processes that result in obtaining a patent. It is also possible that our patent position will not provide sufficient protection against competitors, or that patents issued to or licensed by us will be infringed or will be challenged, invalidated or circumvented. Competitors may develop products which compete against our products but fall outside the scope of our patents. In addition, competitors may have filed patent applications, may have been issued patents or may obtain additional patents and proprietary rights relating to technologies, drugs and processes that compete with our technologies, drugs and processes.

         If we infringe on the intellectual property rights of others, we will have to either obtain a license for the use of these intellectual property rights, or terminate our use of these rights. We may not be able to obtain licenses to use the technology on commercially reasonable terms, or at all.

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

     o   others will independently develop equivalent or superior technologies;

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

         Costly litigation might be necessary to protect our orphan drug designations or patent positions, or to determine the scope and validity of third-party proprietary rights. It is possible that we will not have the required resources to pursue such litigation or to protect our patent rights. An adverse outcome in litigation with respect to the validity of any of our patents could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using a product or

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


technology. Any of these results could materially harm our business and financial condition.

IF THE USE OF OUR PRODUCTS HARMS PEOPLE, WE MAY BE SUBJECT TO COSTLY AND DAMAGING PRODUCT LIABILITY CLAIMS OR CLAIMS OF INDIVIDUALS PARTICIPATING IN OUR CLINICAL TRIALS.

         We face exposure to product liability claims in the event that the use of any of our products is alleged to have harmed someone. Although we have taken, and continue to take, what we believe are appropriate precautions, there is a risk that we will not be able to avoid significant product liability exposure.

In addition to product liability claims, we may be liable for claims of individuals who participate in the clinical trials of our product candidates. Many of these patients are already critically ill. The waivers we obtain from these individuals may not be enforceable and may not protect us from liability or the costs of the resulting litigation.

     We currently have product liability insurance related to CAMPATH with coverage limits of $25.0 million per occurrence and $25.0 million in the aggregate for the year and $5.0 million per occurrence and in the aggregate for the year related to all other products. There is a risk that our insurance will not be sufficient to cover any product liability or clinical trials claims. There is also a risk that adequate insurance coverage will not be available in the future at acceptable prices. The successful assertion of an uninsured product liability claim against us could cause us to incur a significant expense or could adversely affect our product development. In addition, regardless of merit or eventual outcome, product liability claims may result in decreased demand for the applicable product or our products in general and in injury to our general reputation.

WE ARE SUBJECT TO INFLUENCE FROM EXECUTIVE OFFICERS, DIRECTORS AND SENIOR MANAGEMENT, AND WE HAVE ADOPTED A SHAREHOLDER RIGHTS PLAN WHICH COULD DISCOURAGE OR PREVENT STOCKHOLDERS FROM SELLING THEIR SHARES AT A PREMIUM.

         Our rights plan provides, among other things, that if a person or group attempts to acquire 20% or more of our common stock on terms not approved by our Board of Directors, stockholders will be entitled to purchase additional shares of our stock at 50% of the then-current market price. These purchase rights would cause substantial dilution to a person or group that acquires or attempts to acquire 20% or more of our common stock in this manner and, as a result, could delay or prevent a change in control or other transaction that could provide our stockholders with a premium over the then-prevailing market price of their shares or which might otherwise be in their best interests.

         Our executive officers, directors (and their affiliates) and senior management, in the aggregate, beneficially owned or controlled approximately 12.8% of our outstanding common stock at January 31, 2002 and therefore have the ability to exercise substantial influence over the outcome of most stockholders' actions, including the election of the members of the Board of Directors and approval of any change in control transaction. This concentration of ownership could have an adverse effect on the price of our common stock or have the effect of delaying or preventing a change in control or other transaction that could provide our stockholders with a premium over the then-prevailing market price of their shares or which might otherwise be in their best interests.

ITEM 2. PROPERTIES

         In July 2000, we entered into a lease that expires in November 2008 for our corporate headquarters consisting of approximately 86,000 square feet of office space in San Antonio, Texas.

         We lease approximately 21,000 square feet of office and laboratory space, and operates a 7,200-square-foot manufacturing facility located in San Antonio that has been designed to produce multi-kilogram lot sizes of anticancer compounds under cGMP. The design of this facility, prepared by ILEX staff, has been reviewed by the Regional Compliance Office of the FDA and found to be suitable for production of bulk drugs. The manufacturing facility is owned by a non-profit corporation controlled by CTRC Research and the Texas Research Park Foundation, and provides for the payment by us of fixed monthly rent plus a percentage of gross sales generated from the facility. These two organizations obtained a grant to build the facility from the Economic Development Administration. We have a 15-year lease to the facility with three five-year-extension options. The lease expires in December 2010.

         Our subsidiary, ILEX Research Products Division, formerly Convergence Pharmaceuticals, Inc., leases approximately 9,800 square feet of office and research space in Boston, Massachusetts. The lease expires in July 2004. Additionally, we have approximately 2,600 square feet of leased office space in Guildford, utilized by its subsidiary, ILEX Services Limited. Our subsidiary ILEX Research, S.A., formerly Symphar, S.A., leases approximately 31,000 square feet of office and research space in Geneva, Switzerland expiring between 2002 and 2005. We also lease approximately 7,200 square feet of office and research space in Annapolis, Maryland. In February 2002, we decided to cease operations at this facility and we plan to sublease the property for the remainder of the lease term.

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


         Our facility has sufficient capacity to manufacture the materials necessary to satisfy the requirements for conducting clinical trials of our current products in development. We will be required to expand its manufacturing facilities or to contract with other manufacturers in the event there is a need for commercial quantities of our compounds.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

PART II.


ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         As of February 28, 2002, the Company had approximately 5,800 beneficial holders of common stock, including approximately 195 record holders. The Company's common stock is traded on the Nasdaq National Market under the symbol ILXO. The following table sets forth, for the calendar periods indicated, the range of high and low closing prices for the Company's common stock, as reported by the Nasdaq National Market:



                                          2001                        2000
                                -----------------------     -----------------------
                                  High           Low          High           Low
                                ---------     ---------     ---------     ---------
First Quarter                   $   32.31     $   11.00     $   54.13     $   21.63
Second Quarter                      31.14         13.50         40.50         15.91
Third Quarter                       30.79         18.40         44.50         24.00
Fourth Quarter                      31.35         20.14         40.19         20.14

         These price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The Company's common stock began trading February 20, 1997. The closing price of the Company's common stock on February 28, 2002 was $14.87.

         The Company has never paid dividends on its common stock and anticipates that it will not pay such dividends in the foreseeable future.

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial information relating to the Company has been taken or derived from the audited financial statements, notes related thereto and other records of the Company. The statements of operations and balance sheets as of and for the years ended December 31, 2001, 2000, 1999, 1998, and 1997 have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report on those statements. The selected financial information should be read in conjunction with the Company's financial statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                                                                   Years Ended
                                                                                  December 31,
                                                       ---------------------------------------------------------------------
                                                         2001           2000           1999           1998            1997
                                                       ---------      ---------      ---------      ---------      ---------
                                                                     (in thousands, except per share data)
SUMMARY OF OPERATING STATEMENT DATA:
Revenue:
    Product development                                $   3,994      $   3,381      $   4,646      $   4,622      $   5,027
    Contract research services                            20,650         24,204         13,457          9,650          5,903
    Licensing fees                                            --             --             --             --            300
                                                       ---------      ---------      ---------      ---------      ---------
        Total revenue                                     24,644         27,585         18,103         14,272         11,230
Operating expenses:
    Research and development costs                        33,798         24,419         16,219         12,684          6,590
    Licensing costs                                       10,281          6,116             10          3,443            150
    Direct costs of research services                     15,007         19,920         13,227         10,875          4,587
    General and administrative                            13,467          7,568          4,063          4,354          6,691
    In-process research and development                   86,112         14,562         11,124             --             --
    Special charges                                           --             --         13,882             --             --
                                                       ---------      ---------      ---------      ---------      ---------
         Total operating expenses                        158,665         72,585         58,525         31,356         18,018
                                                       ---------      ---------      ---------      ---------      ---------
Operating loss                                          (134,021)       (45,000)       (40,422)       (17,084)        (6,788)
Other income (expense):
    Interest income and other, net                         9,995         11,747          1,700          1,850          2,583
    Equity in income (losses) of research and
     development partnerships and contract research
     affiliate                                             3,094         (5,370)        (7,134)        (5,994)        (4,477)
    Minority interest in consolidated subsidiary              --           (262)           (82)            --             --
                                                       ---------      ---------      ---------      ---------      ---------
Loss before income taxes                                (120,932)       (38,885)       (45,938)       (21,228)        (8,682)
    Provision for foreign income taxes                       (22)            97           (117)            --             --
                                                       ---------      ---------      ---------      ---------      ---------
Net loss                                               $(120,954)     $ (38,982)     $ (46,055)     $ (21,228)     $  (8,682)
                                                       =========      =========      =========      =========      =========
Basic and diluted net loss per share(1)                $   (4.48)     $   (1.61)     $   (3.04)     $   (1.71)     $   (0.72)
                                                       =========      =========      =========      =========      =========
Weighted average number of shares of common stock
and common stock equivalents outstanding                  27,011         24,285         15,144         12,450         12,118
                                                       =========      =========      =========      =========      =========

BALANCE SHEET DATA:
         Cash, cash equivalents and investments in
             marketable securities(2)                  $ 278,246      $ 202,772      $  89,126      $  26,025      $  42,646
         Working capital                                 104,966        152,922         77,226         23,942         33,089
         Total assets                                    368,907        216,356        100,706         42,688         55,311
         Long-term debt                                   70,041             --             --             --             --
         Accumulated deficit                            (237,274)      (116,320)       (77,338)       (31,283)       (10,055)
         Total stockholders' equity                      221,028        196,005         84,579         35,904         51,076


---------

(1) See Note 2 of Notes to Consolidated Financial Statements for information concerning the computation of net loss per share.

(2) Includes cash, cash equivalents, short and long term investments, and all restricted investments.

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is included to describe the Company's financial position and results of operations for each of the previous three years in the period ended December 31, 2001. The Consolidated Financial Statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

GENERAL

We are building a product-driven oncology-focused pharmaceutical company by developing and commercializing a portfolio of novel treatments for both early and late stage cancers. We are leveraging our core competencies in clinical drug development to identify, develop and commercialize our proprietary product candidate pipeline. Our lead product, CAMPATH, has been approved in the United States and Europe for treating patients with refractory chronic lymphocytic leukemia and is distributed by Schering AG (Schering) and its U.S. subsidiary, Berlex Laboratories, Inc. (Berlex). In addition, we have five oncology product candidates in clinical trials, three others that we are considering for further clinical development as well as several active preclinical programs. To date, we have built this pipeline primarily through the licensing and acquisition of promising drug candidates. In addition to our clinical development programs, we conduct drug discovery research, translational research and preclinical studies in the fields of angiogenesis inhibition, molecular receptor chemistry and targeted medicinal phosphonate chemistry. CAMPATH was developed in a 50/50 partnership with Leukosite Inc., formed in 1997. Millennium Pharmaceuticals, Inc. (Millennium) acquired Leukosite and Leukosite's interests in the Partnership two years later. In December 2001, we acquired Millennium's equity interest in the Partnership. We acquired Millennium's interest because we believe the transaction will have a positive impact on our income statement and will enable us to more effectively develop CAMPATH in other indications such as other leukemias, lymphomas and multiple sclerosis. In addition, we will have the opportunity to enhance commercialization by co-promoting CAMPATH in the U.S. with our development and marketing partner, Berlex.

         We have incurred losses since inception and had an accumulated deficit through December 31, 2001 of $237.3 million. Our losses have resulted primarily from product development activities, including in-licensing of products for which we pay fees, and related administrative expenses. We expect to continue to incur operating losses for the foreseeable future.

         Our revenue for the foreseeable future will be limited to product development and product royalty revenue for CAMPATH, interest income, and other miscellaneous income. CAMPATH was developed in partnership with Millennium Pharmaceuticals, Inc. (Millennium) through Millennium & ILEX Partners, L.P. (the Partnership). Most of the development of CAMPATH has been conducted by us on behalf of the Partnership. The Partnership pays us for these services. We have historically accounted for these CAMPATH development activities as follows:

o our operating revenue includes product development revenue we receive from the Partnership;

o our research and development expenses include all of the development costs for CAMPATH, which are largely offset by the Partnership's revenue we receive; and

o our actual share of CAMPATH sales and marketing expenses and development costs is reported as equity in income (losses) of research and development partnership.

         Our contract research organization (CRO) business generates revenue by performing services for companies within the pharmaceutical and biotechnology industries. The terms of our contracts vary, ranging from several months to three years, or completion of the project, and generally may be terminated upon notice of 60 to 90 days by our customers. We recognize revenue with respect to our services either on a percentage-of-completion or fee-for-service basis as work is performed. The CRO business performs all of the development services for ILEX Products; however, our consolidated CRO revenue does not include any amounts related to the services provided to ILEX Products. In February 2001, we announced our intention to transition out of the CRO business.

         We completed a pivotal clinical trial in patients with chronic lymphocytic leukemia (CLL) for our most advanced product candidate, CAMPATH. We submitted a Biologics License Application (BLA) to the U.S. Food and Drug Administration (FDA) for CAMPATH(alemtuzumab) in December 1999. The application was accepted for filing in February 2000, and the FDA returned a complete response letter to the partnership in June 2000. The Partnership submitted a response to the FDA in August 2000. In December 2000, CAMPATH was reviewed by the

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

Oncologic Drugs Advisory Committee (ODAC) and was recommended for accelerated approval. We received a class I response letter from the FDA in February 2001, indicating the timeframe for accelerated approval was being extended into the second quarter of 2001. CAMPATH received U.S. regulatory approval for marketing in May 2001.

         Additionally, the Marketing Authorization Application for CAMPATH was accepted for review in April 2000 by the European Agency for the Evaluation of Medicinal Products (EMEA). The application, which was submitted in late March of 2000, was reviewed under the EMEA's centralized procedure, required for biotechnology products. The EMEA's Committee on Proprietary Medicinal Products
(CPMP) issued a positive opinion in March 2001 to recommend approval under exceptional circumstances of MABCAMPATH(TM), the trademark for CAMPATH in Europe. The European Commission ratified the opinion and issued a Marketing Authorization in July 2001. Under this authorization, the Partnership have been granted a single license for marketing MabCAMPATH in the 15 member states of the European Union and received national licenses in two additional countries, Iceland and Norway. In August 1999, the partnership licensed worldwide marketing rights (except for Japan and East Asia) for CAMPATH to Schering AG.

         In November 2001, we completed an underwritten public offering of our common stock pursuant to which we sold 5.75 million shares. The number of shares sold includes the underwriters' exercise of their overallotment option. Proceeds, net of offering costs, to the Company from this offering were approximately $128.9 million, which includes the reissuance of our 39,000 treasury shares. The net proceeds of this offering will be used in the next two years to fund a portion of the acquisition of Millennium's partnership interest in the Partnership. The balance of the net proceeds will be used to expand clinical trials and preclinical research; to fund research and development programs; for potential licenses or other acquisitions of complementary technologies or products; for general corporate purposes and for working capital.

         On October 29, 2001, we entered into an agreement with Millennium Pharmaceuticals, Inc. to purchase Millennium's 50% interest in the Partnership for a total purchase price of approximately $127.6 million based on the net present value of the required cash payments, discounted at 6.5%, our estimated incremental borrowing rate. The terms of the agreement included an initial cash payment of $20.0 million and an additional $120.0 million in scheduled payments to Millennium over the next three years, of which $20.0 million may be paid with our common stock.

         In March 2001, we entered a definitive agreement to co-develop CLOFAREX, a nucleoside analog, with Bioenvision Inc. We paid $1.1 million upon execution of the agreement and may be required to make future payments in accordance with the agreement if certain drug development milestones are met. In clinical studies, CLOFAREX has shown promise as a potential new treatment for patients with hematological malignancies, including acute lymphocytic leukemia
(ALL) and acute myelogenous leukemia (AML), and in preclinical studies, for solid tumors. We are taking the lead role in developing CLOFAREX in the U.S. and Canada, where it will have exclusive manufacturing and marketing rights in exchange for an in-licensing fee, milestone payments and royalties. Bioenvision will retain the lead role in developing the compound in Europe and elsewhere, where it will have exclusive manufacturing and marketing rights and we will have rights to royalties.

         In February 2001, we acquired Symphar and its research platform in targeted medicinal chemistry and nuclear receptor biology, which has led to drug candidates in several therapeutic fields, including cancer and bone disease, an important complement to our oncology pipeline. The Symphar acquisition, combined with our preclinical angiogenesis inhibition program in Boston, gives us the strong capability to translate early-stage research leads into clinical drug development programs. Under the terms of the agreement, we acquired Symphar for $28.9 million, including $15.0 million in cash and 521,121 shares of our common stock.

         In July 2000, we entered into an agreement with BASF Pharma (BASF) for an exclusive, worldwide license of ILX-651, a synthetic pentapeptide analog of dolastatin. We filed an Investigational New Drug (IND) application in late 2000 and expects to begin human clinical trials shortly. We incurred $4.0 million in license issue fees as of December 31, 2000, of which $1.0 million was paid during the third quarter of 2000, and $3.0 million was paid in cash in the first quarter of 2001. We recorded a license fee expense accrual of $6.2 million in 2001 and this amount was paid in January 2002. We may be required to make future license maintenance fees in either cash or common stock in accordance with the agreement if certain drug development and time based milestones are met.

         In March 2000, ILEX Services, Inc. signed a multi-year services agreement with British Biotech plc (British Biotech) to provide contracted drug development services to complete the ongoing clinical development of British Biotech's drug, marimastat, in North America.

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


         In March 2000, we sold 3.0 million shares of common stock at $45.0 per share to selected institutional and other accredited investors in a private placement. Gross proceeds to the Company were approximately $135.0 million. Net proceeds to us were approximately $127.0 million.

         In September 1999, ILEX Services sold $5.0 million of its preferred stock (initially convertible beginning in September 2000, or earlier upon the occurrence of certain events, into 290,867 shares of our common stock) to IMPATH, Inc. In November 2000, IMPATH elected to convert its convertible preferred stock to shares of our common stock.

         In July 1999, we acquired Convergence Pharmaceuticals, Inc. (Convergence) of Boston, Massachusetts, a privately held research-based pharmaceutical company with an emerging portfolio of angiogenesis and DNA repair inhibitors. The terms of the agreement called for us to issue shares in exchange for Convergence's assets, as well as potentially issue earn-out shares, if certain development milestones are met. Under the terms of the agreement, we acquired Convergence in exchange for one million shares of our common stock. The total aggregate purchase price was approximately $10.0 million. The first milestone for the earn-out shares is defined as the initiation of treatment of the first patient following initiation of a Phase I trial of one of the Convergence compounds in the United States or Europe which, according to the agreement, had to occur no later than December 31, 2001. The first milestone was met in the fourth quarter of 2000. The value of the common stock issued in connection with the achievement of the first milestone related to the acquisition was calculated using a fair value of $29.125 per share. This per share fair value represents the closing price of our stock on the date the first milestone was achieved. This additional purchase price of approximately $14.6 was expensed as in-process research and development costs. The second milestone for the earn-out shares is defined as the initiation of treatment of the first patient following initiation of a Phase II trial of one of the Convergence compounds in the United States or Europe, which must occur no later than December 31, 2002. We expect to issue the shares in connection with the achievement of the second milestone in 2002.

CRITICAL ACCOUNTING POLICIES

         We believe that our most critical accounting issues include revenue recognition and cost estimation on certain contracts for which we use a percentage-of-completion method of accounting and the process of determining the amount of in-process research and development obtained in an acquisition.

         The percentage-of-completion accounting method is applied by our fee-for-service CRO business. Approximately 26% of total revenue was recognized under the percentage-of-completion method of accounting during 2001. This method relies on the estimated total cost and revenues at completion, and we believe that dependable estimates can be made during contract performance. Management reviews these estimates periodically and any revisions are charged to income in the period in which the revision is known. If our business conditions were different, or we used different assumptions in the application of this and other accounting policies, it is likely that materially different amounts would be reported in our financial statements. We are currently in the process of exiting the CRO business and we expect our revenues from the CRO and thus, under the percentage-of-completion method of accounting to decrease over the next year.

         Amounts recorded as in-process research and development are based upon assumptions and estimates regarding the amount and timing of projected revenues and costs as well as the appropriate discount rates and expected trends in technology. No assurance can be given, however, that the underlying assumptions used to estimate revenue, development costs or profitability or the events associated with such projects will transpire as estimated. For these reasons, actual results may vary from projected results. The most significant and uncertain assumptions relating to the in-process projects relate to the projected timing of completion and revenues attributable to each project.

         The following is a discussion of our consolidated financial condition and results of operations for 2001, 2000 and 1999. It should be read in conjunction with our Financial Statements, the Notes thereto and other financial information beginning on page F-1 of this report.

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS - DECEMBER 31, 2001 AND 2000

OPERATING REVENUES

         Total revenue decreased to $24.6 million in 2001, from approximately $27.6 million in 2000. The decrease of approximately $3.0 million, or 11%, was due to our decision to discontinue our fee-for-service CRO business. This decision was announced in February 2001. We expect our revenue from contract research services to further decrease as we complete our existing contracts. The increase in product development revenues of $613,000 reflects an increase in development revenue for CAMPATH in indications other than CLL.

OPERATING EXPENSES

         Total Operating Expenses. Total operating expenses increased to $158.7 million in 2001 from approximately $72.6 million in 2000. This increase of approximately $86.1 million, or 119%, is primarily attributable to a $71.5 million increase in in-process research and development costs associated with our acquisition of Symphar in February 2001 and our acquisition of Millennium's interest in the Partnership in December 2001. Also contributing to the increase in total operating expenses are the increases in research and development costs, licensing costs and general and administrative costs, partially offset by a decrease in the direct costs of research services. We believe that our research and development costs will continue to increase in future periods as we expand our preclinical studies and clinical trials associated with developing our own proprietary products.

         Research and Development Costs. Research and development costs increased to $33.8 million in 2001, from approximately $24.4 million in 2000. This increase of $9.4 million, or 39%, was due to increased development spending on our product candidates, particularly for CLOFAREX, Eflornithine and ILX-651. Additionally, research and development costs increased due to the acquisition of Symphar, our drug discovery research firm in Geneva, Switzerland.

         Licensing costs. Licensing costs increased to $10.3 million in 2001 from $6.1 million in 2000 or an increase of $4.2 million or 69%. The primary reason for the increase is a license fee expense accrual of $6.2 million related to an exclusive, worldwide license from Knoll AG (BASF Pharma) for ILX-651, a synthetic pentapeptide analog of dolastatin. Additionally, a payment of $1.1 million was made to Bioenvision upon our execution of a license agreement to acquire U.S. rights to CLOFAREX, a nucleoside analog. We may be required to make future payments in accordance with these agreements if certain drug development and time-based milestones are met.

         In-process Research and Development. In process research and development increased to $86.1 million in 2001 from $14.6 million in 2000. This increase if $71.5 million or 490% was due to the acquisitions of Symphar in February 2001 and Millennium's interest in the Partnership in December 2001. In-process research and development charges associated with the Symphar acquisition were $26.1 million, while such charges related to the acquisition of the 50% interest in the Partnership was $60.0 million.

         General and Administrative Costs. General and administrative costs increased to $13.5 million in 2001, from approximately $7.6 million in 2000. This increase of $5.9 million, or 78%, was due in part to our transition out of the fee-for-service CRO business, and the corresponding transition of our internal resources to focus on new business opportunities, build strategic relationships and develop our proprietary product candidates. The costs associated with these management and business development activities were previously included in direct costs of research services and are now reflected in general and administrative costs. Additionally, we incurred $1.6 million in professional and legal fees, recorded a reserve of $750,000 for office space that is no longer being utilized and, incurred a non-cash compensation charge for an employee incentive program.

         Direct Cost of Research Services. Direct costs of research services expense decreased to $15.0 million in 2001, from $19.9 million in 2000. This decrease of $4.9 million, or 25%, is attributable to the decrease in revenue from these services. Our margins have increased as a result of shifting various resources from the CRO business to our own products. We expect that direct costs of research services will continue to decline as our remaining contracts are completed.

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


OPERATING LOSS

         The loss from operations increased to $134.0 million in 2001, from $45.0 million in 2000. This increase of $89.0 million, or 198%, is primarily attributable to the increase in in-process research and development expenses. Also contributing to the increased operating loss is an increase in research and development and licensing costs for our own proprietary products.

EQUITY IN INCOME (LOSSES) OF RESEARCH AND DEVELOPMENT PARTNERSHIP AND CONTRACT RESEARCH AFFILIATE

         Equity in income (losses) in research and development partnership and contract research affiliate was income of $3.1 million in 2001, compared to a loss of $5.4 million in 2000, an improvement of $8.5 million. The income for 2001 includes pre-commercialization marketing and selling expenses incurred by the Partnership, which are offset by the Partnership's portion of global net earnings for the year. Global net sales of CAMPATH for the year 2001 were $27.1 million.

NET INTEREST INCOME AND OTHER

         Net interest income and other decreased to $10.0 million in 2001, from approximately $11.7 million in 2000. This decrease of $1.7 million, or 15%, is attributable to the accrual of a non-cash loss on the impairment of a held-to-maturity marketable security of $435.0 as well as the decline in interest rates throughout 2001.

NET LOSS

         Net loss increased $82.0 million in 2001, or 210%, to $121.0 million, from $39.0 million in 2000. Net loss per share increased $2.87 per share to $4.48 per share in 2001, from $1.61 per share in 2000. Excluding in-process research and development expense, net loss increased $10.5 million, or 43%, to $34.9 million, from $24.4 million in 2000, and net loss per share increased $0.29 per share to $1.29 per share, from $1.00 per share in 2000.

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

         Research and Development Costs. Research and development costs increased to $24.4 million in 2000, from approximately $16.2 million in 1999. This increase of $8.2 million, or 51%, was attributable to spending on increased spending compared to prior year on APOMINE(TM), OXYPRIM, and NM-3.

         Licensing fees. Licensing fees increased to $6.1 million in 2000 from $10,000 in 1999. The increase of $6.1 million was attributable to spending on ILX-651 for which we acquired an exclusive worldwide license in July of 2000.

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


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

         General and Administrative Costs. General and administrative costs increased to $7.6 million in 2000, from approximately $4.1 million in 1999. This increase of $3.5 million, or 85%, was due to an increase in salaries and related benefits, as well as an increase in leasing expenses for our new corporate headquarters and a charge of $1.0 million to terminate our previous lease agreement.

         Direct Cost of Research Services. Direct cost of research services increased to $19.9 million in 2000, from $13.2 million in 1999. This increase of $6.7 million, or 51%, was attributable to increases in both the number of contracts in process as well as the size and complexity of the contract research projects.

         Special Charges. We incurred special charges of $13.9 million in the first half of 1999. These charges included $12.3 million in costs associated with the termination of our agreement with PRN. In July 1997, we entered into a service agreement with PRN to jointly market our ability to conduct clinical trials. As part of our arrangement, we issued to PRN 626,788 shares of our common stock in 1997 and 1998. The value of these shares was recorded as an intangible asset to be amortized over the term of the relevant agreement. Effective June 30, 1999, ILEX and PRN terminated the agreement and we issued to PRN the remaining 629,200 shares of our common stock issuable under this agreement. We recorded a $12.3 million special charge associated with the value of such common stock and the write-off, in accordance with Statement of Financial Accounting Standard No. 121, of the net intangible asset associated with our arrangement with PRN. We have no further obligation to PRN with respect to this arrangement.

         The remaining $1.6 million in special charges consisted of a $750,000 accrual for a debt guarantee of an unaffiliated site management organization which we determined is uncollectible; a $350,000 write-down of computer equipment; and an approximate $500,000 write-off of an operating lease commitment for manufacturing equipment which we determined would no longer be utilized.

OPERATING LOSS

         The loss from operations increased to $45.0 million in 2000, from $40.4 million in 1999. This increase of $4.6 million, or 11%, is partially attributable to the increased research and development spending related to CAMPATH as well as an increase of $6.1 million in licensing costs. Also contributing to the increased operating loss is the increase in the direct costs of research services as well as an increase in general and administrative expenses. These increases in 2000 are offset partially by the special charges of $13.9 million in 1999.

EQUITY IN INCOME (LOSSES) OF RESEARCH AND DEVELOPMENT PARTNERSHIPS AND CONTRACT RESEARCH AFFILIATE

         Equity in losses in research and development partnerships and contract research affiliate was $5.4 million in 2000, compared to $7.1 million in 1999, a decrease in losses of $1.7 million, or 24%, primarily due to $3.3 million in losses of PFK incurred in 1999, which were partially offset by an increase of $1.6 million in losses of the Partnership due to pre-launch marketing and selling expenses incurred in the preparation of CAMPATH commercialization.

NET INTEREST INCOME AND OTHER

         Net interest income increased to $11.7 million in 2000, from approximately $1.7 million in 1999. This increase of $10.0 million, or 588%, was attributable to an increase in cash and investment balances as a result of our private placement in March 2000 as well as our secondary offering in November 1999.

NET LOSS

         Net loss decreased $7.1 million during 2000, or 15%, to $39.0 million, from $46.1 million in 1999. Net loss per share decreased $1.43 per share to $1.61 per share in 2000, from $3.04 per share in 1999. Excluding in-process

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


research and development and special charges, net loss increased $3.4 million, or 16%, to $24.4 million, from $21.0 million in 1999, and net loss per share decreased $0.38 per share to $1.01 per share, from $1.39 per share in 1999.

INCOME TAXES

         The availability of the net operating loss (NOL) and credit carryforwards to reduce U.S. federal taxable income is subject to various limitations under the Internal Revenue Code of 1986 (the Code), as amended, in the event of a greater than 50% ownership change as defined in Section 382 of the Code during the applicable three-year period. As of December 31, 2001, we had incurred such an ownership change. However, we do not believe that this change in ownership significantly affects our ability to utilize our NOL and tax credit carryforwards as of December 31, 2001, because the amount of the cumulative limitation (based upon our current market capitalization) during the carryforward period exceeds the total amount of NOL and tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         We historically financed our operations primarily through the sale of our capital stock, through development and licensing fee revenues provided by our collaborative partners under our collaborative agreements and through fee-for-service or participatory revenues pursuant to contracts with our CRO clients.

         At December 31, 2001, we had cash, cash equivalents, restricted investments and investments in marketable securities of $278.2 million and working capital of $105.0 million. Cash, cash equivalents, restricted investments and investments in marketable securities increased by $75.5 million primarily as a result of the public offering mentioned above, partially offset by $23.0 million in net cash used as a result of the acquisitions of Symphar and the 50% equity interest in the Partnership. Also offsetting the increase in cash, cash equivalents restricted investments and investments in marketable securities is the increase in overall operating expenses. We expect to incur costs of approximately $50.0 million in connection with the development of the in-process research and development obtained through the acquisition of Millennium's interest in the Partnership from 2002 through 2008. We also expect to incur an additional $31.0 million in connection with the acquired in-process research and development related to the acquisition of ILEX Research S.A. through 2007.

         In November 2001, we completed an underwritten public offering of our common stock pursuant to which we sold 5.75 million shares. The number of shares sold includes the underwriters' exercise of their overallotment option. Proceeds, net of offering costs, to us from this offering were approximately $128.9 million, which includes the reissuance of our 39,000 treasury shares. The net proceeds of this offering will be used in the next two years to fund a portion of the acquisition of Millennium's partnership interest in the Partnership. The balance of the net proceeds will be used to expand clinical trials and preclinical research; to fund research and development programs; for potential licenses or other acquisitions of complementary technologies or products; for general corporate purposes and for working capital.

         On October 29, 2001, we announced that we entered into a definitive agreement to purchase Millennium's 50% equity interest in the Partnership. The acquisition closed on December 31, 2001. The terms of the agreement include an initial cash payment of $20.0 million and an additional $120.0 million in scheduled payments to Millennium over the next three years, of which $20.0 million may be paid with our common stock. In addition, Millennium will be entitled to royalty payments based on U.S. CAMPATH sales above certain levels beginning in 2005. We estimate the purchase price at $127.6 million based on the net present value of the required future cash payments discounted at 6.5%, our estimated incremental borrowing rate.

         In July 2001, we entered into an agreement with the Dana-Farber Cancer Institute at Harvard Medical School (DFCI) for an exclusive, worldwide license for patent rights and technology relating to the MUC1 protein. The agreement requires us to pay approximately $200.0 in past patent expenses and up to $1.0 million in license fees, payable in a series of payments with the last payment occurring the second quarter of 2003. As of December 31, 2001, we expensed approximately $503.0 in license fees and past patent expenses in accordance with the agreement. We may be required to make future payments in accordance with the agreement if certain drug development milestones are met.

         In February 2001, we acquired Symphar and its research platform for approximately $30.0 million, including $15.0 million in cash and 521,121 shares of our common stock. The agreement specifies that, subject to

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


the viability of performance, we agree to fund a minimum operating and capital budget between $4.0 to $5.0 million annually for each of the next three years.

         In July 2000, we entered into an agreement with Knoll AG (BASF Pharma) for an exclusive, worldwide license of ILX-651, a synthetic pentapeptide analog of dolastatin. As of December 31, 2001, we had paid $4.0 million in license fees. We recorded additional license fee expense of $6.0 million in 2001, in accordance with the license agreement, that is payable in either cash or unrestricted stock by January 1, 2002. We may be required to pay future license maintenance fees in either cash or unrestricted stock in accordance with the agreement if certain drug development and time-based milestones are met.

         In January 1999, we entered into a development and licensing agreement for an oncology compound with Eli Lilly and Company (Lilly). Under the terms of the development and licensing agreement, Lilly has the option to further develop and commercialize the compound after completion of specified clinical trials and, if exercised, we are eligible to receive royalties. Should Lilly decide not to exercise its option, the Company will have to pay Lilly milestone payments and royalties on sales in addition to a license fee to continue development and commercialization of the compound.

         In March 2001, we paid $1.1 million to enter a definitive agreement to co-develop CLOFAREX (clofarabine), a nucleoside analog, with Bioenvision, Inc. In clinical studies, CLOFAREX has shown promise as a potential new treatment for patients with hematological malignancies, including acute lymphocytic leukemia
(ALL) and acute myelogenous leukemia (AML), and in preclinical studies, for solid tumors. We will take the lead role in developing CLOFAREX in the United States and Canada, where it will have exclusive manufacturing and marketing rights in exchange for an in-licensing fee, milestone payments and royalties. Bioenvision will retain the lead role in developing the compound in Europe and elsewhere, where it will have exclusive manufacturing and marketing rights and we will have rights to royalties.

         In 1994, we obtained two licensing agreements for oncology compounds from CTRC Research. During 1995 and 1996, we entered into six additional licensing agreements. All of the licensing agreements grant us the right to develop and market the oncology compounds covered by such agreements and to license the rights to such compounds to other third parties. In addition, we must also pay royalties upon commercialization of the compounds. Under certain agreements, we are required to make milestone payments, as defined in the agreements. At December 31, 2001, five of these licensing agreements had been terminated or allowed to expire. We have not attained any of the events that require a milestone payment for the three remaining licensing agreements.

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

         We plan to continue our policy of investing available funds in government securities and investment-grade, interest-bearing securities, none of which matures in more than five years. We do not invest in derivative financial instruments, as defined by Statement of Financial Accounting Standards No. 133 and 138.

         Our future expenditures and capital requirements will depend on numerous factors, but not limited to, the progress of our research and development programs, the progress of our non-clinical and clinical testing, the magnitude and scope of these activities, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in or termination of existing collaborative arrangements, the ability to establish, maintain and avoid termination of collaborative arrangements and the purchase of capital equipment and acquisitions of compounds, technologies or businesses. Our cash requirements are expected to continue to increase each year as we expand our activities and operations. As of December 31, 2001, we did not have any material commitments for capital expenditures. There can be no assurance that we will ever be able to generate product revenue or achieve or sustain profitability. We expect our cash, cash equivalents, and marketable securities will be adequate to cover all of our obligations for the next year.

         In connection with research and development efforts, the Company has entered into agreements with certain development partners, which generally expire over several years. The terms of these agreements require the Company to make payments in either cash or stock if certain drug development or time-based milestones are met. Total anticipated future commitments under these agreements are approximately $44.9 million.

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." This statement, which supersedes Accounting Principles Board Opinion No. 16, "Business Combinations" (APB No. 16) and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," requires that all business combinations be accounted for by the purchase method. SFAS No. 141 also requires that acquired intangible assets should be recognized as assets apart from goodwill if they meet one of two specified criteria. Additionally, the statement adds certain disclosure requirements to those required by APB 16, including disclosure of the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. This statement is required to be applied to all business combinations initiated after June 30, 2001. We have adopted SFAS No. 141.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather the Company must make an assessment of impairment by applying a fair-value-based test at least annually. This statement will be effective for fiscal years beginning after December 15, 2001, and we will therefore adopt SFAS No. 142 beginning January 1, 2002. Under the provisions of SFAS No. 142, the value of our intangible assets will no longer be subject to amortization but will be reviewed at least annually for impairment. Management anticipates that the adoption of SFAS No. 142 will have an immaterial effect on our consolidated financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

         We are exposed to some market risk through interest rates, related to its investment of its current cash, cash equivalents, restricted investments and marketable securities of approximately $278.2 million at December 31, 2001. These funds are generally invested in highly liquid treasury bills, money market accounts and corporate bonds. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short and long-term high quality investments. We have not used derivative financial instruments in our investment portfolio.

         Our European operations are denominated in local currency. We have unhedged transaction exposures in these currencies which are not considered material. We have not entered into any forward foreign exchange contracts for speculative, trading or other purposes.

ITEM 8. FINANCIAL STATEMENTS AND SCHEDULES

         The report of our Independent Public Accountants, Consolidated Financial Statements and Notes to Consolidated Financial Statements appears herein commencing on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by item 10 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

         The information called for by item 11 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by item 12 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by item 13 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements
                  Index to Financial Statements appears on Page F-1.

(b)      Reports on Form 8-K
         We have recently filed the following Form 8-K's:

                  Dated January 15, 2002, to disclose the purchase of the equity interests in the Millennium & ILEX Partnership held by Millennium Pharmaceuticals, Inc.

                  Dated November 20, 2001, to disclose the Company's entrance into an underwriting agreement to offer 5.75 million shares of common stock for sale.

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

2.3             Purchase and Sale Agreement dated October 29, 2001 by and among
                ILEX Oncology, Inc., ILEX Acquisitions, Inc., Millennium
                Pharmaceuticals, Inc, and mHoldings Trust (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 15, 2001)

3.1 Amended and Restated Certificate of Incorporation of the Company filed May 31, 2000 (Incorporated herein by reference to Exhibit
                3.1 of the Company's Quarterly Report on Form 10-Q filed August
                8, 2000)

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

4.2             Rights Agreement dated April 10, 2001 by and between ILEX
                Oncology, Inc. and American Stock Transfer & Trust Co. which includes as Exhibit A the Form of Certificate of Designations of Series I Preferred Stock, as Exhibit B the Form of Rights
                Certificate and as Exhibit C the Summary of Rights to Purchase
                Common Stock. (Incorporated herein by reference to Exhibit 4.1 to the Company's Form 8-K filed April 11, 2001)

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

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

10.4            Consulting Services Agreement dated March 16, 1995 between the
                Company and Charles A. Coltman, Jr., M.D. (Incorporated herein by reference to Exhibit 10.45 of the Company's Registration
                Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.5 1995 Stock Option Plan for the Company (Incorporated herein by reference to Exhibit 10.47 of the Company's Registration
                Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.6            Second Amended and Restated 1996 Non-Employee Director Stock
                Option Plan for the Company (Incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K filed
                April 2, 2001)

10.7            Form of Non-Employee Director Stock Option Agreement for the
                Company (Incorporated herein by reference to Exhibit 10.49 to the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.8 2000 Employee Stock Compensation Plan for the Company, as amended (Incorporated herein by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K filed April 2, 2001)

10.9            2000 Employee Stock Purchase Plan for the Company, as amended
                (Incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K filed April 2, 2001)

10.10           Form of Pledge Agreement between Cancer Therapy and Research
                Center Endowment and each of Gary V. Woods and Ruskin C. Norman,
                M.D. (Incorporated herein by reference to Exhibit 10.55 to the Company's Registration Statement No. 333-17769 on Form S-1 filed
                December 12, 1996, as amended)

10.11           Service Agreement dated June 30, 1997, between the Company and
                PRN Research, Inc. (Incorporated herein by reference to Exhibit
                10.4 to the Company's Quarterly Report on Form 10-Q filed August
                14, 1997)

10.12           Drug Development and Commercialization Agreement dated March 27,
                1998, between the Company and The Burnham Institute, Inc.
                (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 15, 1998)

10.13           Office Building Lease Agreement dated April 8, 1998, between the
                Company and N.W.A. Limited Partnership (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 14, 1998)

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


10.14           Stock Purchase Agreement dated January 22, 1999 between the
                Company and Eli Lilly and Company (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 17, 1999)

10.15           Registration Rights Agreement dated January 22, 1999 between the
                Company and Eli Lilly and Company (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed May 17, 1999)

10.16           Registration Rights Agreement dated July 16, 1999 among ILEX
                Oncology, Inc., Vikas Sukhatme, Raghuram Kalluri, Ralph
                Weichselbaum, Donald Kufe, Glenn C. Rice, Tsuneya Ohno, Stephen
                Dolezalek, Beth Israel Deaconess Medical Center and Arch
                Development Corporation (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated
                July 16, 1999 and filed July 30, 1999)

10.17           Stock Purchase Agreement dated July 16, 1999 by and between ILEX
                Oncology, Inc. and each of the Investors (as defined therein)
                (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed August 16, 1999)

10.18+          Distribution and Development Agreement between Millennium & ILEX
                Partners, L.P. and Schering AG dated August 24, 1999
                (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K/A filed September 21, 1999)

10.19 Letter agreement dated September 9, 1999, between the Company and Al J. Jecminek (Incorporated herein by reference to Exhibit
                10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

10.20           Form of Purchase Agreement between ILEX Oncology, Inc. and each
                Purchaser (Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3 dated March 8,
                2000 (Registration No. 333-32000))

10.21           Office Lease Agreement dated July 14, 2000, between Orion
                Fountainhead Two Partners, Ltd., and ILEX Oncology, Inc.
                (Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed November 14, 2000)

10.22           Consulting Services Agreement dated July 1, 1997, between the
                Company and Daniel D. Von Hoff, M.D. (Incorporated herein by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

10.23+          Supply Agreement dated as of June 4, 1999 between Millennium &
                ILEX Partners, L.P. (formerly L&I Partners, L.P.) and Boehringer
                Ingelheim Pharma KG. (Incorporated herein by reference to Exhibit 10.25 to the Millennium Pharmaceuticals, Inc. 10-K for the fiscal year ending December 31, 1999)

10.24+          License Agreement, dated May 2, 1997, between Millennium & ILEX
                Partners, L.P. (formerly L&I Partners, L.P.) and Millennium
                Pharmaceuticals, Inc (as successor to LeukoSite, Inc.).
                Incorporated by reference to Exhibit 10.17(b) to LeukoSite, Inc.'s Registration Statement on Form S-1 (No. 333-30213) filed
                June 27, 1997)

10.25+          First Amended and Restated Agreement of Limited Partnership of
                Millennium & ILEX Partners L.P. (formerly L&I Partners, L.P.)
                (Incorporated herein by reference to Exhibit 10.26 to the Millennium Pharmaceuticals, Inc. 10-K for the fiscal year ending
                December 31, 2000).

10.26           Investor Rights Agreement dated February 13, 2001 among ILEX
                Oncology, Inc., Valorous Trading PTE Ltd., Craig Bentzen,
                Jean-Charles Roguet, Mong Lan Nguyen and Eric Neissor.
                (Incorporated herein by reference to Exhibit 10.1 to the Company's current Report on Form 8-K filed February 28, 2001)

10.27*          2001 UK Employee Stock Compensation Plan

10.28*          Severance Agreement between ILEX Oncology, Inc. and Richard L.
                Love dated December 31, 2001

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------

11.1*           Computation of Earnings Per Share

21.1            Subsidiaries of the Company



                                                      State of               Names Under Which
                Name                                  Incorporation          Doing Business
                ----                                  -------------          --------------
                ILEX Oncology Services, Inc.          Delaware               ILEX Oncology Services, Inc.
                ILEX Products, Inc.                   Delaware               ILEX Products, Inc.
                Convergence Pharmaceuticals, Inc.     Delaware               ILEX Products Research Division
                ILEX Services Limited                 England and Wales      ILEX Services Limited
                ILEX Oncology Research, S.A.          Geneva, Switzerland    ILEX Oncology Research, S.A.
                ILEX Acquisitions, Inc.               Delaware               ILEX Acquisitions, Inc.
                ILEX Pharmaceuticals L.P.             Delaware               ILEX Pharmaceuticals L.P.

23*             Consent of Arthur Andersen LLP

*        Filed herewith.

+ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Antonio, Texas, on March 14, 2002.

                                       ILEX ONCOLOGY, INC.

                                 By:   /s/ Jeffrey H. Buchalter
                                       -----------------------------------------
                                       Jeffrey H. Buchalter
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

                                 By:   /s/ Michael T. Dwyer
                                       -----------------------------------------
                                       Michael T. Dwyer
                                       Executive Vice President and Chief
                                       Financial Officer
                                       (Chief Financial and Accounting Officer)

Pursuant to the requirements of Section 13 of 15(d) of the Securities Act of 1934, this report has been signed below on March 14, 2002 by the following persons in the capacities indicated.



                 SIGNATURE                                      TITLE
                 ---------                                      -----
           /s/ Gary V. Woods                       Director, Chairman of the Board



       /s/ Joseph S. Bailes, M.D.                  Director



      /s/ Jason S. Fisherman, M.D.                 Director



          /s/ Richard L. Love                      Director



       /s/ Ruskin C. Norman, M.D.                  Director



      /s/ Daniel D. Von Hoff, M.D.                 Director

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                Page
                                                                                                                ----

Report of Independent Public Accountants                                                                          F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000                                                      F-3

Consolidated Statements of Operations - For the Years Ended December 31, 2001, 2000 and 1999                      F-5

Consolidated Statements of Stockholders' Equity and Comprehensive Income - For the Years Ended
   December 31, 2001, 2000 and 1999                                                                               F-6

Consolidated Statements of Cash Flows - For the Years Ended December 31, 2001, 2000 and 1999                      F-7

Notes to Consolidated Financial Statements                                                                        F-8

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To ILEX Oncology, Inc.:

We have audited the accompanying consolidated balance sheets of ILEX Oncology, Inc. (a Delaware corporation), and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ILEX Oncology, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                     /s/ ARTHUR ANDERSEN LLP


San Antonio, Texas
February 25, 2002

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except shares and per share amounts)

                                                                                         December 31
                                                                                  -------------------------
                                   ASSETS                                            2001           2000
                                   ------                                         ----------     ----------

CURRENT ASSETS:
   Cash and cash equivalents                                                      $   84,518     $   18,099
   Investments in marketable securities                                               74,999        136,913
   Restricted investments                                                              1,331          1,635
   Accounts receivable, net of allowance for doubtful accounts of
     $164 and $344 in 2001 and 2000, respectively
       Billed                                                                          4,858          6,155
       Unbilled                                                                          612          2,186
       Employee                                                                          194            154
       Other                                                                             908            126
   Accounts receivable - Schering                                                      3,624             --
   Interest receivable                                                                 3,966          4,368
   Prepaid expenses and other                                                          2,069            975
                                                                                  ----------     ----------

                           Total current assets                                      177,079        170,611
                                                                                  ----------     ----------



NON-CURRENT ASSETS:
   Investments in marketable securities                                              114,619         42,960
   Restricted investments                                                              2,779          3,165
   Investments in and advances to                                                         --         (7,104)
        research and development partnership
   Completed technology asset                                                         64,800             --
   Trademark                                                                           2,800             --
   Assembled workforce, net of accumulated amortization of $87 in 2001                   213             --
   Other assets                                                                          509            248
                                                                                  ----------     ----------

                                                                                     185,720         39,269
                                                                                  ----------     ----------


PROPERTY AND EQUIPMENT, at cost, net of accumulated
   depreciation of $5,669 and $3,763 in 2001 and 2000, respectively                    6,108          6,476
                                                                                  ----------     ----------

                           Total assets                                           $  368,907     $  216,356
                                                                                  ==========     ==========


        The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except shares and per share amounts)

                                                                                    December 31
                                                                           ------------------------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY                        2001              2000
                   ------------------------------------                    ------------      ------------

CURRENT LIABILITIES:
   Accounts payable-
     Related parties                                                       $         35      $         30
     Other                                                                       16,688             6,706
   Accrued subcontractor costs-
     Related parties                                                                337               678
     Other                                                                        2,302             2,181
   Accrued liabilities                                                            4,951             3,671
   Deferred revenue                                                               2,537             4,423
   Advances from Schering                                                         7,704                --
   Note payable                                                                  37,559                --
                                                                           ------------      ------------

               Total current liabilities                                         72,113            17,689
                                                                           ------------      ------------

NON-CURRENT LIABILITIES:
     Deferred revenue                                                             1,103             1,302
     Note payable                                                                70,041                --
     Advances from Schering                                                       2,726                --
     Other non-current liabilities                                                1,896             1,360
                                                                           ------------      ------------
                        Total non-current liabilities                            75,766             2,662
                                                                           ------------      ------------

                        Total liabilities                                       147,879            20,351
                                                                           ------------      ------------

COMMITMENTS AND CONTINGENCIES (see Note 16)


STOCKHOLDERS' EQUITY:
   Convertible preferred stock, $0.01 par value; 20,000,000 shares
     authorized; no shares issued or outstanding                                     --                --
   Common stock, $0.01 par value; 100,000,000 shares authorized;
     32,316,829 and  25,815,243 issued; 32,316,829 and 25,776,243
     shares outstanding in 2001 and 2000, respectively                              323               258
   Additional paid-in capital                                                   458,171           312,687
   Accumulated deficit                                                         (237,274)         (116,320)
   Accumulated other comprehensive loss                                            (192)             (103)
   Less - Treasury stock at cost; 39,000 shares in 2000                              --              (517)
                                                                           ------------      ------------

               Total stockholders' equity                                       221,028           196,005
                                                                           ------------      ------------

               Total liabilities and stockholders' equity                  $    368,907      $    216,356
                                                                           ============      ============



        The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                                 Years Ended December 31
                                                                       ------------------------------------------
                                                                          2001            2000            1999
                                                                       ----------      ----------      ----------

REVENUE:
   Product development                                                 $    3,994      $    3,381      $    4,646
   Contract research services                                              20,650          24,204          13,457
                                                                       ----------      ----------      ----------

                      Total revenue                                        24,644          27,585          18,103
                                                                       ----------      ----------      ----------

OPERATING EXPENSES:
   Research and development costs                                          33,798          24,419          16,219
   Licensing costs                                                         10,281           6,116              10
   Direct costs of research services                                       15,007          19,920          13,227
   General and administrative                                              13,467           7,568           4,063
   In-process research and development                                     86,112          14,562          11,124
   Special charges                                                             --              --          13,882
                                                                       ----------      ----------      ----------

                      Total operating expenses                            158,665          72,585          58,525
                                                                       ----------      ----------      ----------

OPERATING LOSS                                                           (134,021)        (45,000)        (40,422)

OTHER INCOME (EXPENSE):
   Equity in income (losses) of-
     Research and development partnership                                   3,094          (5,370)         (3,824)
     Contract research affiliate                                               --              --          (3,310)
   Interest income and other, net                                           9,995          11,747           1,700
   Minority interest in consolidated subsidiary                                --            (262)            (82)
                                                                       ----------      ----------      ----------

LOSS BEFORE INCOME TAXES                                                 (120,932)        (38,885)        (45,938)

   Provision for foreign income taxes                                         (22)            (97)           (117)
                                                                       ----------      ----------      ----------

NET LOSS                                                               $ (120,954)     $  (38,982)     $  (46,055)
                                                                       ==========      ==========      ==========

BASIC AND DILUTED NET LOSS PER SHARE                                   $    (4.48)     $    (1.61)     $    (3.04)
                                                                       ==========      ==========      ==========

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
                                                                           27,011          24,285          15,144
                                                                       ==========      ==========      ==========


        The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                          (in thousands, except shares)

                                              Common Stock
                                       -----------------------------                     Receivables
                                                           $0.01         Additional       on Sale of
                                                            Par           Paid-In           Common          Deferred
                                          Shares           Value          Capital           Stock         Compensation
                                       ------------     ------------    ------------     ------------     ------------

BALANCES, December 31, 1998              12,613,593              127          67,623              (46)              --
Net loss                                         --               --              --               --               --
Foreign currency translation                     --               --              --               --               --

Comprehensive loss

Issuance of common shares in
 connection with termination of
 a collaborative agreement                  629,200                6           6,286               --               --

Issuance of common shares for
 acquisition of company                   1,000,000               10           9,928               --               --
Issuance of common shares sold in
 connection with collaborative
 agreement for drug compound                218,858                2           2,498               --               --
Exercise of stock options and               500,574                5             874               --               --
 warrants
Options issued for consulting
 agreements                                      --               --           2,167               --           (1,603)
Issuance of common shares in
 private placement, net of
 issuance costs                           2,389,200               24          19,976               --               --
Issuance of common shares in
 secondary offering, net of
 issuance costs                           4,200,000               42          54,469               --               --
Collections on receivables on
 sale of common stock                            --               --              --               46               --
                                       ------------     ------------    ------------     ------------     ------------

BALANCES, December 31, 1999              21,551,425              216         163,821               --           (1,603)
Net loss                                         --               --              --               --               --
Foreign currency translation                     --               --              --               --               --

Comprehensive loss

Exercise of stock options and
 warrants                                   418,787                4           1,975               --               --
Non-cash compensation expense                    --               --             206               --               --
Options issued for consulting
 agreements                                      --               --            (381)              --            1,603
Issuance of common shares in
 private placement, net of
 issuance costs                           3,000,000               30         127,190               --               --
Conversion of subsidiary's
 preferred stock to common stock            290,867                3           4,997               --               --
Issuance of common stock for
 achievement of development                 500,000                5          14,557               --               --
 milestone
Issuance of common stock for
 Employee Stock Purchase Plan                15,164               --             322               --               --
                                       ------------     ------------    ------------     ------------     ------------

BALANCES, December 31, 2000              25,776,243              258         312,687               --               --
Net loss                                         --               --              --               --               --
Foreign currency translation                     --               --              --               --               --

Comprehensive loss

Issuance of common shares for
 acquisition of company                     521,121                5          13,902               --               --
Issuance of common shares for
 employee stock purchase plan                23,148               --             491               --               --
Exercise of stock options and
 warrants                                   246,317                2           2,494               --               --
Non-cash compensation expense                    --               --             266               --               --
Issuance of common shares in
 secondary offering, net of
 issuance costs                           5,750,000               58         128,331               --               --
                                       ------------     ------------    ------------     ------------     ------------
BALANCES, December 31, 2001              32,316,829     $        323    $    458,171     $         --     $         --
                                       ============     ============    ============     ============     ============


                                                                         Accumulated
                                                                            Other
                                        Treasury        Accumulated     Comprehensive
                                          Stock           Deficit       Income (Loss)        Total
                                       ------------     ------------    -------------     ------------

BALANCES, December 31, 1998                    (517)         (31,283)              --           35,904
Net loss                                         --          (46,055)              --          (46,055)
Foreign currency translation                     --               --               --               --
                                                                                          ------------
Comprehensive loss                                                                             (46,055)
                                                                                          ============
Issuance of common shares in
 connection with termination of
 a collaborative agreement                       --               --               --            6,292

Issuance of common shares for
 acquisition of company                          --               --               --            9,938
Issuance of common shares sold in
 connection with collaborative
 agreement for drug compound                     --               --               --            2,500
Exercise of stock options and                    --               --               --              879
 warrants
Options issued for consulting
 agreements                                      --               --               --              564
Issuance of common shares in
 private placement, net of
 issuance costs                                  --               --               --           20,000
Issuance of common shares in
 secondary offering, net of
 issuance costs                                  --               --               --           54,511
Collections on receivables on
 sale of common stock                            --               --               --               46
                                       ------------     ------------     ------------     ------------

BALANCES, December 31, 1999                    (517)         (77,338)              --           84,579
Net loss                                         --          (38,982)              --          (38,982)
Foreign currency translation                     --               --             (103)            (103)
                                                                                          ------------
Comprehensive loss                                                                             (39,085)
                                                                                          ============
Exercise of stock options and
 warrants                                        --               --               --            1,979
Non-cash compensation expense                    --               --               --              206
Options issued for consulting
 agreements                                      --               --               --            1,222
Issuance of common shares in
 private placement, net of
 issuance costs                                  --               --               --          127,220
Conversion of subsidiary's
 preferred stock to common stock                 --               --               --            5,000
Issuance of common stock for
 achievement of development                      --               --               --           14,562
 milestone
Issuance of common stock for
 Employee Stock Purchase Plan                    --               --               --              322
                                       ------------     ------------     ------------     ------------

BALANCES, December 31, 2000                    (517)        (116,320)            (103)         196,005
Net loss                                         --         (120,954)              --         (120,954)
Foreign currency translation                     --               --              (89)             (89)
                                                                                          ------------
Comprehensive loss                                                                            (121,043)
                                                                                          ============
Issuance of common shares for
 acquisition of company                          --               --               --           13,907
Issuance of common shares for
 employee stock purchase plan                    --               --               --              491
Exercise of stock options and
 warrants                                        --               --               --            2,496
Non-cash compensation expense                    --               --               --              266
Issuance of common shares in
 secondary offering, net of
 issuance costs                                 517               --               --          128,906
                                       ------------     ------------     ------------     ------------
BALANCES, December 31, 2001            $         --     $   (237,274)    $       (192)    $    221,028
                                       ============     ============     ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

ILEX ONCOLOGY, INC.
2001 ANNUAL REPORT ON FORM 10-K
--------------------------------------------------------------------------------


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                           Years Ended December 31
                                                                                  ------------------------------------------
                                                                                     2001            2000            1999
                                                                                  ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                      $ (120,954)     $  (38,982)     $  (46,055)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                   2,424           2,521           2,226
       Special charges                                                                    --              --          13,882
       In-process research and development                                            86,112          14,562          11,124
       Net activity of research and development partnerships and                      (3,955)          4,570           4,426
         contract research affiliate
       Deferred income taxes                                                             (73)             --              --
       Minority interest in consolidated subsidiary                                       --             262              82
       Deferred compensation expense for consultants' options                             --           1,222             564
       Non-cash compensation expense                                                     266             206              --
       Loss on investment in marketable securities                                       435              --              --
       Loss on disposal of property and equipment                                        173             134              --
       Changes in operating assets and liabilities:                                       --              --              --
           (Increase) decrease in receivables, net                                     2,927          (4,107)         (3,974)
           Increase in prepaid expenses and other                                       (640)           (590)           (443)
           (Increase) decrease in other non-current assets                              (261)           (106)             75
           Increase (decrease) in accounts payable and accrued liabilities             8,415           5,536             (51)
           Increase (decrease) in accrued subcontractor costs                           (220)            207           1,519
           Increase (decrease)  in deferred revenue                                   (2,085)          2,816             876
           Increase (decrease) in other non-current liabilities                          281             876             (35)
                                                                                  ----------      ----------      ----------

                   Net cash used in operating activities                             (27,155)        (10,873)        (15,784)
                                                                                  ----------      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net activity of marketable securities' transactions                               (10,180)       (135,899)        (25,125)
   Net activity in restricted investments                                                690          (3,125)            170
   Purchase of property and equipment                                                 (1,986)         (4,017)         (1,723)
   Advances to research and development partnership and contract
     research affiliate                                                               (3,369)             --          (1,000)
   Proceeds from sale of property and equipment                                           59              --              --
   Acquisitions, net of cash acquired                                                (22,875)           (136)           (328)
                                                                                  ----------      ----------      ----------

                   Net cash used in investing activities                             (37,661)       (143,177)        (28,006)
                                                                                  ----------      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock for cash, net of issuance costs                          128,906         127,220          77,011
   Proceeds from sale of subsidiary's preferred stock                                     --              --           5,000
   Exercise of stock options and warrants                                              2,496           1,979             879
   Payment of cash dividends on subsidiary's preferred stock                              --            (344)             --
   Principal payments for capital lease obligations                                      (78)            (80)             --
   Collections on receivables on sale of common stock                                     --              --              46
   Payment of note payable assumed in acquisition                                         --              --          (1,000)
                                                                                  ----------      ----------      ----------

                   Net cash provided by financing activities                         131,324         128,775          81,936
                                                                                  ----------      ----------      ----------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                             (89)           (103)             --
                                                                                  ----------      ----------      ----------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                             $   66,419      $  (25,378)     $   38,146

CASH AND CASH EQUIVALENTS, beginning of year                                          18,099          43,477           5,331
                                                                                  ----------      ----------      ----------

CASH AND CASH EQUIVALENTS, end of year                                            $   84,518      $   18,099      $   43,477
                                                                                  ==========      ==========      ==========

        The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share information, per share information or as otherwise indicated)

1. ORGANIZATION AND OPERATIONS

ILEX Oncology, Inc., was incorporated in December 1993 under the laws of the State of Delaware and is a drug development company that is focused on oncology through its subsidiaries: ILEX Products, Inc. and subsidiaries (ILEX Products) and ILEX Oncology Services, Inc. and subsidiaries (ILEX Services). ILEX Products is focused in the areas of identification, development, manufacturing and regulatory approval of oncology compounds to develop cancer therapeutics and build a chemoprevention product platform. ILEX Services manages the clinical trials for our own product candidates, as well as oncology products being developed by other companies.

The accompanying consolidated financial statements include the accounts of ILEX Oncology, Inc., and its subsidiaries (collectively, the Company or ILEX). All significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2001 presentation.

In December 1996, the Company entered into an agreement with MPI Enterprises, L.L.C. (MPI) in order to form a drug development joint venture, which has been fully consolidated in the financial statements (see note 4). In June 1999, ILEX Services acquired certain assets and liabilities of Pharma Forschung Kaufbeuren GmbH (PFK), a European contract research affiliate, through its wholly owned subsidiary, ILEX Services Limited (Services Ltd.), which provides the Company a location from which European clinical trials are managed and supported in Guildford, England (see note 4). In July 1999, the Company acquired Convergence Pharmaceuticals, Inc. (Convergence), a Boston, Massachusetts company, and its portfolio of angiogenesis inhibitors (see note 6). In March 2000, ILEX Services, Inc. signed a multi-year services agreement with British Biotech plc (British Biotech) to provide contracted drug development services to complete the ongoing clinical development of British Biotech's drug, marimastat, in North America. In February 2001, the Company purchased Symphar S.A. (Symphar), now ILEX Oncology Research S.A. (Research S.A.), a research firm located in Geneva, Switzerland (see Note 6). In December of 2001, the Company acquired Millennium Pharmaceuticals, Inc.'s (Millennium) 50% equity interest in ILEX Pharmaceuticals, L.P. ,formerly known as Millennium & ILEX Partners, L.P. (the Partnership). ILEX now owns 100% of the Partnership, now known as ILEX Pharmaceuticals, L.P. (see Note 6).

The Company has one marketed product, CAMPATH(R), which was developed within the Partnership. In August 1999, the Partnership granted Schering AG (Schering) exclusive distribution and marketing rights to CAMPATH in the United States, Europe and the rest of the world, other than Japan and East Asia. CAMPATH was approved for marketing in the United States by the Food and Drug Administration in May 2001. Berlex Laboratories, Inc., the U.S. affiliate of Schering, is marketing CAMPATH in the United States. Sales of CAMPATH began in the United States in May 2001.

The European Commission issued marketing authorization for MabCAMPATH(TM), the trade name for CAMPATH in Europe, in July 2001. Under this authorization, the Partnership has the right to market MabCAMPATH in the 15 member states of the European Union and in two additional countries, Iceland and Norway. Schering began selling MabCAMPATH in Europe in August 2001.

Additionally, the Company has other drugs in clinical development and several product candidates in late preclinical research. All product rights are either acquired or in-licensed. The Company has not generated any revenues from product sales of these other drugs to date, and there can be no assurance that revenues from product sales will be achieved. The Company has incurred net losses to date and its ability to achieve a profitable level of operations in the future will depend in large part on the ability to complete development of its compounds, obtain regulatory approvals for such compounds, commercialize these potential products through marketing agreements with other companies or, if the Company chooses, market such compounds independently, successfully manufacture such compounds, and achieve market acceptance of such compounds. There can be no assurance that the Company will be successful in developing such compounds, obtaining such approvals, bringing such compounds to market, developing sales, marketing or distribution capabilities, manufacturing such products or generating market acceptance.

During 2001, the Company received $128.9 million in net proceeds from a common stock offering. This transaction provided resources which will be used in the next two years to fund a portion of the Company's acquisition of Millennium's partnership interests in the Partnership. The remaining net proceeds will be used to expand the Company's clinical trials and preclinical research; to fund our research and development programs; for the note payments associated with our acquisition of Millennium's interest in the Partnership; for potential licenses or for other acquisitions of complementary technologies or products; for general corporate purposes; and for working capital (see Note 8). However, the Company may require substantial additional funds to conduct research and development, to further develop its potential pharmaceutical products, and to manufacture and market any pharmaceutical products that may be developed. The Company expects its capital and operating expenditures to increase over the next several years. The Company's current sources of funding are derived from its collaborative agreements with its strategic partners, existing cash and cash equivalents and investments in marketable securities. The Company believes that its collaborative agreements with strategic partners, existing cash and cash equivalents and investments in marketable securities will satisfy its cash requirements for at least the next year. There can be no assurance, however, that additional funding will be available on acceptable terms, if at all.

2. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition.

   Product Development - Revenues from drug development studies are based on the time incurred on such studies.

   Contract Research Services - Revenues from contract research services are related to both fixed price and hourly based customer contracts and are recognized on a percentage-of-completion basis or as such services are performed. Reimbursable out-of-pocket costs incurred related to such contracts are netted against revenue.

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

        Computer & office equipment                     3 - 10 years
        Lab equipment                                   5 - 10 years
        Leasehold improvements                          2 - 15 years
        Leased equipment                                2 - 3 years

Deferred Revenue. Deferred revenue represents advances for services not yet rendered under contract research services and billings in excess of revenue recognized, and should be realized within six months to three years.

Investments in Marketable Securities. At December 31, 2001 and 2000, marketable securities have been categorized as held to maturity and are stated at amortized cost, as these securities have staggered maturity dates, and management of the Company does not intend to liquidate these securities before maturity. Marketable securities with an original maturity of less than one year are classified on the balance sheet as current assets, while securities with a maturity of greater than one year are classified as non-current assets. The fair value of marketable securities is based on currently published market quotations (see Note 3).

Credit Risk, Major Customer and Supplier. The Company places its excess temporary cash and cash equivalents in a money market account with high quality financial institutions. At times, such amounts may be in excess of the Federal Deposit Insurance Corporation's insurance limit as well as the Securities Investor Protection Corporation's limit. The Company's accounts receivable are primarily from pharmaceutical and biotechnology companies. Based on the Company's evaluation of the collectibility of these accounts receivable, an allowance for doubtful accounts of $164.0 and $344.0 was necessary at December 31, 2001 and 2000, respectively. The Company believes the exposure to credit risk related to the remaining accounts receivable is minimal.

For the years ended December 31, 2001, 2000 and 1999, the Company's top five customers accounted for 50%, 50% and 66% of total revenue, respectively. The following table represents total revenue in excess of 10% from significant customers:

          December 31, 2001      December 31, 2000     December 31, 1999
          -----------------      -----------------     -----------------
          $3,083        13%      $4,218       15%      $4,569       25%
           3,046        12%       3,323       12%       3,006       17%
           2,355        10%                             1,868       10%

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

Interest income and other, net. Included in interest income and other, net is $435.0 related to the accrual of a non-cash loss on the impairment of a held to maturity marketable security.

Income Taxes. The Company has incurred losses since inception for both book and tax purposes. The tax provision recorded in 2001, 2000 and 1999 relates to amounts accrued for the Company's wholly owned subsidiaries which operate in the United Kingdom and Switzerland.

Statements of Cash Flows. The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

Noncash financing and investing activities for the years ended December 31, 2001, 2000 and 1999, include the following:

                                                                              2001           2000            1999
                                                                           ----------     ----------     ----------

Conversion of subsidiary's preferred stock into common stock               $       --     $    5,000     $       --
Issuance of common stock for Employee Stock Purchase Plan                         491            322             --
Purchase of equipment under capital leases                                         --            273             --
Cashless exercise of warrants                                                      --              2              3
Issuance of common stock to Physician Reliance Network, Inc. (PRN)                 --             --          6,292
Issuance of common stock for acquisitions                                      13,907             --          9,938
Assets acquired in acquisitions                                                72,449             --            774
Liabilities assumed in acquisitions                                            14,179             --          2,199
Settlement of accounts payable through acquisitions                                --             --            566
Liability incurred in connection with acquisition                             107,600             --             --

Supplemental disclosures of cash flow information for the years ended December 31, 2001, 2000 and 1999, include the following:

                                                         2001           2000           1999
                                                      ----------     ----------     ----------

     Cash paid during the year for-
         Interest                                     $       17     $        2     $       --
         Foreign income taxes                                 93             98             --

Foreign Currency Translation. The Company has wholly owned subsidiaries based in the United Kingdom and Switzerland. The financial statements of these subsidiaries were prepared in British pounds and Swiss francs, respectively, and translated to United States (U.S.) dollars based on the current exchange rate at the end of the period for the assets and liabilities and a monthly weighted-average rate for the period in the statements of operations. Such translation adjustments are included in other comprehensive loss. Gains or losses on foreign currency transactions are included in direct costs of research services and in research and development expenses for Services Ltd. and Research S.A., respectively.

Net Loss Per Share. Basic net loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted net loss per share is equal to basic net loss per share, as the effect of all common stock equivalents is antidilutive.

Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." This statement, which supersedes Accounting Principles Board Opinion No. 16, "Business Combinations" (APB No. 16) and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," requires that all business combinations be accounted for by the purchase method. SFAS No. 141 also requires that acquired intangible assets should be recognized as assets apart from goodwill if they meet one of two specified criteria. Additionally, the statement adds certain disclosure requirements to those required by APB 16, including disclosure of the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. This statement is required to be applied to all business combinations initiated after June 30, 2001. The Company has adopted SFAS No. 141.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather the Company must make an assessment of impairment by applying a fair-value-based test at least annually. This statement will be effective for fiscal years beginning after December 15, 2001, and the Company will therefore adopt SFAS No. 142 beginning January 1, 2002. Under the provisions of SFAS No. 142, the value of the Company's intangible assets will no longer be subject to amortization but will be reviewed at least annually for impairment. Management anticipates that the adoption of SFAS No. 142 will have an immaterial effect on the Company's consolidated financial statements.

3. INVESTMENTS IN MARKETABLE SECURITIES

Securities held to maturity at December 31, 2001 are summarized as follows:

                                                                  GROSS          GROSS
                                                                UNREALIZED     UNREALIZED
                                                 BOOK VALUE       GAINS          LOSSES        FAIR VALUE
                                                 ----------     ----------     ----------      ----------
Asset-backed securities:
  One year or less                               $   27,966     $      192     $       (2)     $   28,156
  > 1 year and less than 5 years                     23,921              2           (282)         23,641
Government/Agency securities:
  > 1 year and less than 5 years                      9,500             12            (19)          9,493
Municipal bonds:
  One year or less                                    2,000             --             --           2,000
  > 1 year and less than 5 years                      1,449             --             (4)          1,445
Foreign government securities:
  One year or less                                    1,281              3             --           1,284
Corporate securities:
  One year or less                                   43,752            778             (3)         44,527
  > 1 year and  less than 5 years                    79,749            192           (372)         79,569
                                                 ----------     ----------     ----------      ----------
Total securities held to maturity
at December 31, 2001                             $  189,618     $    1,179     $     (682)     $  190,115
                                                 ==========     ==========     ==========      ==========

Securities held to maturity at December 31, 2000 are summarized as follows:

                                                              GROSS          GROSS
                                                            UNREALIZED     UNREALIZED
                                             BOOK VALUE       GAINS          LOSSES        FAIR VALUE
                                             ----------     ----------     ----------      ----------
Asset-backed securities:
  One year or less                           $   18,262     $       54     $       --      $   18,316
U.S. Treasury securities:
  One year or less                                  275             --             --             275
Foreign government securities:
  One year or less                                3,064              5             --           3,069
  > 1 year less than 5 years                      1,258             15             --           1,273
Corporate securities:
  One year or less                              115,312            317            (73)        115,556
  > 1 year less than 5 years                     41,702            155             (8)         41,849
                                             ----------     ----------     ----------      ----------
Total securities held to maturity at
December 31, 2000                            $  179,873     $      546     $      (81)     $  180,338
                                             ==========     ==========     ==========      ==========

During 2001, the Company sold seven corporate securities with a book value of $26.4 million prior to their stated maturity resulting in a net gain of $129.0, which is included in interest income and other, net on the Company's consolidated income statement. The decision to sell these securities was based upon the decline of credit ratings of such securities. Due to the decline in these credit ratings, these securities no longer conformed with the Company's investment policy. The Company has no securities with a maturity date of greater than five years.

4. INVESTMENTS IN AND ADVANCES TO RESEARCH AND DEVELOPMENT PARTNERSHIP AND CONTRACT RESEARCH AFFILIATE

In May 1997, the Company entered into an agreement with LeukoSite, Inc., now Millennium, for an equally owned joint venture, L&I Partners, L.P., for research collaboration endeavors. In March 2000, the joint venture changed its name to Millennium & ILEX Partners, L.P. The Company historically accounted for its investment in the Partnership using the equity method of accounting. The Company entered in to an agreement to purchase Millennium's interest in the Partnership on October 29, 2001 and the transaction was completed on December 31, 2001. Accordingly, the balance sheet of the Partnership has been consolidated as of December 31, 2001 (see Note 6).

In August 1999, the Partnership entered into an agreement, which grants Schering AG (Schering) exclusive marketing and distribution rights to CAMPATH in the U.S., Europe and the rest of the world except Japan and East Asia, where ILEX has retained rights. The agreement provides that Schering will advance up to $30.0 million to the Partnership for the rights to CAMPATH and for the achievement of certain regulatory milestones. Profits from the sale of CAMPATH in the U.S. were historically shared equally among ILEX, Millennium and Schering's U.S. affiliate, Berlex Laboratories, Inc. For sales made outside the U.S., Schering makes royalty payments to the Partnership approximately equivalent to the rate of profit sharing in the U.S.

The agreement provides for interest bearing (prime rate plus 1%) advances to the Partnership of up to $30.0 million in up-front and milestone payments. The Partnership has received a total of $30.0 million of these payments, with the final $10.0 million received in 2001. These amounts are included in the Company's balance sheet as "Advances from Schering". The revenues recorded by the Partnership are based upon the research and development expenses they incurred which, pursuant to the distribution agreement, offset the advance balances due Schering. The services rendered under the agreement are related to chronic lymphocytic leukemia (CLL) and renal transplant, multiple sclerosis (MS) development and other oncology services. The advance balance is reduced and revenue is recognized at an amount equal to 110% of CLL and renal transplant services and 77% each of MS development and other oncology services. For these non-CLL indications, a receivable is recognized and revenue is recorded for the additional 33%. This receivable is included in Accounts receivable - Schering in the Company's balance sheet at December 31, 2001.

The following is summarized financial information for the Partnership:

                     Summarized Income Statement Information

                                             2001         2000          1999
                                           --------     --------      --------

     Revenue                               $ 18,072     $  9,670      $  3,750
     Operating expenses                      11,414       19,694        11,339
                                           --------     --------      --------
     Operating income (loss)                  6,658      (10,024)       (7,589)
     Net income (loss)                     $  6,188     $(10,740)     $ (7,686)
                                           ========     ========      ========

                      Summarized Balance Sheet Information

                                              2000
                                            --------

         Assets                             $  4,755
         Liabilities                          21,855
                                            --------

         Partners' equity                   $(17,100)
                                            ========

On December 31, 2001, the Company purchased Millennium's 50% interest in the Partnership for a total purchase price of approximately $127.6 million (see Note
6). The assets and liabilities in the summarized financial statements above are included in the Company's consolidated financial statements, net of any intercompany eliminations as of December 31, 2001. The balance sheet information above does not include 2001 amounts as they are consolidated in the Company's consolidated balance sheet at December 31, 2001.

In September 1997, the Company entered into an agreement with PFK, a German contract research organization, to purchase a 30% equity interest in PFK. In 1998, the Company purchased an additional 10% equity interest in PFK for a cash payment of $519.0, bringing the Company's total ownership interest in PFK to 40%. In June 1999, ILEX Services acquired certain assets and liabilities of the former PFK offices in the United Kingdom through its wholly owned subsidiary, Services Ltd. The acquisition, for $541.0, was accounted for as a purchase and provides ILEX Services with a location from which European clinical trials are managed and supported in Guildford, England. On June 1, 1999, ILEX Services incurred one-time exit costs of approximately $2.9 million in letter of credit guarantee funding costs and a write-off of its remaining investment in PFK. While the Company continues to hold a 40% interest in PFK, management believes the funding provided to PFK under the letter of credit is uncollectible and, accordingly, has expensed such amount as additional losses attributable to its contract research affiliate.

In December 1996, the Company entered into an agreement with MPI, for an equally owned joint venture, MPILEX, L.L.C. for research collaboration endeavors. At December 31, 1998, as a result of making contributions to MPILEX in excess of MPI's contributions, the Company had a majority ownership interest in and controlling interest of MPILEX. The activity for the venture has been fully consolidated in the Company's 2000 and 1999 operating results with all significant intercompany transactions and accounts being eliminated. In December 2000, the Company elected to dissolve the joint venture.

5. PROPERTY AND EQUIPMENT

During 2001 and 2000, the Company disposed of office furniture, equipment, computers, software and related peripherals with a cost of $716.0 and $1,177.0, respectively, and a net book value of approximately $232.0 and $134.0. Net loss for the years ended December 31, 2001 and 2000 includes a loss of $173.0 and $134.0, respectively, resulting from the disposition of certain furniture and computer equipment and has been included in operating expenses of the Company. During 2000, the Company disposed of fully depreciated assets, which consisted primarily of computers and related peripherals, in the amount of $334.0. Additionally in 2000, the Company wrote off leasehold improvements with a net book value of approximately $450.0, which was included in operating expenses.

Property and equipment are composed of the following:

                                                                     December 31,
                                                                ----------------------
                                                                  2001          2000
                                                                --------      --------

         Computer & office equipment                            $  7,259      $  6,303
         Lab equipment                                             3,008         2,554
         Leased equipment                                            273           273
         Leasehold improvements                                    1,237         1,109
                                                                --------      --------
                                                                  11,777        10,239
         Accumulated depreciation and amortization                (5,669)       (3,763)
                                                                --------      --------
         Net property and equipment                             $  6,108      $  6,476
                                                                ========      ========

6. MERGERS AND ACQUISITIONS

The Partnership

On October 29, 2001, the Company announced that it had entered into a definitive agreement to purchase Millennium's 50% equity interest in the Partnership. The acquisition closed on December 31, 2001. The terms of the agreement included an initial cash payment of $20.0 million and an additional $120.0 million in scheduled payments to Millennium over the next three years, of which $20.0 million may be paid with the Company's common stock. In addition, Millennium will be entitled to royalty payments based on U.S. CAMPATH sales above certain levels beginning in 2005. ILEX estimates the purchase price at $127.6 million based on the net present value of the cash payments discounted at 6.5% (the prime interest rate plus 1%), the Company's estimated incremental borrowing rate. The purchase price was allocated to the assets purchased and in-process research and development costs based upon their respective fair values. The purchase price was allocated as follows:

Completed technology asset                       $ 64,800
Trademark                                           2,800
In-process research and development                60,000
                                                 --------
Total purchase price                             $127,600
                                                 ========

The purchase price was arrived at through negotiations between the Company and Millennium and was based on a variety of factors, including but not limited to the prospect for commercializing certain of the assets of the Partnership.

The Company has recorded intangible assets such as purchased technology and a trademark in the amounts of $64.8 million and $2.8 million, respectively. These intangible assets will be amortized over 14 years. In connection with the purchase, the Company acquired additional assets of $14.2 million and additional liabilities of $13.7 million. In accordance with purchase accounting, the Company has included the results of operations for the additional 50% interest in the Partnership as of the date of acquisition.

In connection with the purchase price allocation, $60.0 million was expensed as a charge for the purchase of in-process research and development. The Company allocated values to the in-process research and development based on an independent appraisal of the research and development projects. The income approach was utilized to develop values for the Company's completed technology and know-how, in-process research and development and trademark. In assessing the qualification of the acquired assets as in-process research and development, the developmental projects were evaluated in the context of SFAS No. 2 and SFAS No. 86. Such evaluation consisted of a specific review of the efforts, including the overall objectives of the project, progress toward the objectives and the uniqueness of the developments of these objectives. Further, each in-process research and development project was reviewed to determine if technological feasibility has been achieved. The acquired in-process research and development was confined to new products/technologies under development that were intended to address emerging market needs and requirements. No routine efforts to incrementally refine or enhance existing products or production activities were included in the acquired in-process research and development. It was determined that the in-process technologies could only be used for specific and intended purposes. Due to the specialized nature of the

CAMPATH clinical trial programs, management anticipated no alternative future value from these efforts if the projects were not completed as planned.

As of the acquisition date, the Company was underway with several research and development programs including post-marketing CLL trials to obtain a second and/or first line treatments, as well as clinical studies related to new markets such as non-Hodgkin's lymphoma (NHL), multiple sclerosis (MS) and transplant indications. In addition to expanding the drug's markets, other R&D projects are focused on developing an advanced delivery mechanism for all applications. Projected revenues for in-process R&D cash flows were based on forecasts provided by ILEX and Schering management. The Company projects generating revenues from its in-process R&D as early as late 2002 after completion of certain CLL development programs. Revenues for non-CLL indications are estimated to begin anywhere from 2002-2004. Revenues are expected to peak in 2010-11 and decline thereafter. Approximate market share ranges for the respective indications were: CLL:10-24%; NHL:1-12%; MS: 1-20%; and transplant indications:
5-25%. Costs of revenue and selling, general and administrative expenses were estimated as a percentage of revenue. Research and development expense was segregated into a) maintenance R&D and b) development or cost-to-complete R&D. Maintenance research and development was provided as a part of management's forecast, which was estimated at $500.0 for 2001 with annual increases of 5%. These expenses were charged to the in-process R&D cash flows based on their respective share of overall revenue. Development R&D expense was also projected by management for each indication.

For the purposes of the independent appraisal, only the economics related to the lead indications for CAMPATH were considered. These indications are CLL, non-Hodgkin's lymphoma (NHL), multiple sclerosis (MS) and transplant indications. At the time of the acquisition, management estimated that the Company has spent approximately $4.3 million toward all in-process research and development programs and an additional $50.0 million is expected to be incurred from 2002 through 2008 to complete on-going developments related to these programs.

NHL represents approximately 43% of the in-process research and development value and 23% of the completed technology asset based on discount rates of 27.5% and 25%, respectively. NHL is a term that describes a collection of lymphomas, or malignant tumors that develop in the lymphatic system, with different natural courses, responses to treatment and overall survival rates. Thus far, scientists have identified more than twenty unique sub-types of NHL. As they continue to subdivide these malignancies, they will identify new targets for more effective therapy. Based on management forecast data, the approximate market size in the U.S. was estimated at over $1.3 billion in 2001 and at nearly $1.6 billion in 2005. As of the date of the acquisition, the project was to generate net cash inflows no sooner than 2005 and the Company expects to spend an additional $20.0 to $22.0 million in research and development to complete ongoing development related to the in-process research and development.. As of December 31, 2001, the Company had not abandoned, nor had any plans to abandon CAMPATH clinical trial programs related to the NHL indication.

CLL represents approximately 37% of the in-process research and development value and approximately 77% of the completed technology asset based on discount rates of 25% for both in-process research and development and the completed technology asset. CLL is characterized by the abnormal accumulation of a specific type of leukocyte, eventually leading to bone marrow dysfunction and enlargement of the lymph nodes, liver and spleen. The Company's current FDA approval is for third-line treatment of CLL. Preliminary research indicates that it may be effective as a second-line or even primary agent for the disease. Based on management's forecast, the breakdown of CLL patient treatments approximates: third-line treatments (15%); second-line treatments (35%) and first-line treatments (50%). The approximate CLL market size in the U.S. was estimated at over $300.0 million in 2001 and is expected to grow to nearly $400.0 million in 2005. As of the date of the acquisition, the project was expected to generate net cash inflows no sooner than 2003 and the Company expects to spend an additional $19.0 million in research and development to complete ongoing development related to the in-process research and development. As of December 31, 2001, the Company had not abandoned, nor had any plans to abandon the CAMPATH clinical trial programs related to second and first-line CLL treatments.

MS represents approximately 17% of the in-process research and development value based on a discount rate of 30%. MS is signified by multiple areas of inflammation and scarring of the myelin in the brain and spinal cord. Myelin is the tissue that covers and protects nerve fibers. When this occurs, nerve communication is disrupted. The necessity for early treatment is becoming increasingly clearer. The message is that early treatment seems to delay disability presumably by decreasing the injury to the nervous system by MS. Based on management forecast data, the approximate MS treatment market size in the U.S. was estimated at over $650.0 million in 2001, increasing to over $750.0 million in 2005. This project is expected to generate net cash inflows no sooner than 2004 and the Company expects to spend an additional $17.0 million in research and development to complete ongoing development related to the in-process research and development. As of the date of the acquisition, the Company had not abandoned, nor had any plans to abandon the CAMPATH clinical trial programs related to the MS indication.

Transplant indications represent approximately 3% of the in-process research and development value based on a discount rate of 40%. Bone marrow transplants attempt to cure many different types of cancer and diseases. A bone marrow transplant in which the bone marrow is donated by an individual, usually a brother or sister, whose bones marrow genetically matches that of the patient as closely as possible is called an allogeneic transplant. The number of allogeneic transplants in the U.S. approximates 7,000 annually. Based on management forecast data, the approximate allogeneic bone marrow transplant therapy market size was estimated at over $40.0 million in 2001, growing to nearly $50.0 million in 2005. This project is expected to generate net cash inflows no sooner than 2003. As of the date of the acquisition, the Company expects to spend an additional amount of $100.0 to $300.0, to complete ongoing development related to the in-process research and development. As of December 31, 2001, the Company had not abandoned, nor had any intentions to abandon the CAMPATH clinical trial programs related to transplant indications.

A charge was assessed against the oncology projects (CLL and NHL) in-process research and development cash flows to reflect the leverage of clinical trial experience gained during the development and approval process for the Company's current CAMPATH label. Based on a standard rate calculation and review of comparable industry data, a core charge of 3% was utilized. Other charges decreasing the in-process research and development cash flows included: i) profit-sharing expenses to Schering; ii) return on working capital and fixed assets and iii) return on the trademark intangible asset. According to industry analyst reports, pharmaceutical product life cycles are generally segmented into three categories based on several characteristics: short (product revenue peaks 5-7 years post-launch); medium (revenue peaks 8-10 years post-launch); and long (revenue peaks 12-15 years post-launch). The analysis utilized a medium life cycle assessing the value of the Company's in-process research and development. Without successfully completing the in-process research and development projects, the Company would be unable to realize product revenue for additional indications.

The Company's completed technology resides in its right to manufacture and market CAMPATH specifically for patients with B-cell chronic lymphocytic leukemia who have been treated with alkylating agents and have failed fludarabine therapy. The current CAMPATH label is considered a third-line treatment for CLL. Since 1999, the Company has spent over $18.0 million on CAMPATH development efforts related to the approved indication. Projected revenue for the completed technology cash flows were based on forecasts provided by ILEX management. The forecast for the U.S. market was a bottoms-up approach beginning with the incidence of CLL. The forecast for the non-U.S. market was provided to ILEX from Schering. Cost of revenue and selling, general and administrative expenses were projected as a percentage of revenue. These expenses were charged to the completed technology cash flows based on their respective share of overall revenue. Other charges decreasing the completed technology cash flows included: profit sharing expenses to Schering; return on working capital and fixed assets; and return on the trademark intangible asset. The discount rate of 20% was used, to reflect the lower level of risk inherent in the approved CAMPATH label. The projected financial data used in the analysis included only cash flows attributable to the acquired partnership assets.

The Company trademark value is attributable to CAMPATH and variations thereof, including MabCAMPATH that is utilized in the European market. The analysis utilized the relief from royalty method in determining the value of the CAMPATH trademark. In applying this method, a hypothetical royalty expense is calculated by applying a reasonable royalty rate to expected revenues. Management anticipates using the CAMPATH trademark for oncology-related indications. Non-oncology revenue streams will likely have different branding and marketing. The trademark analysis considered only the CLL and NHL projected revenues as a base for the royalty calculation. The analysis considered several different royalty rate indications in estimating a royalty rate that reflected the CAMPATH brand's relative characteristics. In addition, an industry accepted general rule for assessing intangible value was considered. This rule indicates that 25% of operating income is an appropriate royalty rate for key intellectual property. After consideration of each indication, a pre-tax royalty of 1% was selected for the trademark analysis. A discount rate similar to that of the overall Company was considered appropriate for this analysis.

As of December 31, 2001, the Company had no plans to abandon any of the projects associated with the above indications. The Company believes that the foregoing assumptions used in the purchase price allocation were reasonable at the time of acquisition. No assurance can be given, however, that the underlying assumptions used to estimate revenue, development costs or profitability or the events associated with such projects will transpire as estimated. For these reasons, actual results may vary from projected results. The most significant and uncertain assumptions relating to the in-process projects relate to the projected timing of completion and revenues attributable to each project.

Symphar

On February 13, 2001, the Company acquired Symphar, a research firm located in Geneva, Switzerland. The acquisition has been accounted for using the purchase method of accounting. Under the terms of the agreement, ILEX acquired Symphar for approximately $24.0 million, which included cash of $10.0 million, and 521,121 shares of the Company's common stock, the resale of which were registered with the Securities and Exchange Commission on a registration statement on Form S-3 on May 1, 2001. The value of the common stock issued in connection with this merger was calculated using a fair value of $26.6875 per share. This per share fair value represents the closing price of the Company's stock on the day the merger was announced. According to the agreement, if certain criteria are met a $5.0 million cash payment will be made. This payment was made in December 2001 and the Company expensed this as an additional $5.0 million of in-process research and development.

The Symphar purchase price was allocated to the assets purchased, liabilities assumed, intangible assets and in-process research and development expense based upon their respective fair values as follows:

         Current assets                     $  2,744
         Property and equipment                  215
         Intangible asset                        300
         Current liabilities                    (464)
         In-process research and
         development                          26,112
                                            --------
             Total purchase price           $ 28,907
                                            ========

The cash portion of the purchase price came from the Company's working capital. The amount paid by the Company was arrived at through negotiations between the Company and the shareholders of Symphar and was based on a variety of factors, including, but not limited to, the prospect for commercializing certain of the assets of Symphar and the nature of the research-based pharmaceutical industry. The new entity now operates under the name ILEX Oncology Research, S.A. Concurrent with the acquisition, Research S.A. entered into a three-year employment agreement with one of the founders of Symphar. The founder was granted an option to purchase a total of 30,000 shares of the Company's common stock under terms of the 2000 Employee Stock Compensation Plan.

Of the $15.0 million cash payment, the Company placed $4.5 million in escrow as a reserve for possible indemnification against certain future claims. This amount was included in the purchase price allocation and will be released in equal installments of $1.5 million every six months following closing for a period of 18 months provided no claims arise. As of December 31, 2001, $1.5 million has been released from escrow. Under the terms of the agreement, $5.0 million of the purchase price was held as a contingent payment to be released in the event a legally binding commitment is executed by February 14, 2002 with a third party acceptable to ILEX to provide research funding of at least $5.0 million for certain non-oncology indications. Upon the execution of an agreement with a third party, the Company would recognize additional in-process research and development expense for the $5.0 million contingent payment. The additional contingent payment was earned in December 2001 and, accordingly, the Company recorded an additional $5.0 million in-process research and development expense. The agreement also specifies that, subject to the viability of performance, the Company agrees to fund a minimum operating and capital budget between $4.0 to $5.0 million annually for each of the next three years.

Additionally, the Company has recorded an intangible asset in the amount of $300.0 related to an assembled work force. This asset was amortized throughout 2001 based on an estimated useful life of three years. In accordance with SFAS No. 142, the Company will cease amortization on January 1, 2002 and will review the asset for impairment at lease annually. In accordance with purchase accounting, the Company has included the results of operations for Research S.A. from the date of acquisition.

In connection with the purchase price allocation, $26.1 million was expensed as a charge for the purchase of in-process research and development. The Company allocated values to the in-process research and development based on an independent appraisal of the research and development projects. The income approach was the primary technique utilized in valuing the purchased research and development projects. The value assigned was limited to significant research projects for which technological feasibility had not been established, including development, testing and regulatory activities associated with the introduction of Research S.A.'s projected product launches. The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. Due to the complexity of the acquired research and development, the technologies under development could, once completed, only be economically used for their specific and intended purposes in the targeted disease segments. If the Company were to fail in its efforts to commercialize its developmental drug candidates, no alternative economic value is envisioned at this time. Given the very specific nature of the development, it was determined that there were no alternative economic uses for the acquired research and development outside of those originally envisioned by the Company. The assembled work force was valued using the cost approach. Under this approach, the work force is valued by calculating the savings realized by the Company through obtaining a pre-existing, trained and fully efficient operations and administrative team rather than incurring the costs to assemble and train an equivalent work force.

The independent appraisal also considered the fact that the existing know-how diminishes in value over time as new technologies are completed and changes in market conditions render current products and methodologies obsolete. The assumptions underlying the cash flow projections used were derived primarily from investment banking reports, historical results, company records and discussions with management.

The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company, and competitors. Future royalty revenue estimates were aggregated for the APOMINE cancer indications and Lp(a) inhibitor based on management's estimate of the following: (i) addressable number of patients in the US market,
(ii) market penetration, (iii) average sales price, (iv) estimate of remaining worldwide market and (v) the Company's projected royalty rate received from its partner. The discount rate selected for the in-process technology was 30% for both APOMINE and Lp(a). Due to the aggressive nature of management's forecast and the high level of risk associated with the Company achieving the projected cash flows, the discount rate was calculated using venture capital-type rates of return. The rate was determined based on analysis of three venture capital studies utilizing rates appropriate to start-up type companies.

For the purposes of the independent appraisal, only the economics related to Research S.A.'s lead drug candidates, APOMINE and Lp(a) were considered. It was determined that forecasting cash flows for Research S.A.'s other developmental projects was not feasible at the time of acquisition due to their early stage of development. At the time of acquisition, management estimated that approximately $14.0 million to $15.0 million had been spent on APOMINE and Lp(a), respectively, to date, and an additional $17.0 million to $20.0 million is expected to be incurred to complete clinical testing and gain marketing approval.

APOMINE, targeted at several cancers, as well as osteoporosis, represented approximately 45% of the in-process research and development value. As of the date of the acquisition, the project was expected to be completed and commercially available in the U.S. no sooner than 2007 for its first cancer indication, with an estimated cost to complete of approximately $12.0 million to $14.0 million. Management believes that the Company may be able to license APOMINE to a major pharmaceutical company or marketing partner and begin receiving up-front licensing, milestone and collaborative research revenue resulting in net cash inflows beginning in 2004. Product launches for additional cancer indications are anticipated between 2008 and 2011. Additionally, the Company is estimating royalty revenue upon the commercialization of the product of approximately 8% starting with product launch. As of December 31, 2001, the Company had not abandoned nor had any plans to abandon APOMINE.

Lp(a), an inhibitor that may lead to a reduction in coronary heart disease, represented approximately 55% of the in-process research and development value. As of the date of the acquisition, the Lp(a) project was expected to be completed and commercially available in the U.S. no sooner than 2007, with an estimated cost to complete of approximately $5.0 million to $6.0 million. Management believes that the Company may be able to license its product to a major pharmaceutical company or marketing partner and begin receiving up-front licensing, milestone and collaborative research revenue resulting in net cash inflows beginning in 2005. Additionally, the Company is estimating royalty revenue upon the commercialization of the product of approximately 8% starting with product launch. As of December 31, 2001, the Company had not abandoned nor had any plans to abandon Lp(a).

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

The following table reflects unaudited pro forma combined results of operations of ILEX and Research S.A. as if the acquisition had occurred on January 1, 2001 and 2000. Included in pro forma results are amortization of the intangible asset of $100.0 for the each of the years ended December 31, 2001 and 2000. Also included in the pro forma results is $26.1 million recorded as in-process research and development for the year ended December 31, 2001. Such pro forma information is presented for informational purposes only and is not necessarily indicative of the consolidated results that would have been achieved had the acquisition actually been consummated at January 1, 2000.

                                                                 DECEMBER 31,
                                                          --------------------------
                                                             2001            2000
                                                          ----------      ----------
         Total revenue                                    $   25,039      $   30,682
         Net loss                                           (120,967)        (38,995)
                                                          ==========      ==========
         Basic and diluted net loss per share             $    (4.47)     $    (1.57)
                                                          ==========      ==========

Convergence

On July 16, 1999, the Company acquired Convergence of Boston, Massachusetts, now known as ILEX Products Research Division, a privately held research-based pharmaceutical company with an emerging portfolio of angiogenesis and DNA repair inhibitors. The acquisition has been accounted for using the purchase method of accounting; therefore, the Company has included the results of operations for Convergence from the date of acquisition. The terms of the agreement called for the Company to issue shares in exchange for Convergence's assets, as well as potentially issue earn-out shares, if certain development milestones are met. Under the terms of the agreement, ILEX acquired Convergence in exchange for one million shares of the Company's common stock. The value of the original stock payment issued in connection with this merger was calculated using a fair value of $9.9375 per share. This per share fair value represents the closing price when the merger terms were agreed to and announced. The total aggregate purchase price was approximately $10.0 million. The assumed debt totaling $1.0 million was called in 1999 and the Company paid the principal sum of this note together with the accrued interest. The purchase price was allocated to the assets purchased, liabilities assumed and in-process research and development costs based upon their respective fair values. The purchase price was allocated as follows:

          Current assets                                  $    246
          Property and equipment                               365
          Current liabilities                               (1,797)
          In-process research and development               11,124
                                                          --------
              Total purchase price                        $  9,938
                                                          ========

The first milestone for the earn-out shares was defined as the initiation of treatment of the first patient following initiation of a Phase I trial of one of the Convergence compounds in the United States or Europe, which must occur no later than December 31, 2001. The first milestone was met in the fourth quarter of 2000. The value of the 500,000 shares of common stock issued in connection with the achievement of the first milestone related to the acquisition was calculated using a fair value of $ 29.125 per share. This per share fair value represents the closing price of the Company's stock on the date the first milestone was achieved. This additional purchase price of approximately $14.6 million (see note 8) was expensed as in-process research and development costs.

The second milestone for the potential earn-out of 500,000 shares is defined as the initiation of treatment of the first patient following initiation of a Phase II trial of one of the Convergence compounds in the United States or Europe, which must occur no later than December 31, 2002. The Company expects to issue the shares in connection with the achievement of the second milestone in 2002.

Concurrent with the acquisition, the Company entered into four consulting agreements with the founders of Convergence. The agreements specify compensation levels and grant the four founders of Convergence the option to purchase a total of 100,000 shares of the Company's common stock at an exercise price of $9.94. Previously, the options vested at a rate of 25% per year beginning in July 2000. The fair value of the options was recorded as deferred compensation as a separate component of stockholders' equity and adjusted to current market value on a quarterly basis. Deferred compensation was being amortized to expense over the vesting period of the options. In April 2000, the Company elected to immediately vest the options due to the significant earnings fluctuations, which were resulting from the on-going recalculation of the fair value of these options. The volatility of the Company's stock price was a major factor contributing to the significant changes in the fair value calculation. Using an option pricing model, the fair value of the options was calculated as approximately $1.8 million which resulted in the recognition of approximately $1.2 million in consulting expense during the first six months of 2000, and the removal of the deferred compensation balance in the equity section of the accompanying consolidated balance sheet. At December 31, 1999, the Company had recognized approximately $564.0 in consulting expense.

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

The income approach was the primary technique utilized in valuing the purchased research and development projects. The value assigned to these projects was limited because technological feasibility had not been established, including development, testing and regulatory activities associated with the introduction of projected product launches. The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The independent appraisal also considered the fact that the existing know-how diminishes in value over time as new technologies are completed and changes in market conditions render current products and methodologies obsolete. The assumptions underlying the cash flow projections used were derived primarily from investment banking reports, historical results, company records and discussions with management.

Revenue estimates for each in-process research project were developed by management based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors. Due to the technological and economic risks associated with the developmental projects, a discount rate of between 40% and 100% was used to discount cash flows from the in-process products. The Company believes that the foregoing assumptions used in the purchase price allocation were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate revenue, development costs or profitability or the events associated with such research projects will transpire as estimated. For these reasons, actual results may vary from projected results. The most significant and uncertain assumptions relating to the in-process research projects relate to the projected timing of completion and revenues attributable to each research project.

The purchased research and development projects that were in process at the date of the acquisition consisted of a family of proprietary anti-angiogenic proteins and a small-molecule inhibitor. The protein molecule represented approximately 47% of the in-process research and development value, with the small molecule inhibitor representing the remaining value of approximately 53%. Due to the aggressive nature of the management's forecast and the high level of risk associated with the Company achieving the projected cash flows, the discount rates were calculated using venture capital-type rates of return.

The discount rate for the anti-angiogenic protein was 100% due to the complex clinical trial process and the fact that the Company must find a pharmaceutical partner to fund the project, in addition to the speculative nature of the biotech market and the extreme competition in the cancer market. As of the date of the acquisition, the project was expected to be completed and commercially available in the U.S. in 2003. The estimated cost to complete totaled approximately $5.0 million to $10.0 million, with the Company being responsible for approximately $1.5 million and the remainder coming from a pharmaceutical partner. As of December 31, 2001, the Company had not abandoned nor had any plans to abandon any of the anti-angiogenic proteins, and has not yet obtained a pharmaceutical partner.

The discount rate for the small-molecule inhibitor was 40%, a lower discount rate than the anti-angiogenic protein due to the recent progress made prior to the acquisition and the prospects of clinical trials in the near future. As of the date of the acquisition, the project was expected to be completed and the first indication commercially available in the U.S. in 2005, with an estimated cost to complete of approximately $30.0 to 35.0 million. As of December 2001, the Company had not abandoned nor had any plans to abandon the small-molecule inhibitor.

The following table reflects unaudited pro forma combined results of operations of ILEX, Convergence and Services Ltd. as if the acquisitions had occurred on January 1, 1999 (see Note 4). Such pro forma information is presented for informational purposes only and is not necessarily indicative of the consolidated results that would have been achieved had the acquisition actually been consummated at January 1, 1999.

                                                        December 31,
                                                        ------------
                                                            1999
                                                          --------

         Total revenue                                    $ 18,901
         Net loss                                         $(46,686)
                                                          ========
         Basic and diluted net loss per share             $  (2.98)
                                                          ========

7. MINORITY INTEREST

On September 23, 1999, ILEX Services issued 290,867 shares of Series A convertible preferred stock for $5.0 million to IMPATH, Inc. (IMPATH). The preferred stock was convertible to the Company's common stock based upon a computation set forth in the certificate of designation for the preferred stock. The preferred stock was entitled to liquidation preferences over the ILEX Services' common stock. The preferred stock was eligible for dividends at an annual rate of $1.031 per share. Dividends were accrued monthly and were to be paid to the stockholders annually in arrears beginning in September 2000, when and as declared by ILEX Services' board of directors. A former member of the Company's board of directors also served as a member of the board of directors of IMPATH.

In November 2000, IMPATH elected to convert its convertible preferred stock, previously reflected as minority interest on the Company's consolidated balance sheet to 290,867 shares of the Company's common stock.

8. STOCKHOLDERS' EQUITY

In November 2001, the Company completed an underwritten public offering of its common stock pursuant to which the Company sold 5.75 million shares. The number of shares sold included the underwriters' exercise of their overallotment option. Proceeds, net of offering costs, to the Company from this offering were approximately $128.9 million, which includes the reissuance of the Company's 39,000 treasury shares. The net proceeds of this offering will be used in the next two years to fund a portion of the acquisition of Millennium's partnership interest in the Partnership. The balance of the net proceeds will be used to expand clinical trials and preclinical research; to fund research and development programs; for potential licenses or other acquisitions of complementary technologies or products; for general corporate purposes and for working capital.

On March 30, 2001, the Board of Directors of the Company declared a dividend of one Preferred Share purchase right (a Right) for each outstanding share of common stock, par value $.01 per share (the Common Shares), of the Company and authorized the issuance of one Right for each Common Share which shall become outstanding between April 20, 2001, the Record Date and the earlier of the Distribution Date or the final expiration date of the Rights. The dividend was payable on, April 20, 2001, to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth interest in one share of Series I Preferred Stock, par value $.01 per share (the Preferred Shares), of the Company at a price of $120.00 per one one-thousandth interest in a Preferred Share (the Purchase Price), subject to adjustment. The Rights will become exercisable ten days after (i) an Acquiring Party (as defined in the Rights Agreement) accumulates beneficial ownership of 20% or more of the Company's common stock or (ii) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in an Acquiring Party accumulating 20% or more of the common stock. In the event the Company is, in effect, acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power is sold, proper provision will be made so that each holder of a Right will thereafter generally have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the then current Purchase Price of the Right.

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

In May 2000, ILEX shareholders unanimously approved a proposal to amend the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 40.0 million to
100.0 million.

Additionally, in May 2000, the shareholders approved a proposal to ratify the adoption of the Employee Stock Purchase Plan (the Purchase Plan) of the Company. The Purchase Plan allows eligible employees to purchase shares of common stock periodically through their accumulated payroll deductions during offering periods as defined in the Purchase Plan. Initially, 250,000 shares of common stock will be available for issuance under the Purchase Plan. Under the Purchase Plan, 23,148 and 15,164 shares were issued in 2001 and 2000, respectively.

In March 2000, the Company sold 3.0 million shares of its common stock at $45.00 per share to selected institutional and other accredited investors. Gross proceeds to the Company were approximately $135.0 million. Net proceeds to the Company were approximately $127.0 million. ILEX is using the proceeds from the private placement to accelerate its clinical trials and preclinical research, with a particular focus on its late-stage clinical product candidates and preclinical angiogenesis inhibitors, as well as for potential acquisitions of complementary technologies, products and companies and for general corporate purposes.

In November 1999, the Company completed an underwritten public offering of its common stock pursuant to which the Company sold 4.2 million shares. The number of shares sold by the Company includes the underwriters' exercise of their overallotment option. Proceeds, net of offering costs, to the Company from this offering were approximately $54.5 million.

In July 1999, the Company completed a $20.0 million private placement of 2,389,200 shares of common stock. The shares were sold at a 15% discount from the average 30-day trading price prior to closing.

In January 1999, the Company entered into a development and licensing agreement for an oncology compound with a pharmaceutical company. In March 1999, the pharmaceutical company purchased $2.5 million of common stock of the Company (see Note 12).

In December 1998, the Company received 39,000 shares of its own stock from MPILEX as payment for contract research services rendered by the Company. In November 2001, in connection with the previously described public offering, these shares were reissued.

9. STOCK OPTIONS AND STOCK PURCHASE WARRANTS

SFAS No. 123, "Accounting for Stock-Based Compensation" defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, SFAS No. 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25). The Company has adopted SFAS No. 123 and has elected to remain with the accounting prescribed by APB 25. The Company has made the required disclosures prescribed by SFAS No. 123.

During 2001, the Company adopted the 2001 UK Stock Option Plan (the UK Plan). Under the UK Plan, stock options may be granted to key employees and directors of the Company. The total number of shares of stock with respect to which awards may be granted under the UK Plan shall be equal to the number of shares reserved for issuance under the Company's 2000 Employee Stock Compensation Plan (the 2000
Plan). Stock options vest pursuant to the individual stock option agreements, usually 25% per year beginning one year from the date of grant, with unexercised options expiring ten years from the date of grant. As of December 31, 2001, 7,400 options had been granted under the UK Plan and all options remain unexercised.

During 1995, the Company adopted a stock option plan (the Plan). Under the Plan, stock options may be granted to key employees and consultants of the Company as approved by a committee of the Company's board of directors. Originally, the Company had reserved 570,904 shares of common stock for issuance in accordance with the Plan. In May 1998, the Company increased the number of authorized shares of common stock reserved for issuance under the Plan to 1.8 million. Stock options vest pursuant to the individual stock option agreements, usually 25% per year beginning one year from the date of grant, with unexercised options expiring ten years from the date of grant. As of December 31, 2001, options covering 696,249 shares have been exercised under this plan and options covering 577,124 shares have expired.

In October 1996, the Company adopted a nonemployee directors' stock option plan (the Directors' Plan). Under the Directors' Plan, each nonemployee director is granted an option for up to 17,500 shares of common stock upon appointment to the board. As of December 31, 2001, nonemployee directors had been granted a total of 184,524 options upon appointment to the board with an exercise price of between $3.50 and $29.75, which vest at 1/48 per month. Additionally, each nonemployee director will be eligible to receive up to 6,000 stock options annually, which will be fully vested at the time of grant and based upon the participation of the director. As of December 31, 2001, nonemployee directors had been granted 62,000 of these options for participation with an exercise price of between $25.89 and $28.00 per share. All options issued under the Directors' Plan expire ten years from the date of grant. As of December 31, 2001, options covering a total of 38,720 shares have been exercised under the Directors' Plan and options covering 28,664 shares have been forfeited when nonemployee directors resigned their positions with the Company.

In May 2000, shareholders approved a proposal to ratify the adoption of the 2000 Plan. The 2000 Plan authorizes a committee of the Board of Directors to issue options intended to qualify as incentive stock options ("ISOs") as defined in
Section 422 of the Internal Revenue Code of 1986 (the Code), stock options that are not intended to conform to the requirements of Section 422 of the Code ("Non-ISOs"), and restricted stock awards. The total number of shares of common stock with respect to which awards may be granted under the 2000 Plan is 3.0 million. Stock options vest pursuant to the individual stock option agreements, usually 25% per year beginning one year from the date of grant, with unexercised options expiring ten years from the date of grant. As of December 31, 2001, 11,070 options have been exercised under this plan and options covering 195,460 shares have expired.

In connection with a prior private placement of convertible preferred stock, the Company issued a warrant for the purchase of 97,044 shares of common stock at approximately $3.50 per share. In December 1999, a cashless exercise of these warrants was executed for shares totaling 80,918. As of December 31, 2000, all outstanding warrants were exercised.

Additionally, in connection with another prior private placement of convertible preferred stock, the Company issued 355,913 warrants for the purchase of common stock at approximately $8.76 per share. The value of the warrants issued were immaterial based on the exercise price of the warrants and the fair value of the Company's common stock on the date the warrants were issued. As such, no amount was attributed to the warrants. The warrants may be exercised in whole at any time or in part from time to time, prior to their expiration in July 2001. The exercise price of these warrants is subject to an adjustment if the Company issues common stock subsequent to the date of the warrants at a price per share less than the exercise price of the warrants. As a result of the Company's private placement in July 1999 (see note 8), the exercise price of the warrants was adjusted to $8.71. In July 2001, all outstanding warrants were exercised.

In March 1998, the Company entered into an agreement with a drug development institute to license a compound for development by the Company. The agreement called for an initial payment of $250.0 and a warrant to purchase 590,113 shares of the Company's common stock. Using the Black-Scholes pricing model, the value of the warrant was determined to be $3,143. In 1999, all outstanding warrants were exchanged for shares totaling 229,216 via a cashless exercise.

A summary of the status of the Company's fixed stock option plans for the years ended December 31, 2001, 2000 and 1999, and changes during these years on those dates is presented below:

                                              December 31, 2001               December 31, 2000             December 31, 1999
                                          --------------------------     --------------------------     --------------------------
                                                           Weighted                       Weighted                       Weighted
                                                           Average                        Average                        Average
                                                           Exercise                       Exercise                       Exercise
                                            Shares          Price          Shares          Price          Shares          Price
                                          ----------      ----------     ----------      ----------     ----------      ----------

Outstanding, beginning of year             2,476,424      $    21.72      1,293,360      $     9.64      1,192,989      $     8.54
Granted                                    1,208,100           24.91      1,542,198           30.22        477,878           11.02
Exercised                                   (212,772)          11.09       (221,649)           8.93       (184,181)           4.77
Forfeited                                   (318,409)          28.27       (137,485)          24.18       (193,326)          10.91
                                          ----------      ----------     ----------      ----------     ----------      ----------

Outstanding, end of year                   3,153,343      $    22.99      2,476,424      $    21.71      1,293,360      $     9.64
                                          ==========      ==========     ==========      ==========     ==========      ==========

Options exercisable at end of year         1,111,908      $    18.24        725,467      $    12.41        458,050      $     7.67
                                          ==========      ==========     ==========      ==========     ==========      ==========

Weighted average fair value of options
   granted during the year                                $    14.96                     $    18.55                     $     6.27
                                                          ==========                     ==========                     ==========

The following table summarizes the information about fixed stock options outstanding at December 31, 2001:

                                    Options Outstanding                  Options Exercisable
                         -----------------------------------------    --------------------------
                                          Weighted                      Number
                                          Average        Weighted     Exercisable      Weighted
                                         Remaining       Average           at          Average
                            Number      Contractual      Exercise     December 31,     Exercise
 Exercise Prices         Outstanding        Life          Price           2001          Price
 ---------------         -----------    -----------     ----------    ------------    ----------

$ 3.50 - $3.50               128,942      2.1 years     $     3.50        128,942     $     3.50
$ 6.00 - $9.00               169,239      5.5 years     $     7.64        140,873     $     7.56
$ 9.19 - $13.69              391,375      6.7 years     $    10.93        243,722     $    10.66
$13.88 - $20.38              229,727      7.9 years     $    17.33         80,225     $    16.05
$21.26 - $30.25            1,945,643      9.0 years     $    26.84        445,451     $    27.59
$32.25 - $43.00              267,347      8.5 years     $    34.50         67,429     $    34.48
$49.13 - $50.00               21,070      8.2 years     $    49.56          5,266     $    49.56
                          ----------     ----------     ----------     ----------     ----------

                           3,153,343      8.1 years     $    22.99      1,111,908          18.24
                          ==========     ==========     ==========     ==========     ==========

Had compensation cost for the Company's stock-based employee compensation plans been determined based upon a fair value method consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                             December 31
                                              ------------------------------------------
                                                 2001            2000            1999
                                              ----------      ----------      ----------

        Net loss       As reported            $ (120,954)     $  (38,982)     $  (46,055)

                       Pro forma              $ (128,978)     $  (45,335)     $  (47,376)

        Loss per share As reported            $    (4.48)     $    (1.61)     $    (3.04)

                       Pro forma              $    (4.78)     $    (1.87)     $    (3.13)

For options granted in 2001, 2000 and 1999, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0% for all years; expected volatility of 78.4%, 77.7% and 72.6% in 2001, 2000 and 1999, respectively; risk free interest rate of 4.0%, 5.9% and 5.9% in 2001, 2000 and 1999, respectively. The expected life of the options granted for 2001, 2000 and 1999 is 4.0, 4.0 and 3.8 years, respectively.

10. SPECIAL CHARGES

The Company recorded special charges totaling $13.9 million in the second quarter of 1999. As discussed below, these charges included the recognition of $12.3 million of costs associated with the termination of the Company's agreements with PRN and $1.6 million of charges related to other items.

In July 1997, the Company entered into an assignment agreement and a services agreement with PRN under which the Company and PRN agreed to jointly market their clinical trial service capabilities. In accordance with these agreements, the Company issued 312,188 and 314,600 common shares to PRN in July 1997 and 1998, respectively. The value of the shares issued was recorded as an intangible asset and was being amortized over the term of the agreements. The Company also agreed to issue up to an additional 629,200 shares to PRN over a two-year period if PRN remained in compliance with various provisions of the agreements. Additionally, 1,255,988 common shares could have been issued over a four-year period if certain milestones were achieved. Effective June 30, 1999, the Company and PRN terminated all aspects of the agreements, leaving neither PRN nor ILEX with any rights, liabilities or obligations to one another under the service agreement. ILEX terminated the agreement with PRN due to milestone requirements that would never be achieved and changes in the relationship between the companies as a result of PRN being acquired by U.S. Oncology. The Company recorded an approximate $12.3 million special charge associated with the value of the remaining 629,200 shares issued and the write-off, in accordance with SFAS No. 121, of the net intangible asset associated with the PRN agreements. The Company has no further obligation with respect to the assignment agreement or with respect to the contingent shares under the services agreement.

The remaining $1.6 million in special charges was comprised of a $750.0 accrual for a debt guarantee of an unaffiliated site management organization which management determined to be uncollectible, a $350.0 write-down of computer equipment and an approximate $500.0 write-off of an operating lease commitment for manufacturing equipment which management has determined will not be utilized.

11. RELATED-PARTY TRANSACTIONS

CTRC Research Foundation (CTRC Research), a stockholder of the Company, performs certain administrative and technical support services for the Company. For the years ended December 31, 2001, 2000 and 1999, the Company paid CTRC Research approximately $6.0, $47.0 and $190.0, respectively, for these services and reimbursement of salaries and benefits. As described in Note 14, the Company has lease agreements with CTRC Research for labs and the cGMP facility. For the years ended December 31, 2001, 2000 and 1999, the Company paid CTRC Research approximately $231.0, $248.0 and $439.0, respectively, related to these lease agreements. At December 31, 2000, the Company had payables to CTRC Research amounting to $15.0 related to the aforementioned services and lease agreements. These services are provided at fair value.

U.S. Oncology, Inc. provides clinical trial patients for trials conducted by the Company on behalf of its CRO sponsors, as well as the Company's own proprietary product pipeline. Joseph Bailes, M.D., a Director of the Company, is currently the Executive Vice President, Clinical Affairs at U.S. Oncology.

In May 2001, the Company entered into an agreement with the Arizona Board of Regents for the University of Arizona for pancreatic cancer research. The agreement requires the Company to pay approximately $901.0 over the next three years. As of December 31, 2001, the Company had expensed $300.3 in accordance with the agreement. Additional amounts paid to the University relate to payments to investigators. Daniel von Hoff, M.D., a Director of the Company, is the Director of the Arizona Cancer Center and Professor of Medicine at the University of Arizona Health Science Center in Tucson.

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

Subcontractors provide the Company with consulting services and preclinical and clinical testing related to certain of its contracts. Such costs may be included in either research and developments costs or direct costs of research services in the accompanying consolidated financial statements.

For the years ended December 31, 2001, 2000 and 1999, the Company incurred the following related party expenses:

                                                              December 31
                                               -----------------------------------------
                                                  2001            2000           1999
                                               ----------      ----------     ----------

         CTRC Research                         $      390      $      402     $    1,037
         Director of the Company                      403             365            312
         Stockholders                                 291             264            350
         US Oncology/PRN                              (82)              5            251
         University of Arizona                        485              --             --
         PFK                                           --              --            175
                                               ----------      ----------     ----------
                                               $    1,487      $    1,036     $    2,125
                                               ==========      ==========     ==========

At December 31, 2001 and 2000, the following subcontractor costs were payable to related parties:

                                                      December 31
                                               -------------------------
                                                  2001           2000
                                               ----------     ----------

         CTRC Research                         $      271     $      343
         US Oncology/PRN                               66            335
                                               ----------     ----------

                                               $      337     $      678
                                               ==========     ==========

During 2001, 2000 and 1999, the Company performed contract research services on behalf of the Partnership, the Company's research and development partnership, at its standard billing rates. For the years ended December 31, 2001, 2000 and 1999, the Company recorded revenues in the amounts of $3,909, $3,323 and $4,569, respectively.

12. LICENSING AGREEMENTS

In July 2001, the Company entered into an agreement with the Dana-Farber Cancer Institute at Harvard Medical School (DFCI) for an exclusive, worldwide license for patent rights and technology relating to the MUC1 protein. The agreement requires the Company to pay approximately $200.0 in past patent expenses and up to $1.0 million in license fees, payable in a series of payments with the last payment occurring the second quarter of 2003. As of December 31, 2001, the Company expensed approximately $503.0 in license fees and past patent expenses in accordance with the agreement. The Company may be required to make future payments in accordance with the agreement if certain drug development milestones are met.

In March 2001, ILEX paid $1.1 million to enter a definitive agreement to co-develop clofarabine, a nucleoside analog, with Bioenvision, Inc. (Bioenvision). In clinical studies, clofarabine has shown promise as a potential new treatment for patients with hematological malignancies, including acute lymphocytic leukemia (ALL) and acute myelogenous leukemia (AML), and in preclinical studies, for solid tumors. ILEX will take the lead role in developing clofarabine in the United States and Canada, where it will have exclusive manufacturing and marketing rights in exchange for an in-licensing fee, milestone payments and royalties. Bioenvision will retain the lead role in developing the compound in Europe and elsewhere, where it will have exclusive manufacturing and marketing rights and the Company will have rights to royalties.

In July 2000, the Company entered into an agreement with Knoll AG (BASF Pharma) for an exclusive, worldwide license of ILX-651, a synthetic pentapeptide analog of dolastatin. As of December 31, 2001, the Company had paid $4.0 million in license fees. The Company recorded additional license fee expense of $6.0 million in 2001, in accordance with the license agreement, that was paid in cash in January 2002. The Company may be required to pay future license maintenance fees in either cash or unrestricted stock in accordance with the agreement if certain drug development and time-based milestones are met.

In January 1999, the Company entered into a development and licensing agreement for an oncology compound with Eli Lilly and Company (Lilly). Currently, the Company and Lilly are analyzing their options as to the compound's continued development.

In 1998, the Company entered a development agreement with Symphar, a Swiss company, for the development of APOMINE(TM). In 2000, Symphar and the Company amended their development agreement to allow the Company to make a cash payment in the amount of $1.0 million in exchange for Symphar's commitment not to exercise its exclusive right to commercialize APOMINE with any third party for a period of one year ending April 1, 2001. This payment was expensed in the second quarter of 2000. In February 2001, the Company acquired Symphar, now ILEX Research S.A., in exchange for cash and common stock (see note
6).

In 1994, the Company obtained two licensing agreements for oncology compounds from CTRC Research. During 1995 and 1996, the Company entered into six additional licensing agreements. All of the licensing agreements grant the Company the right to develop and market the oncology compounds covered by such agreements and to license the rights to such compounds to other third parties. In addition, the Company must also pay royalties upon commercialization of the compounds. Under certain agreements, the Company is required to make milestone payments, as defined in the agreements. At December 31, 2001, five of these licensing agreements had been terminated or allowed to expire. The Company has not attained any of the events that require a milestone payment for the three remaining licensing agreements.

13. EMPLOYEE BENEFITS

The Company has an employee benefit plan and trust for certain employees who meet specified length of service requirements. The plan qualifies under Section 401(k) of the Internal Revenue Code as a salary reduction plan. Employees may elect to contribute up to 15% of their salary on a before-tax basis. The plan is a defined contribution plan with employer contributions made solely at the discretion of the board of directors. For the years ended December 31, 2001, 2000 and 1999, administrative expenses incurred by the Company related to this plan were not significant. In January 2000, the Company elected to begin making contributions of up to 3% of an employee's salary. The Company's contributions to the plan were $418.0 and $357.0 for the years ended December 31, 2001 and 2000, respectively. Employees are immediately fully vested in their contributions and begin vesting in employer contributions after one year of service, as defined in the plan document. The Company does not provide postretirement benefits or postemployment benefits to its employees.

In 2001, The Company adopted the ILEX Oncology Executive Deferred Compensation Plan (the "Deferred Compensation Plan") effective in 2002. The Deferred Compensation Plan is a nonqualified deferred compensation plan available to a select group of ILEX officers and other key employees. The Deferred Compensation Plan is unfunded for tax purposes and for purposes of Title I of ERISA. Participation in the Deferred Compensation Plan constitutes a promise by ILEX to make payments in accordance with the terms of the Plan, and Participants and beneficiaries shall have the status of general unsecured creditors of the Company.

14. LEASES

The Company has several noncancelable operating leases for office space, equipment and the cGMP facility. Rent expense associated with these leases was approximately $3,999, $3,510 and $1,421 for the years ended December 31, 2001, 2000 and 1999, respectively. One of the leases is with CTRC Research, a related party (see Note 11).

At December 31, 2001, future minimum lease payments under all leases are as follows:

                                              Related
                                               Party        Other        Total
                                              --------     --------     --------

         Year ending December 31,
           2002                               $    239     $  3,967     $  4,206
           2003                                    245        3,835        4,080
           2004                                    251        2,406        2,657
           2005                                    258        1,988        2,246
           2006                                    265        1,995        2,260
           Thereafter                              945        4,362        5,307

In July 2000, the Company entered into an agreement to lease its new corporate headquarters. The commencement date of the operating lease was October 20, 2000, with a lease term of eight years. Future minimum lease payments under this new lease agreement are between $1.2 million and $1.3 million per year through November 1, 2008. The lease required a deposit of approximately $140.0, which was recorded as other non-current assets. Additionally, in connection with the lease, the Company maintains a letter of credit, with the lessor as beneficiary, in the amount of $2.5 million. The letter of credit is 125% collateralized with $3.2 million in restricted cash. As a result of exiting the previous lease agreement, the Company has accrued a one-time charge of $1.75 million related to an estimate of the Company's remaining lease costs and future sublease rentals. As of December 31, 2001, the balance remaining was $433.0, which was included in accrued liabilities and $485.0 included in non-current liabilities. Future minimum lease payments under these capital leases for 2002 and 2003 are $86.0 and $36.0, respectively.

In 2000, the Company entered into capital lease agreements for office equipment, with lease terms between 30 and 36 months and minimum lease payments of $7.0 per month. The Company has recorded $273.0 as capital equipment, and amortization and interest expense was $105.0 and $13.0, respectively, for the year ended December 31, 2001 and amortization and interest expense of $10.0 and $2.0 for the year ended December 31, 2000. At December 31, 2001, the Company had capital lease obligations of approximately $114.7, including $79.6 payable within one year.

In February 1996, the Company entered into a noncancelable lease agreement for equipment to be used in the cGMP facility. The lease required the Company to make monthly payments of approximately $16.0 and was to expire in 2001. Under the terms of the agreement, the Company maintained $425.0 in the form of securities as collateral for the equipment. During 1999, the Company expensed the remaining balance of the lease commitment (see Note 10). Additionally, in January 2000, the Company paid the balance of the lease commitment, and the securities held as collateral were released to the Company.

During 1995, the Company entered into a lease agreement with a non-profit corporation controlled by CTRC Research and the Texas Research Park Foundation for the use of the cGMP facility. The cGMP facility allows for the manufacturing of oncology drugs. Under the terms of the lease agreement, which expires in 2010, the Company is required to make monthly payments, which commenced in 1998. The payments are based on a fixed monthly rate plus a percentage of gross sales, as defined in the agreement. This facility has produced no product sales subject to such payments.

15. INCOME TAXES

As of December 31, 2001, the Company had net operating loss (NOL) carryforwards of approximately $113.0 million for U.S. federal income tax purposes, which are available to reduce future taxable income and which will expire in 2010 through 2021. As of December 31, 2001, the Company had federal research and development credit carryforwards of $2.6 million that will expire in 2011 through 2021. Included below in "other tax differences, net" is a gross capital loss carryforward of $2.0 million which will expire in 2004 if not utilized against capital gains.

In addition, as of December 31, 2001, the Company had Swiss NOLs of approximately $3.0 million, which are available to reduce future Swiss taxable income and will expire in 2008. The tax effects of significant temporary differences representing deferred income tax assets and liabilities are as follows as of December 31, 2001 and 2000:

                                                                               December 31
                                                                          ----------------------
                                                                            2001          2000
                                                                          --------      --------

         Net operating loss carryforward                                  $ 39,224      $ 28,743
         Carrying value of technology                                       20,400            --
         Expense provisions                                                  2,106           696
         Federal research and development credit carryforwards               2,574         1,366
         Other tax differences, net                                          1,549         2,777
         Valuation allowance                                               (65,853)      (33,582)
                                                                          --------      --------

                      Total deferred income tax assets                    $     --      $     --
                                                                          ========      ========

The valuation allowance as of December 31, 2001 and 2000, provides a reserve against the above deferred tax assets, which were not realizable at that date.

For December 31, 2001 and 2000, the Company's tax provision of $22.0 and $97.0, respectively, relates solely to foreign operations. The Company has not provided any U.S. deferred income taxes or UK withholding taxes on the undistributed earnings of its UK subsidiary based on the determination that such earnings will be indefinitely reinvested. At December 31, 2001 and 2000, the cumulative undistributed earnings of this subsidiary were approximately $676.0 and $478.0, respectively. If such earnings were not considered indefinitely reinvested, deferred U.S. and UK withholding taxes would have been provided after consideration of foreign tax credits.

The availability of the NOL and credit carryforwards to reduce U.S. federal taxable income is subject to various limitations under the Code, as amended, in the event of a greater than 50% ownership change as defined in Section 382 of the Code during the applicable three-year period. As of December 31, 2001, the Company had incurred such an ownership change. However, the Company does not believe that this change in ownership significantly impacts the Company's ability to utilize its NOL and tax credit carryforwards as of December 31, 2001, because the amount of the cumulative limitation during the carryforward period exceeds the total amount of NOL and tax credit carryforwards.

16. COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are subject to various claims and assessments arising out of the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party will have a material adverse effect on the Company's financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company's results of operations for the period in which such resolution occurred.

The Company is currently aware of a dispute with a collaborator regarding the interpretation of certain contractual provisions included in a research and development agreement. Management of the Company has estimated the potential loss related to this dispute and has included this amount in accounts payable - other in the consolidated balance sheet. Management of the Company feels that it is adequately accrued in the event of a loss related to this dispute. The Company intends to vigorously assert its position in this matter.

On August 16, 2000, Cytokine Pharmasciences Inc., filed a lawsuit against Convergence Pharmaceuticals, Inc., a Delaware corporation and wholly owned indirect subsidiary of the Company, and Glenn Rice, Ph.D. in the Superior Court Department of Trial Court of the Commonwealth of Massachusetts. The lawsuit claims were settled effective July 2, 2001 and the lawsuit has been dismissed with prejudice. The settlement had an immaterial financial effect on the Company's consolidated financial statements. There is no future impact related to the lawsuit or settlement on the consolidated financial statements of the Company.

During 1998, the Company guaranteed a $1.0 million line of credit for Clinical Research Group, Inc. (CRG). The guarantee gave the Company access to a network of clinical sites managed by CRG. The guarantee is limited for a period of three years beginning in May 1998 and ending in May 2001. In June 2001, the company extended the existing guarantee until June 30, 2002. If the guarantee comes to redemption, the Company will obtain an ownership interest in CRG in accordance with the guarantee agreement. Under the terms of the agreement, the Company maintained $1.25 million in the form of securities as collateral for the guarantee. During 1999, the Company expensed $750 related to this guarantee as part of a special charge (see Note 10). At December 31, 2001, the Company had yet to fund the guarantee, however management believes that it will be funded during 2002, and is considered uncollectible.

The Company's sole supplier of CAMPATH is BI in Germany. The agreement with BI contains a minimum purchase quantity, of $3.1 million in 2002, to avoid a contractual surcharge. Management is confident that the minimum purchase quantity will be satisfied.

In connection with research and development efforts, the Company has entered into agreements with certain development partners, which generally expire over several years. The terms of these agreements require the Company to make payments in either cash or stock if certain drug development or time-based milestones are met. Total anticipated future commitments under these agreements are approximately $44.9 million and are due as follows:

                                            Milestone
                                             payments
                                            ----------

         Year ending December 31,
           2002                             $   11,052
           2003                                 11,400
           2004                                  3,526
           2005                                    200
           Thereafter                           18,700
                                            ----------
           Total                            $   44,878
                                            ==========

Additionally, the Company is subject to issue additional earn-out shares in connection with the acquisition of Convergence (see Note 6).

17. NOTE PAYABLE

In connection with the purchase price of Millennium's interest in the Partnership the Company was obligated to pay approximately $140.0 million. The first payment of $20.0 million was made on December 31, 2001 and the additional $120.0 million will be made in scheduled payments over the next three years. The $107.6 million in the table below represents the present value of the future payments to be made to Millennium. The Company used an imputed interest rate of 6.5%, which represents the Company's estimated incremental borrowing rate. Maturities of the note payable are as follows:

                                     Future
                                    payments
                                   ----------

         2002                      $   37,559
         2003                          36,122
         2004                          33,919
                                   ----------
         Note payable              $  107,600
                                   ==========

18. SEGMENT REPORTING

The Company has two reportable segments: ILEX Products and ILEX Services. ILEX Products is involved in the development of proprietary compounds for the treatment and prevention of cancer. ILEX Services provides contract research services for the development, manufacturing and regulatory approval of oncology compounds. The Company's reportable segments are strategic business units that were managed separately during 2001 and 2000 because each business required different technology and marketing strategies.

The accounting policies of the segments are the same as those of the Company. The Company evaluates performance based on the profit or loss from operations before income taxes.

                          Selected Segment Information

                                                    ILEX           ILEX
                                                  Services       Products         Total
                                                 ----------     ----------      ----------

For the Year Ended December 31, 2001
Revenue from external customers                  $   20,650     $    3,994      $   24,644
Intersegment revenue                                  1,899             --           1,899
                                                 ----------     ----------      ----------
    Total revenue                                    22,549          3,994          26,543

Direct costs                                         15,956         34,748          50,704
Licensing costs                                          --         10,281          10,281
In-process research and development                      --         86,112          86,112
                                                 ----------     ----------      ----------

Segment operating income (loss)                       6,593       (127,147)       (120,554)

Equity in income of partnerships                         --          3,094           3,094
                                                 ----------     ----------      ----------

Segment net income (loss)                        $    6,593     $ (124,053)     $ (117,460)
                                                 ==========     ==========      ==========

Total Assets                                     $    8,624     $   53,981      $   62,605
   Corporate assets                                                                445,207
   Elimination of intersegment balances                                           (138,905)
                                                                                ----------
Consolidated total assets                                                       $  368,907
                                                                                ==========

                                                    ILEX            ILEX
                                                  Services        Products         Total
                                                 ----------      ----------      ----------
For the Year Ended December 31, 2000
Revenue from external customers                  $   24,204      $    3,381      $   27,585
Intersegment revenue                                 11,558              --          11,558
                                                 ----------      ----------      ----------
    Total revenue                                    35,762           3,381          39,143

Direct costs                                         26,275          29,622          55,897
Licensing costs                                       6,116           6,116
                                                                                 ----------
In-process research and development                      --          14,562          14,562
                                                 ----------      ----------      ----------

Segment operating income (loss)                       9,487         (46,919)        (37,432)

Equity in losses of partnership                          --          (5,370)         (5,370)
                                                 ----------      ----------      ----------

Segment net income (loss)                        $    9,487      $  (52,289)     $  (42,802)
                                                 ==========      ==========      ==========

Total Assets                                     $   11,452      $   (5,741)     $    5,711
   Corporate                                                                        301,020
   Elimination of intersegment balances                                             (90,375)
                                                                                 ----------
Consolidated total assets                                                        $  216,356
                                                                                 ==========

For the Year Ended December 31, 1999
Revenue from external customers                  $   13,457      $    4,646      $   18,103
Intersegment revenue                                 11,322              --          11,322
                                                 ----------      ----------      ----------
    Total revenue                                    24,779           4,646          29,425

Direct costs                                         20,165          20,603          40,768
Licensing costs                                          --              10              10
In-process research and development                      --          11,124          11,124
Special charges                                      12,847               8          12,855
                                                 ----------      ----------      ----------

Segment operating loss                               (8,233)        (27,099)        (35,332)

Equity in losses of partnerships                     (3,310)         (3,824)         (7,134)
                                                 ----------      ----------      ----------

Segment net loss                                 $  (11,543)     $  (30,923)     $  (42,466)
                                                 ==========      ==========      ==========

Total Assets                                     $   17,117      $     (439)     $   16,678
   Corporate assets                                                                 144,011
   Elimination of intersegment balances                                             (59,983)
                                                                                 ----------
Consolidated total assets                                                        $  100,706
                                                                                 ==========

          Reconciliation of Segment Information to Consolidated Totals

                                                                       For the Years Ended
                                                                            December 31
                                                            ------------------------------------------
                                                               2001            2000            1999
                                                            ----------      ----------      ----------

Research and Development Costs:
    Reportable ILEX Products segment direct costs           $   34,748      $   29,622      $   20,603
    Elimination of intersegment gross profit                      (950)         (5,203)         (4,384)
                                                            ----------      ----------      ----------
      Consolidated research and development costs           $   33,798      $   24,419      $   16,219
                                                            ==========      ==========      ==========

CRO Costs:
    Reportable ILEX Services segment direct costs           $   15,956      $   26,275      $   20,165
    Elimination of intersegment expenses                          (949)         (6,355)         (6,938)
                                                            ----------      ----------      ----------
       Consolidated direct costs of research services       $   15,007      $   19,920      $   13,227
                                                            ==========      ==========      ==========

Operating net loss:
   Reportable segment operating loss                        $ (120,554)     $  (37,432)     $  (35,332)
   General and administrative expenses                         (13,467)         (7,568)         (4,063)
   Special charges                                                  --              --          (1,027)
                                                            ----------      ----------      ----------

Consolidated operating loss                                 $ (134,021)     $  (45,000)     $  (40,422)
                                                            ==========      ==========      ==========

Net loss-
   Reportable segment net loss                              $ (117,460)     $  (42,802)     $  (42,466)
   General and administrative expenses                         (13,467)         (7,568)         (4,063)
   Special charges                                                  --              --          (1,027)
   Interest income and other, net                                9,995          11,747           1,700
   Minority interest in consolidated subsidiaries                   --            (262)            (82)
   Provision for foreign income taxes                              (22)            (97)           (117)
                                                            ----------      ----------      ----------

Consolidated net loss                                       $ (120,954)     $  (38,982)     $  (46,055)
                                                            ==========      ==========      ==========

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company's results of operations by quarter for the years ended December 31, 2001 and 2000 were as follows (in thousands, except per share amounts):

                                                         2001 Quarter Ended
                              --------------------------------------------------------------------------
                               March 31        June 30       September 30    December 31         Year
                              ----------      ----------     ------------    -----------      ----------

Revenue                       $    6,308      $    7,011      $    5,829      $    5,496      $   24,644
Operating loss                   (30,509)        (16,073)        (11,799)        (75,640)       (134,021)
Net loss                      $  (28,450)     $  (13,281)     $   (7,448)     $  (71,775)     $ (120,954)
                              ==========      ==========      ==========      ==========      ==========
Net loss per share:
    Basic and diluted         $    (1.09)     $    (0.50)     $    (0.28)     $    (2.47)     $    (4.48)
                              ==========      ==========      ==========      ==========      ==========

                                                          2000 Quarter Ended
                              --------------------------------------------------------------------------
                               March 31        June 30       September 30    December 31         Year
                              ----------      ----------     ------------    -----------      ----------

Revenue                       $    6,614      $    7,529      $    7,416      $    6,026      $   27,585
Operating loss                    (4,769)         (6,287)         (9,863)        (24,081)        (45,000)
Net loss                      $   (3,384)     $   (4,544)     $   (8,556)     $  (22,498)     $  (38,982)
                              ==========      ==========      ==========      ==========      ==========
Net loss per share:
    Basic and diluted         $    (0.15)     $    (0.18)     $    (0.34)     $    (0.89)     $    (1.61)
                              ==========      ==========      ==========      ==========      ==========

20. SUBSEQUENT EVENT (UNAUDITED)

The Company has decided to terminate one of its lease agreements. The termination was effective in March 2002. Management of the Company believes that they are adequately accrued for the costs to be incurred in connection with this transaction.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

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

2.3             Purchase and Sale Agreement dated October 29, 2001 by and among
                ILEX Oncology, Inc., ILEX Acquisitions, Inc., Millennium
                Pharmaceuticals, Inc., and mHoldings Trust (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 15, 2001)

3.1 Amended and Restated Certificate of Incorporation of the Company filed May 31, 2000 (Incorporated herein by reference to Exhibit
                3.1 of the Company's Quarterly Report on Form 10-Q filed August
                8, 2000)

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

4.2             Rights Agreement dated April 10, 2001 by and between ILEX
                Oncology, Inc. and American Stock Transfer & Trust Co. which includes as Exhibit A the Form of Certificate of Designations of Series I Preferred Stock, as Exhibit B the Form of Rights
                Certificate and as Exhibit C the Summary of Rights to Purchase
                Common Stock. (Incorporated herein by reference to Exhibit 4.1 to the Company's Form 8-K filed April 11, 2001)

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

10.4            Consulting Services Agreement dated March 16, 1995 between the
                Company and Charles A. Coltman, Jr., M.D. (Incorporated herein by reference to Exhibit 10.45 of the Company's Registration
                Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.5 1995 Stock Option Plan for the Company (Incorporated herein by reference to Exhibit 10.47 of the Company's Registration
                Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.6            Second Amended and Restated 1996 Non-Employee Director Stock
                Option Plan for the Company (Incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K filed
                April 2, 2001)

10.7            Form of Non-Employee Director Stock Option Agreement for the
                Company (Incorporated herein by reference to Exhibit 10.49 to the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.8 2000 Employee Stock Compensation Plan for the Company, as amended (Incorporated herein by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K filed April 2, 2001)

10.9            2000 Employee Stock Purchase Plan for the Company, as amended
                (Incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K filed April 2, 2001)

10.10           Form of Pledge Agreement between Cancer Therapy and Research
                Center Endowment and each of Gary V. Woods and Ruskin C. Norman,
                M.D. (Incorporated herein by reference to Exhibit 10.55 to the Company's Registration Statement No. 333-17769 on Form S-1 filed
                December 12, 1996, as amended)

10.11           Service Agreement dated June 30, 1997, between the Company and
                PRN Research, Inc. (Incorporated herein by reference to Exhibit
                10.4 to the Company's Quarterly Report on Form 10-Q filed August
                14, 1997)

10.12           Drug Development and Commercialization Agreement dated March 27,
                1998, between the Company and The Burnham Institute, Inc.
                (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 15, 1998)

10.13           Office Building Lease Agreement dated April 8, 1998, between the
                Company and N.W.A. Limited Partnership (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 14, 1998)


10.14           Stock Purchase Agreement dated January 22, 1999 between the
                Company and Eli Lilly and Company (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 17, 1999)

10.15           Registration Rights Agreement dated January 22, 1999 between the
                Company and Eli Lilly and Company (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed May 17, 1999)

10.16           Registration Rights Agreement dated July 16, 1999 among ILEX
                Oncology, Inc., Vikas Sukhatme, Raghuram Kalluri, Ralph
                Weichselbaum, Donald Kufe, Glenn C. Rice, Tsuneya Ohno, Stephen
                Dolezalek, Beth Israel Deaconess Medical Center and Arch
                Development Corporation (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated
                July 16, 1999 and filed July 30, 1999)

10.17           Stock Purchase Agreement dated July 16, 1999 by and between ILEX
                Oncology, Inc. and each of the Investors (as defined therein)
                (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed August 16, 1999)

10.18+          Distribution and Development Agreement between Millennium & ILEX
                Partners, L.P. and Schering AG dated August 24, 1999
                (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K/A filed September 21, 1999)

10.19 Letter agreement dated September 9, 1999, between the Company and Al J. Jecminek (Incorporated herein by reference to Exhibit
                10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

10.20           Form of Purchase Agreement between ILEX Oncology, Inc. and each
                Purchaser (Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3 dated March 8,
                2000 (Registration No. 333-32000))

10.21           Office Lease Agreement dated July 14, 2000, between Orion
                Fountainhead Two Partners, Ltd., and ILEX Oncology, Inc.
                (Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed November 14, 2000)

10.22           Consulting Services Agreement dated July 1, 1997, between the
                Company and Daniel D. Von Hoff, M.D. (Incorporated herein by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

10.23+          Supply Agreement dated as of June 4, 1999 between Millennium &
                ILEX Partners, L.P. (formerly L&I Partners, L.P.) and Boehringer
                Ingelheim Pharma KG. (Incorporated herein by reference to Exhibit 10.25 to the Millennium Pharmaceuticals, Inc. 10-K for the fiscal year ending December 31, 1999)

10.24+          License Agreement, dated May 2, 1997, between Millennium & ILEX
                Partners, L.P. (formerly L&I Partners, L.P.) and Millennium
                Pharmaceuticals, Inc. (as successor to LeukoSite, Inc.).
                Incorporated by reference to Exhibit 10.17(b) to LeukoSite, Inc.'s Registration Statement on Form S-1 (No. 333-30213) filed
                June 27, 1997)

10.25+          First Amended and Restated Agreement of Limited Partnership of
                Millennium & ILEX Partners L.P. (formerly L&I Partners, L.P.)
                (Incorporated herein by reference to Exhibit 10.26 to the Millennium Pharmaceuticals, Inc. 10-K for the fiscal year ending
                December 31, 2000).

10.26           Investor Rights Agreement dated February 13, 2001 among ILEX
                Oncology, Inc., Valorous Trading PTE Ltd., Craig Bentzen,
                Jean-Charles Roguet, Mong Lan Nguyen and Eric Neissor.
                (Incorporated herein by reference to Exhibit 10.1 to the Company's current Report on Form 8-K filed February 28, 2001)

10.27*          2001 UK Employee Stock Compensation Plan

10.28*          Severance Agreement between ILEX Oncology, Inc. and Richard L.
                Love dated December 31, 2001

11.1*           Computation of Earnings Per Share

21.1            Subsidiaries of the Company



                                                      State of               Names Under Which
                Name                                  Incorporation          Doing Business
                ----                                  -------------          --------------
                ILEX Oncology Services, Inc.          Delaware               ILEX Oncology Services, Inc.
                ILEX Products, Inc.                   Delaware               ILEX Products, Inc.
                Convergence Pharmaceuticals, Inc.     Delaware               ILEX Products Research Division
                ILEX Services Limited                 England and Wales      ILEX Services Limited
                ILEX Oncology Research, S.A.          Geneva, Switzerland    ILEX Oncology Research, S.A.
                ILEX Acquisitions, Inc.               Delaware               ILEX Acquisitions, Inc.
                ILEX Pharmaceuticals L.P.             Delaware               ILEX Pharmaceuticals L.P.


23*             Consent of Arthur Andersen LLP

*        Filed herewith.

+ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.