Form 10-Q
period 2002-03-31
ILEX ONCOLOGY INC
filed 2002-05-15
CIK 1001915

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------



                                    FORM 10-Q


      (MARK ONE)
         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from            to
                                           -----------   -----------

                         Commission file number 0-22147

                               ILEX ONCOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                                   74-2699185
       (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)


           4545 HORIZON HILL BLVD.
             SAN ANTONIO, TEXAS                                 78229
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

         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF MAY 14, 2002 IS 32,449,095.

ILEX ONCOLOGY, INC.
MARCH 31, 2002 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

                                      INDEX


PART I. FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
         Consolidated Balance Sheets - March 31, 2002 and December 31, 2001                                 3

         Consolidated Statements of Operations - Three Month Periods Ended March 31, 2002 and 2001          5

         Consolidated Statements of Cash Flows - Three Month Periods Ended March 31, 2002 and 2001          6

         Notes to Consolidated Financial Statements                                                         7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                                                11

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                   16

PART II. OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                             17

SIGNATURES                                                                                                 18

ILEX ONCOLOGY, INC.
MARCH 31, 2002 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except shares and per share amounts)

                                     ASSETS



                                                                          March 31,      December 31,
                                                                            2002             2001
                                                                         -----------     ------------
                                                                         (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                             $    65,493     $     84,518
   Investments in marketable securities                                       74,252           74,999
   Restricted investments                                                      1,331            1,331
   Accounts receivable, net of allowance for doubtful accounts of
     $164 in 2002 and 2001, respectively
       Billed                                                                  4,727            4,858
       Unbilled                                                                  235              612
       Employee                                                                  442              194
       Other                                                                     973              908
   Accounts receivable from Schering                                           4,191            3,624
   Interest                                                                    3,610            3,966
   receivable
   Prepaid expenses and other                                                  2,225            2,069
                                                                         -----------     ------------

                           Total current assets                              157,479          177,079
                                                                         -----------     ------------



NON-CURRENT ASSETS:
   Investments in marketable securities                                      117,737          114,619
   Restricted investments                                                      2,779            2,779
   Completed technology asset, net of accumulated amortization
         of $1,157 in 2002                                                    63,643           64,800
   Trademark, net of accumulated amortization of $50 in 2002                   2,750            2,800
   Goodwill, net of accumulated amortization of $87 in 2001 and 2002             213              213
   Other assets                                                                  442              509
                                                                         -----------     ------------
                           Total non-current assets                          187,564          185,720
                                                                         -----------     ------------

PROPERTY AND EQUIPMENT, at cost, net of accumulated
     depreciation of $6,152 and $5,669 in 2002 and 2001, respectively          5,651            6,108
                                                                         -----------     ------------


                           Total assets                                  $   350,694     $    368,907
                                                                         ===========     ============



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

ILEX ONCOLOGY, INC.
MARCH 31, 2002 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except shares and per share amounts)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        March 31,       December 31,
                                                                          2002              2001
                                                                       -----------      ------------
                                                                       (Unaudited)
CURRENT LIABILITIES:
   Accounts payable-
     Related parties                                                   $       115      $         35
     Other                                                                   9,542            16,688
   Accrued subcontractor costs-
     Related parties                                                           542               337
     Other                                                                   1,472             2,302
   Accrued liabilities                                                       3,139             4,951
    Deferred revenue                                                         1,870             2,537

    Advances from Schering                                                   9,025             7,704
    Note payable                                                            38,164            37,559
                                                                       -----------      ------------
               Total current liabilities                                    63,869            72,113
                                                                       -----------      ------------

NON-CURRENT LIABILITIES
    Deferred revenue                                                         1,173             1,103
    Note payable                                                            71,207            70,041
    Advances from Schering                                                      --             2,726
    Other non-current liabilities                                            1,575             1,896
                                                                       -----------      ------------


                       Total non-current liabilities                        73,955            75,766
                                                                       -----------      ------------
                       Total liabilities                                   137,824           147,879
                                                                       -----------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value; 20,000,000 shares authorized;
     no shares issued or outstanding                                            --                --
   Common stock, $0.01 par value; 100,000,000 shares authorized;
     32,397,196 and 32,303,284 shares issued; 32,497,876 and
     32,316,829 shares outstanding in 2002 and 2001, respectively              325               323
   Additional paid-in capital                                              459,050           458,171
   Accumulated deficit                                                    (246,396)         (237,274)
   Accumulated other comprehensive loss                                       (109)             (192)
                                                                       -----------      ------------

               Total stockholders' equity                                  212,870           221,028
                                                                       -----------      ------------

               Total liabilities and stockholders' equity              $   350,694      $    368,907
                                                                       ===========      ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

ILEX ONCOLOGY, INC.
MARCH 31, 2002 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                  -----------------------------
                                                                     2002              2001
                                                                  -----------      ------------
REVENUE:
    Product profit and royalty                                    $     3,017      $         --
    Product development                                                 1,723               680
    Contract research services                                          3,376             7,412
    Other                                                                 155                --
                                                                  -----------      ------------

                      Total revenue                                     8,271             8,092
                                                                  -----------      ------------

OPERATING EXPENSES:
   Research and development costs                                      10,933             7,421
   Selling, general and administrative                                  2,888             1,740
   Direct cost of research services                                     1,989             6,452
   Depreciation and amortization                                        1,862               590
   Licensing costs                                                        459             1,286
   In-process research and development                                     --            21,112
                                                                  -----------      ------------

                      Total operating expenses                         18,131            38,601
                                                                  -----------      ------------

OPERATING LOSS                                                         (9,860)          (30,509)

OTHER INCOME (EXPENSE):
   Interest income and other                                            2,509             3,220
   Interest expense                                                    (1,771)               --
   Equity in losses of research and development partnership                --            (1,161)
                                                                  -----------      ------------

NET LOSS                                                          $    (9,122)     $    (28,450)
                                                                  ===========      ============

BASIC AND DILUTED NET LOSS PER SHARE                              $      (.28)     $      (1.09)
                                                                  ===========      ============

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
                                                                       32,370            26,084
                                                                  ===========      ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

ILEX ONCOLOGY, INC.
MARCH 31, 2002 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                Three Months Ended
                                                                                    March 31,
                                                                           -----------------------------
                                                                              2002              2001
                                                                           -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               $    (9,122)     $    (28,450)
    Adjustments to reconcile net loss to net cash used
     in operating activities:
       Depreciation and amortization                                             1,862               590
           Non-cash interest expense                                             1,771
           Gain on investment in marketable securities                            (435)
       In-process research and development                                          --            21,112
       Net activity of joint venture                                                --               539
       Loss on disposal of equipment                                                 1                68
       Changes in operating assets and liabilities:
           (Increase) decrease in receivables, net                                 (16)               30
           Increase in prepaid expenses and other                                 (156)             (521)
           Decrease in other non-current assets                                     67                 8
           Decrease in accounts payable and accrued liabilities                 (7,557)           (3,299)
           Decrease in accrued subcontractor costs                                (625)             (257)
           (Decrease) increase in deferred revenue                                (597)              128
           Decrease in other non-current liabilities                            (3,028)             (435)
                                                                           -----------      ------------

                   Net cash used in operating activities                       (17,835)          (10,487)
                                                                           -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net activity of marketable securities' transactions                        (1,936)           41,524
     Net activity in restricted investments                                         --            (5,000)
     Purchase of property and equipment                                           (199)             (601)
     Proceeds from sale of property and equipment                                   --                 3
     Advances to joint venture                                                      --            (3,369)
     Acquisitions, net of cash acquired                                             --            (7,529)
                                                                           -----------      ------------

                   Net cash (used in) provided by investing activities          (2,135)           25,028
                                                                           -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of stock options and warrants                                        881               413
     Principal payments for capital lease obligations                              (19)              (17)
                                                                           -----------      ------------

                   Net cash provided by financing activities                       862               396
                                                                           -----------      ------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                        83               (44)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (19,025)           14,893

CASH AND CASH EQUIVALENTS, beginning of period                                  84,518            18,099
                                                                           -----------      ------------

CASH AND CASH EQUIVALENTS, end of period                                   $    65,493      $     32,992
                                                                           ===========      ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

ILEX ONCOLOGY, INC.
MARCH 31, 2002 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share information, per share information or as otherwise indicated) (unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying interim Consolidated Financial Statements presented herein includes the accounts of ILEX Oncology, Inc. and its subsidiaries ("the Company" or "ILEX"). All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, all adjustments that are necessary for a fair presentation of financial position and results of operations have been made.

It is recommended that these interim consolidated financial statements are read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." This statement, which supersedes Accounting Principles Board Opinion No. 16, "Business Combinations" (APB No. 16) and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," requires that all business combinations be accounted for by the purchase method. SFAS No. 141 also requires that acquired intangible assets should be recognized as assets apart from goodwill if they meet one of two specified criteria. Additionally, the statement adds certain disclosure requirements to those required by APB 16, including disclosure of the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. This statement was required to be applied to all business combinations initiated after June 30, 2001. The Company has adopted SFAS No. 141.

The Company acquired Symphar S.A. on February 13, 2001. The adoption of SFAS No. 141 requires that the Company recognize its assembled workforce as goodwill rather than an intangible asset as it does not meet the specified criteria for recognition apart from goodwill.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather the Company must make an assessment of impairment by applying a fair-value-based test, at least annually. This statement was effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 beginning January 1, 2002. Under the provisions of SFAS No. 142, the value of the Company's goodwill, previously referred to as the Company's assembled workforce, will no longer be subject to amortization but will be reviewed at least annually for impairment. The following table shows the pro forma effect of the adoption of SFAS No. 142 on the Company's net loss for the three months ended March 31, 2001 as if the adoption had occurred on January 1, 2001:

                                                  Three Months Ended
                                                     March 31, 2001
                                                  ------------------
       Net loss, as reported                            $28,450
       Amortization                                          13
                                                        -------
       Pro forma net loss                               $28,437
                                                        =======
       Basic and diluted pro forma
       net loss per share                               $  1.09
                                                        =======

In connection with the Company's December 31, 2001 acquisition of Millennium Pharmaceutical, Inc.'s (Millennium's) interest in Millennium & ILEX, L.P (the Partnership), the Company has recorded intangible assets classified as purchased technology and a trademark in the amounts of $64.8 million and $2.8 million, respectively. These

ILEX ONCOLOGY, INC.
MARCH 31, 2002 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

intangible assets will be amortized over 14 years. As of March 31, 2002, the Company had accumulated amortization of $1.2 million related to these assets. The following table shows the estimated amortization expense, in total for both the purchased technology and trademark, to be incurred for each of the next five years:

                     Year ended     Estimated amortization
                    December 31,            expense
                    ------------    ----------------------
                        2002                $4,829
                        2003                 4,829
                        2004                 4,829
                        2005                 4,829
                        2006                 4,829

In 2001, the FASB issued SFAS No. 144, " Impairment of Long-Lived Assets" which was required to be adopted for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and Long-Lived Assets to be Disposed of" and applies to all recognized long-lived assets, such as property, plant and equipment and intangibles subject to amortization. This statement states that a long-lived asset, or group of assets, should be tested for recoverability whenever events or circumstances indicate that its carrying amount may not be recoverable and requires the recognition of an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. Such an impairment loss should be measured as the difference between the carrying amount and the fair value of the asset. The Company has adopted SFAS No. 144 and believes that all long-lived assets recorded on the Company's Consolidated Balance Sheets to be appropriately stated at their carrying values.

3. MERGERS AND ACQUISITIONS

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

Subsequent to the purchase, the Company's profit share from net U.S. sales and royalties from sales from the rest of the world are shown in product profit and revenue, whereas these items were previously shown in equity in losses of joint venture. The Company's treatment of product development revenue and research and development expenses related to development costs for CAMPATH in indications other than chronic lymphocytic leukemia (CLL) remains unchanged.

ILEX ONCOLOGY, INC.
MARCH 31, 2002 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

4. LOSS PER SHARE

Diluted net loss per share is equal to basic net loss per share, as the effect of all common stock equivalents is antidilutive.

5. STATEMENTS OF CASH FLOWS:

Non-cash financing and investing activities for the three months ended March 31, 2002 and 2001, include the following:

                                                         2002         2001
                                                       --------     --------
Issuance of common stock for acquisition               $     --     $ 13,907
Assets acquired in acquisition                               --          788
Liabilities acquired in acquisition                          --          464

6. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The following table presents the components of the Company's comprehensive loss:

                                                     Three Months Ended
                                                         March 31,
                                                     2002          2001
                                                   --------      --------
    Net loss                                       $ (9,122)     $(28,450)
    Other comprehensive loss:
      Foreign currency translation adjustments           83           (44)
                                                   --------      --------

    Comprehensive loss                             $ (9,039)     $(28,494)
                                                   ========      ========

7. LICENSING AGREEMENTS

On December 19, 2001 , ILEX entered into an agreement with Paralex, Inc. (Paralex) whereby ILEX has granted to Paralex an exclusive sublicense to all of ILEX's rights to oxypurinol under an original license agreement between ILEX, GlaxoSmithKline (GSK), and The Wellcome Foundation (TWF) for the treatment of hyperuricemia (gout) in those who are intolerant of allopurinol. Under the agreement, ILEX also has granted Paralex an exclusive license to develop and commercialize oxypurinol in all fields, under data and technology owned by ILEX, subject only to the terms of the original license agreement with GSK and TWF. Additionally, ILEX has granted Paralex an option to acquire ownership of the ILEX clinical trial data package derived from the Phase II clinical study of gout patients, who are intolerant to allopurinol. Paralex was purchased by Cardiome Pharma Corporation in the first quarter of 2002.

8. COMMITMENTS AND CONTINGENCIES

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

In April 2002, the Company settled a dispute with a collaborator regarding the interpretation of certain contractual provisions included in a research and development agreement. Management of the Company estimated the potential loss related to this dispute and included this amount in accounts payable - other in the consolidated balance sheet as of March 31, 2002. The majority of the settlement will be paid during the second quarter of 2002.

ILEX ONCOLOGY, INC.
MARCH 31, 2002 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


In December 2001, Genentech, Inc. announced that it was granted a patent relating to fundamental methods and compositions used for the production of monoclonal antibodies using anti-recombinant DNA technology after a prolonged legal proceeding. This proceeding entitled Genentech to priority over the Celltech Group PLC, who had first received the patent in 1989, and to whom the Company is currently paying royalty fees related to the use of this technology platform used in the manufacture of CAMPATH. The Company is currently negotiating a license from Genentech under Genentech's patent.

During 1998, the Company guaranteed a $1.0 million line of credit for Clinical Research Group, Inc. (CRG). The guarantee gave the Company access to a network of clinical sites managed by CRG. The guarantee is limited for a period of three years beginning in May 1998 and ending in May 2001. In June 2001, the Company extended the existing guarantee until June 30, 2002. If the guarantee comes to redemption, the Company will obtain an ownership interest in CRG in accordance with the guarantee agreement. Under the terms of the agreement, the Company maintained $1.25 million in the form of securities as collateral for the guarantee. During 1999, the Company expensed $750.0 related to this guarantee as part of a special charge. As of March 31, 2002 the Company had yet to fund the guarantee.

The Company's sole supplier of CAMPATH is Boehringer Ingelheim (BI) in Germany. The agreement with BI contains a minimum purchase quantity of $3.1 million in 2002, to avoid a contractual surcharge. Management is confident that the minimum purchase quantity will be satisfied.

9. SUBSEQUENT EVENTS

On April 19, 2002, ILEX entered into a collaboration agreement with Abgenix, Inc. (Abgenix), to identify and develop fully human monoclonal antibody candidates to the MUC1 protein, a dominant oncogene significantly overexpressed on a wide range of solid tumors. Abgenix will grant ILEX an exclusive license to commercialize products comprising one or more antibodies derived from this program. Under this agreement, Abgenix is owed $100.0 for a technology access fee. Additionally, the Company may be required to make future payments in accordance with the agreement if certain milestones are met.

ILEX ONCOLOGY, INC.
MARCH 31, 2002 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words anticipate, believe, estimate, expect and intend and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, risks associated with preclinical and clinical developments in the biopharmaceutical industry in general and in ILEX's compounds under development in particular; the potential failure of the Company's compounds under development to prove safe and effective for treatment of disease; uncertainties inherent in the early stage of the Company's compounds under development; failure to successfully implement or complete clinical trials; failure to receive market clearance from regulatory agencies for our compounds under development; management's ability to implement strategic initiatives; the ability of the Company to predict its future expenses and capital needs; the development of competing products; the ability of the Company to combine its disparate research capabilities and translate them into clinical drug development programs; uncertainties related to the Company's dependence on and relationships with third parties and partners; general economic and market conditions; risks inherent in the biopharmaceutical industry; stock price volatility; variability of license, royalty and other revenue; risks related to the outcome of litigation and claims made against us; risks related to the market acceptance of CAMPATH; uncertainties related to protection of our intellectual property; rapid technological change could render our technologies obsolete; one-time events and those risks described herein, in the Company's Annual Report on Form 10-K filed March 14, 2002 and in other filings made by the Company with the SEC. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

The following discussion describes the Company's financial position and results of operations for the three-month period ended March 31, 2002. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.


OUR BUSINESS

We are building a product-driven oncology-focused pharmaceutical company by developing and commercializing a portfolio of novel treatments for cancer. We are leveraging our core competencies in clinical drug development to identify, develop and commercialize our proprietary product candidates. Our lead product, CAMPATH, has been approved in the United States and Europe for treating patients with refractory chronic lymphocytic leukemia and is distributed by Schering AG (Schering) and its U.S. subsidiary, Berlex Laboratories, Inc. (Berlex). In addition, we have five oncology product candidates in clinical trials as well as several active preclinical programs. To date, we have built this pipeline primarily through the licensing and acquisition of promising drug candidates. In addition to our clinical development programs, we conduct drug discovery research, translational research and preclinical studies in the fields of angiogenesis inhibition, cell signaling, molecular receptor chemistry and targeted medicinal phosphonate chemistry. CAMPATH was developed in a 50/50 partnership with Leukosite Inc. (Leukosite), formed in 1997. Millennium Pharmaceuticals, Inc. (Millennium) acquired Leukosite and Leukosite's interests in the Partnership two years later. In December 2001, we acquired Millennium's equity interest in ILEX Pharmaceuticals, L.P. (formerly known as Millennium & ILEX Partners, L.P. (the Partnership). We acquired Millennium's interest because we believe the transaction will have a positive impact on our income statement and will enable us to more effectively develop CAMPATH in possible indications such as other leukemias, lymphomas and multiple sclerosis. In addition, we will have the opportunity to enhance commercialization by co-promoting CAMPATH in the U.S. with our development and marketing partner, Berlex.

We have incurred losses since inception and had an accumulated deficit through March 31, 2002, of $246.4 million. Our losses have resulted primarily from product development activities, including licensing of products for which we incur in-process research and development fees, and related administrative expenses. We expect to continue to incur operating losses for the foreseeable future. With the exception of CAMPATH, none of our other drug candidates has been approved for sale. Our revenue for the foreseeable future will be limited to our profit participation and royalty revenue, product development revenue, contract research services revenue, interest income and other miscellaneous income. Our Consolidated Statements of Operations include revenue for net sales of CAMPATH in the U.S. and royalties on sales in the rest of the world as product profit and royalty. Prior to the purchase of Millennium's interest in Millennium & ILEX Partners, L.P. (the Partnership) on December 31, 2001, our portion of the profits generated from CAMPATH sales was recorded in equity in losses of research and development partnership. We have historically accounted for CAMPATH development activities as follows:

     o ILEX operating revenue includes product development revenue we receive from ILEX Pharmaceuticals, L.P.;

     o ILEX research and development expenses include all of our development costs for CAMPATH, which are largely offset by ILEX Pharmaceuticals, Inc. revenue we receive, and;

     o As of January 1, 2002, income (losses) from ILEX Pharmaceuticals' is reported in the Company's Consolidated Statements of Operations as product profit and royalty. ILEX Pharmaceuticals income (losses) was previously reported on the Company's Consolidated Statements of Operations as equity in income (losses) of joint venture.

Our CRO business generates revenue by performing services for pharmaceutical and biotechnology companies. The terms of our contracts vary, with all but one contract ending within the next twelve months. We recognize revenue with respect to our services either on a percentage-of-completion or fee-for-service basis as work is performed. In February 2001, we announced our intent to focus our in-house drug development capabilities on our own proprietary products, including those being jointly developed with partners. At this time, we began approximately a transition out of the fee-for-service CRO business which is expected to take from two to three years. We will continue to recognize revenue from current client projects, but we do not intend to take on any new fee-for-service contracts, except where we can obtain an ownership interest. We anticipate transitioning certain ILEX Services employees to develop the Company's own products. We believe that our oncology expertise enables us to effectively manage the drug development process and increases the probability of obtaining regulatory approval.

ILEX ONCOLOGY, INC.
MARCH 31, 2002 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

RECENT DEVELOPMENTS

In April 2002, we settled a dispute with a collaborator regarding the interpretation of certain contractual provisions included in a research and development agreement. Management estimated the potential loss related to this dispute and included this amount in accounts payable - other in the consolidated balance sheet as of March 31, 2002. The majority of the settlement will be paid during the second quarter of 2002.

On April 19, 2002, we entered into a collaboration agreement with Abgenix, Inc. (Abgenix), to identify and develop fully human monoclonal antibody candidates to the MUC1 protein, a dominant oncogene significantly overexpressed on a wide range of solid tumors. Abgenix will grant us an exclusive license to commercialize products comprising one or more antibodies derived from this program. An initial signing fee of $100.0 will be paid in May of 2002.

On December 19, 2001, we entered into an agreement with Paralex, Inc. (Paralex) whereby we have granted to Paralex an exclusive sublicense to all of our rights to oxypurinol under an original license agreement between us, GlaxoSmithKline
(GSK), and The Wellcome Foundation (TWF) in the treatment of hyperuricemia
(gout) in those who are intolerant of allopurinol. Under the agreement, we granted Paralex an exclusive license to develop and commercialize oxypurinol in all fields, under data and technology owned by us, subject only to the terms of the original license agreement with GSK and TWF. Additionally, we granted Paralex an option to acquire ownership of the ILEX clinical trial data package derived from the Phase II clinical study for the treatment of gout patients, who are intolerant to allopurinol. Paralex was purchased by Cardiome Pharma Corporation in the first quarter of 2002.

In December 2001, Genentech, Inc. announced that it was granted a patent relating to fundamental methods and compositions for the production of monoclonal antibodies using anti-recombinant DNA technology after a prolonged legal proceeding. This proceeding entitled Genentech to priority over Celltech Group PLC, who had first received the patent in 1989, and to whom we are currently paying royalty fees related to the use of this technology platform used in the manufacture of CAMPATH. We are currently negotiating a license from Genentech under Genentech's patent.


CRITICAL ACCOUNTING POLICIES

         We believe that our most critical accounting issues include the process we use to evaluate an impairment on the intangible assets acquired in the purchase of Millennium's interest in ILEX Pharmaceuticals, formerly Millennium & ILEX Partners, L.P. and the process of determining the amount of in-process research and development obtained in an acquisition.

          The amounts recorded as completed technology and trademark were determined based on an independent appraisal of the estimated timing and amount of revenue to be generated from sales of CAMPATH. The occurrence of certain events such as CAMPATH sales which are significantly less than the estimates used in the appraisal could result in an impairment of those intangible assets. We will review the assets at least annually to determine if any impairment exits.

     Amounts recorded as in-process research and development are based upon assumptions and estimates regarding the amount and timing of projected revenues and costs as well as the appropriate discount rates and expected trends in technology. No assurance can be given, however, that the underlying assumptions used to estimate revenue,

ILEX ONCOLOGY, INC.
MARCH 31, 2002 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

development costs or profitability or the events associated with such projects will transpire as estimated. For these reasons, actual results may vary from projected results. The most significant and uncertain assumptions relating to the in-process projects relate to the projected timing of completion and revenues attributable to each project.


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002 AND 2001

OPERATING REVENUES

         Total revenue increased to $8.3 million in the first quarter of 2002, from $8.1 million in the first quarter of 2001. The overall increase of $0.2 million, or 2.5%, was due to several factors. First, product profit and royalty revenue, which is the Company's share of CAMPATH net profits on U.S. sales and a royalty on the rest of the world sales, totaled $3.0 million in the first quarter of 2002. Sales of CAMPATH began in May 2001 and as such there were no comparable sales in the first quarter of 2001. Second, product development revenue increased to $1.7 million in the first quarter of 2002 from $0.7 million in the first quarter of 2001, an increase of $1.0 million or 143%. The increase in product development revenue is due to an increase in spending for CAMPATH-related development activities as revenue that is recorded by the Partnership is based upon research and development expenses incurred. Revenue from the Company's contract research services (CRO) decreased $4.0 or 54% to $3.4 million in the first quarter of 2002 from $7.4 million in the first quarter of 2001. This decrease is the result of the Company's continued transition out of the fee-for-service CRO business.

OPERATING EXPENSES

         Total operating expenses. Total operating expenses decreased to $18.1 million in the first quarter of 2002 from $38.6 in the first quarter of 2001, a decrease of $20.5 million or 53%. This decrease was primarily the result of a $21.1 million in-process research and development charge related to the Company's acquisition of Symphar in the first quarter of 2001. Excluding in-process research and development, total operating expenses increased $0.6 million or 3.4%.

         Research and development costs. Research and development costs increased to $10.9 million in the first quarter of 2002, from $7.4 million in 2001. This increase of $3.5 million, or 47%, was due to increased development spending on the Company's lead product candidate, CLOFAREX as well as increased spending on CAMPATH.

         Selling, general and administrative costs. Selling, general and administrative costs increased to $2.9 million for the first quarter of 2002, compared to $1.7 million for the same quarter in 2001. This increase of $1.2 million, or 41%, is due to the addition of the business management group, which is focused on commercialization and business development.

         Direct cost of research services. Direct cost of research services decreased to $2.0 million during the first quarter of 2002, from $6.5 million in 2001. This decrease of $4.5 million, or 69%, is attributable to the Company's transition out of the fee-for service business. We are no longer incurring business development expenses related to the CRO business, with those internal resources allocated to the development of our own product candidates.

         Depreciation and amortization. Depreciation and amortization increased to $1.9 million from $0.6 million in 2001, an increase of $1.3 million or 217%. This increase was the result of the amortization of the completed technology asset and trademark which the Company obtained through the acquisition of Millennium Pharmaceuticals, Inc.'s interest in ILEX Pharmaceuticals, Inc. formerly Millennium & ILEX, L.P. on December 31, 2001. Total amortization expense related to these acquired intangible assets was $1.2 million during the first quarter of 2002.

         Licensing costs. Licensing costs decreased to $0.5 million in the first quarter of 2002, from $1.3 million in 2001, a decrease of $0.8 million or 62%. Licensing costs for the first quarter of 2002 consist primarily of various in-licensing fees and patent-related expenses.

ILEX ONCOLOGY, INC.
MARCH 31, 2002 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


OPERATING LOSS

         Excluding in-process research and development expense of $21.1 million incurred in the prior year, loss from operations increased to $9.9 million in the first quarter of 2002, from $9.4 million in 2001. This increase of $0.5 million, or 5.3%, was due to an increase in research and development costs and an increase in selling, general and administrative expenses.

EQUITY IN LOSSES OF JOINT VENTURE

         Equity in losses of joint venture was $1.2 million for the first quarter of 2001. This amount includes the Company's profit share of CAMPATH sales which are now shown as product profit and royalty revenue. The Company purchased Millennium's interest in the Partnership on December 31, 2001 and, as a result, activity related to the Partnership was included in the consolidated statement of operations of ILEX Oncology, Inc as of January 1, 2001.

INTEREST INCOME AND OTHER, NET

         Interest and other income decreased to $2.5 million for the quarter ended March 31, 2002, from $3.2 million for the quarter ended March 31, 2002. This decrease of $0.7 million, or 22%, is attributable to a decrease in our cash balances from the same period last year as well as a decrease in the available interest rates on investment balances compared to interest rates in 2001.

INTEREST EXPENSE

         Interest expense of $1.8 million relates to the imputed interest of 6.5% on the note to Millennium for our purchase of their interest in the Partnership. This transaction closed on December 31, 2001, and as such, a comparable amount does not exist as of March 31, 2001.

NET LOSS

         Net loss decreased $19.4 million in the first quarter of 2002, or 68%, to $9.1 million, from $28.5 million in 2001. Net loss per share decreased $0.81 per share to $0.28 per share in 2002, from $1.09 per share in 2001. Excluding in-process research and development expense, net loss increased $1.7 million, or 23%, to $9.1 million in the first quarter of 2002, from $7.4 million for the same period in 2001, and net loss per share remained the same at $0.28 per share.

LIQUIDITY AND CAPITAL RESOURCES

         ILEX has historically financed its operations primarily through the sale of its capital stock, through development and licensing fee revenues provided by its collaborative partners and through fee-for-service or participatory revenues pursuant to contracts with its CRO clients. Additionally, we now have profit contribution from net sales of CAMPATH in the U.S. and royalties on the sales in the rest of the world.

         At March 31, 2002, we had cash, cash equivalents, restricted investments and investments in marketable securities of $154.0 million, net of our note payable to Millennium of $107.6 million. We also had working capital of $93.6 million. Cash, cash equivalents, restricted investments and investments in marketable securities decreased $16.6 million compared to December 31, 2001, primarily due to a license fee payment of $6.0 million on January 1, 2002 as well as general operating requirements, including capital purchases. Our cash requirements are expected to continue to increase each year as we expand our activities and operations.

         In February 2001, we acquired Symphar for approximately $29.0 million, including $15.0 million in cash and 521,121 shares of our common stock. The acquisition agreement specifies that, subject to the viability of performance, we agree to fund a minimum operating and capital budget between $4.0 to $5.0 million annually for each of the next three years. Of the $15.0 million paid in cash, the Company placed $4.5 million in escrow to provide indemnification against future claims. This amount will be released in equal installments of $1.5 million every six months following closing for a period of 18 months provided no claims have arisen. As of March 31, 2002, $3.0 million has been released from escrow.

ILEX ONCOLOGY, INC.
MARCH 31, 2002 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

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

         In connection with research and development efforts, we have entered into agreements with certain development partners, which generally expire over several years. The terms of these agreements require that we make payments in either cash or stock if certain drug development or time based milestones are met. As of March 31, 2002, we had commitments of approximately $3.8 million through December 31, 2002.

         We plan to continue our policy of investing available funds in government securities and investment-grade, interest-bearing securities, primarily with maturities of one year or less. We do not invest in derivative financial instruments, as defined by Statement of Financial Accounting Standards No. 119.

         ILEX's future expenditures and capital requirements will depend on numerous factors, including but not limited to, the progress of its research and development programs, the progress of its preclinical and clinical testing, the magnitude and scope of these activities, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in or termination of existing collaborative arrangements, the ability of the Company to establish, maintain and avoid termination of collaborative arrangements and the purchase of capital equipment and acquisitions of compounds, technologies or businesses. As of March 31, 2002, the Company did not have any material commitments for capital expenditures. The Company may never be able to generate product revenue or achieve or sustain profitability. The Company expects its cash, cash equivalents, and marketable securities will be adequate to cover all of its obligations for the next year.

ILEX ONCOLOGY, INC.
MARCH 31, 2002 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

We are exposed to some market risk through interest rates, related to our investment of cash, cash equivalents, restricted investments and investments in marketable securities of $261.6 million at March 31, 2002. These funds are generally invested in interest-bearing securities, primarily with maturities of one year or less. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 50 basis points, we would not expect there to be a material effect on our results of operations or on our balance sheet. We have not used derivative financial instruments in our investment portfolio.

Our European operations are denominated in local currency. We have unhedged transaction exposures in these currencies which are not considered material. We have not entered into any forward foreign exchange contracts for speculative, trading or other purposes.

ILEX ONCOLOGY, INC.
MARCH 31, 2002 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             Exhibit
             Number
             -------
              3.1      Amended and Restated Certificate of Incorporation of the Company
                       filed May 31, 2000 (Incorporated herein by reference to Exhibit
                       3.1 of the Company's Quarterly Report on Form 10-Q filed August 8,
                       2000)
              3.2      Bylaws of the Company, as amended (Incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement No. 333-17769
                       on Form S-1 filed December 12, 1996, as amended)
             11.1*     Computation of Net Loss Per Share

         (b) Reports on Form 8-K:

             The Company filed the following reports on Form 8-K during the quarter ended March 31, 2002:

                       Dated March 27, 2002, as amended, to disclose a change in the Company's certifying accountants.

                       Dated March 25, 2002, to disclose a change in the Company's certifying accountants.

                       Dated March 15, 2002, as amended, to disclose the acquisition of Millennium Pharmaceuticals, Inc.'s interest in the parties' joint venture, ILEX Pharmaceuticals, Inc., formerly Millennium & ILEX Partners, L.P., and to disclose the required pro forma financial information based on the level of significance of the acquisition.

                       Dated January 15, 2002, to disclose the acquisition of Millennium Pharmaceuticals, Inc.'s interest in the parties' joint venture, ILEX Pharmaceuticals, Inc., formerly Millennium & ILEX Partners, L.P.

*        Filed herewith.

ILEX ONCOLOGY, INC.
MARCH 31, 2002 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Antonio, Texas, on May 15, 2002.

                                   ILEX ONCOLOGY, INC.

                             By:    /s/ JEFFREY H. BUCHALTER
                                ------------------------------------------------
                                   Jeffrey H. Buchalter
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

                             By:    /s/ MICHAEL T. DWYER
                                ------------------------------------------------
                                   Michael T. Dwyer
                                   Executive Vice President and Chief Financial
                                   Officer (Chief Financial and Accounting
                                   Officer)

                                 EXHIBIT INDEX

             Exhibit
             Number
             -------
             3.1       Amended and Restated Certificate of Incorporation of the
                       Company (Incorporated herein by reference to Exhibit 3.1
                       of the Company's Quarterly Report on Form 10-Q filed
                       August 8, 2000)
             3.2       Bylaws of the Company, as amended (Incorporated herein
                       by reference to Exhibit 3.2 of the Company's Registration
                       Statement No. 333-17769 on Form S-1 filed December 12,
                       1996, as amended)
            11.1*      Computation of Net Loss Per Share