Form 10-Q
period 2002-06-30
ILEX ONCOLOGY INC
filed 2002-08-13
CIK 1001915

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------


                                    FORM 10-Q


(MARK ONE)
    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from. . . . . . to. . . . . .

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

         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF AUGUST 12, 2002 IS 32,527,888.

ILEX ONCOLOGY, INC.
JUNE 30, 2002 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

                                      INDEX


PART I. FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
         Consolidated Balance Sheets - June 30, 2002 and December 31, 2001                                  3

         Consolidated Statements of Operations - Three and Six-Month Periods
         Ended June 30, 2002 and 2001                                                                       5

         Consolidated Statements of Cash Flows - Six-Month Periods Ended June 30, 2002 and 2001             6

         Notes to Consolidated Financial Statements                                                         7

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS                                                      11

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                  17

PART II. OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                          18

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                             18

SIGNATURES                                                                                                 19

ILEX ONCOLOGY, INC.
JUNE 30, 2002 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                     (in thousands, except number of shares)

                                     ASSETS

                                                                                   June 30,      December 31,
                                                                                     2002           2001
                                                                                  ----------     ------------
                                                                                  (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                                      $   58,434     $   84,518
   Investments in marketable securities                                               66,740         74,999
   Restricted investments                                                              1,331          1,331
   Accounts receivable, net of allowance for doubtful accounts of
     $118 and $164 in 2002 and 2001, respectively
       Billed                                                                          3,127          4,858
       Unbilled                                                                          262            612
       Employee                                                                          649            194
       Other                                                                           1,117            908
   Accounts receivable from Schering                                                   3,069          3,624
   Interest receivable                                                                 3,690          3,966
   Prepaid expenses and other                                                          2,388          2,069
                                                                                  ----------     ----------

                           Total current assets                                      140,807        177,079
                                                                                  ----------     ----------



NON-CURRENT ASSETS:
   Investments in marketable securities                                              121,351        114,619
   Restricted investments                                                              2,779          2,779
   Completed technology asset, net of accumulated amortization
     of $2,314 in 2002                                                                62,486         64,800
   Trademark, net of accumulated amortization of $100 in 2002                          2,700          2,800
   Property and Equipment, at cost, net of accumulated depreciation
     of $6,780 and $5,669 in 2002 and 2001, respectively                               5,811          6,108
   Goodwill, net of accumulated amortization of $87 in 2002 and 2001                     213            213
   Other assets                                                                          283            509
                                                                                  ----------     ----------

                           Total non-current assets                                  195,623        191,828
                                                                                  ----------     ----------

                           Total assets                                           $  336,430     $  368,907
                                                                                  ==========     ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

ILEX ONCOLOGY, INC.
JUNE 30, 2002 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                     (in thousands, except number of shares)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 June 30,     December 31,
                                                                                  2002            2001
                                                                               ----------     ------------
                                                                               (Unaudited)

CURRENT LIABILITIES:
   Accounts payable-
     Related parties                                                           $      604      $       35
     Other                                                                         10,032          16,688
   Accrued subcontractor costs-
     Related parties                                                                  594             337
     Other                                                                          1,644           2,302
   Accrued liabilities                                                              4,004           4,951
   Deferred revenue                                                                   974           2,537
   Advances from Schering                                                           7,207           7,704
   Note payable                                                                    38,786          37,559
                                                                               ----------      ----------

                           Total current liabilities                               63,845          72,113
                                                                               ----------      ----------

NON-CURRENT LIABILITIES:
   Deferred revenue                                                                   792           1,103
   Note payable                                                                    72,393          70,041
   Advances from Schering                                                              --           2,726
   Other non-current liabilities                                                      949           1,896
                                                                               ----------      ----------
                           Total non-current liabilities                           74,134          75,766
                                                                               ----------      ----------
                           Total liabilities                                      137,979         147,879
                                                                               ----------      ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value; 20,000,000 shares authorized;
     no shares issued or outstanding                                                   --              --
   Common stock, $0.01 par value; 100,000,000 shares authorized;
     32,511,443 and 32,303,284 shares issued; 32,526,523 and
     32,316,829 shares outstanding in 2002 and 2001, respectively                     326             323
   Additional paid-in capital                                                     459,881         458,171
   Accumulated deficit                                                           (261,882)       (237,274)
   Accumulated other comprehensive income (loss)                                      126            (192)
                                                                               ----------      ----------
                           Total stockholders' equity                             198,451         221,028
                                                                               ----------      ----------
                           Total liabilities and stockholders' equity          $  336,430      $  368,907
                                                                               ==========      ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

ILEX ONCOLOGY, INC.
JUNE 30, 2002 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                Three Months Ended              Six Months Ended
                                                                     June 30,                        June 30,
                                                            --------------------------      --------------------------
                                                               2002            2001            2002            2001
                                                            ----------      ----------      ----------      ----------

REVENUE:
  Product profit and royalty                                $    2,122      $       --      $    5,155      $       --
  Product development                                            2,261             846           3,984           1,526
  Contract research services                                     2,550           7,003           5,926          14,416
  Other                                                            495              --             634              --
                                                            ----------      ----------      ----------      ----------
                      Total revenue                              7,428           7,849          15,699          15,942
                                                            ----------      ----------      ----------      ----------

OPERATING EXPENSES:
  Research and development costs                                12,089           8,962          23,023          16,384
  Licensing costs                                                4,675           6,897           5,134           8,184
  Selling, general and administrative                            2,949           2,757           5,837           4,525
  Direct cost of research services                               1,727           4,649           3,716          11,102
  Depreciation and amortization                                  1,817             657           3,678           1,217
  In-process research and development                               --              --              --          21,112
                                                            ----------      ----------      ----------      ----------

                      Total operating expenses                  23,257          23,922          41,388          62,524
                                                            ----------      ----------      ----------      ----------

OPERATING LOSS                                                 (15,829)        (16,073)        (25,689)        (46,582)

OTHER INCOME (EXPENSE):
  Interest income and other                                      2,151           2,132           4,660           5,352
  Interest expense                                              (1,808)             --          (3,579)             --
  Equity in income (losses) of joint venture                        --             660              --            (501)
                                                            ----------      ----------      ----------      ----------
NET LOSS                                                    $  (15,486)     $  (13,281)     $  (24,608)     $  (41,731)
                                                            ==========      ==========      ==========      ==========
BASIC AND DILUTED NET LOSS PER
SHARE                                                       $     (.48)     $     (.50)     $     (.76)     $    (1.59)
                                                            ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER
 OF SHARES OF COMMON
 STOCK OUTSTANDING                                              32,476          26,375          32,423          26,230
                                                            ==========      ==========      ==========      ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

ILEX ONCOLOGY, INC.
JUNE 30, 2002 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                     --------------------------
                                                                                        2002            2001
                                                                                     ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                         $  (24,608)     $  (41,731)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                                      3,678           1,217
       Non-cash interest expense                                                          3,579
       Gain on investment in marketable securities                                         (435)
       In-process research and development                                                   --          21,112
       Net activity of joint venture                                                         --            (508)
       Bad debt expense                                                                      46              --
       Loss on disposal of equipment                                                         18             148
       Changes in operating assets and liabilities:
           Decrease in receivables, net                                                   2,202           2,313
           Increase in prepaid expenses and other                                          (319)           (816)
           Decrease (increase) in other non-current assets                                  226             (27)
          (Decrease) increase in accounts payable and accrued liabilities                (7,370)          4,598
           Decrease in accrued subcontractor costs                                         (401)           (572)
           Decrease in deferred revenue                                                  (1,874)           (567)
          (Decrease) increase in other non-current liabilities                           (3,642)             68
                                                                                     ----------      ----------
                   Net cash used in operating activities                                (28,900)        (14,765)
                                                                                     ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net activity of marketable securities' transactions                                  1,962          27,326
     Net activity in restricted investments                                                  --          (5,000)
     Purchase of property and equipment                                                    (985)         (1,326)
     Proceeds from sale of property and equipment                                            --              57
     Advances to joint venture                                                               --          (3,369)
     Acquisitions, net of cash acquired                                                      --          (7,529)
                                                                                     ----------      ----------

                   Net cash provided by investing activities                                977          10,159
                                                                                     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of stock options and warrants                                               1,552           1,183
     Principal payments for capital lease obligations                                       (31)            (19)
                                                                                     ----------      ----------

                   Net cash provided by financing activities                              1,521           1,164
                                                                                     ----------      ----------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                                318            (200)
                                                                                     ----------      ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (26,084)         (3,642)

CASH AND CASH EQUIVALENTS, beginning of period                                           84,518          18,099
                                                                                     ----------      ----------

CASH AND CASH EQUIVALENTS, end of period                                             $   58,434      $   14,457
                                                                                     ==========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

ILEX ONCOLOGY, INC.
JUNE 30, 2002 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

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

2. ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." This statement, which supersedes Accounting Principles Board Opinion No. 16, "Business Combinations" (APB No. 16) and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," requires that all business combinations be accounted for by the purchase method. SFAS No. 141 also requires that acquired intangible assets should be recognized as assets apart from goodwill if they meet one of two specified criteria. Additionally, the statement adds certain disclosure requirements to those required by APB No. 16, including disclosure of the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. This statement was required to be applied to all business combinations initiated after June 30, 2001. The Company has adopted SFAS No. 141.

The Company acquired Symphar S.A. on February 13, 2001. The adoption of SFAS No. 141 requires that the Company recognize its assembled workforce as goodwill rather than an intangible asset as it does not meet the specified criteria for recognition apart from goodwill.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather the Company must make an assessment of impairment by applying a fair-value-based test, at least annually. This statement was effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 beginning January 1, 2002. Under the provisions of SFAS No. 142, the value of the Company's goodwill, previously referred to as the Company's assembled workforce, will no longer be subject to amortization but will be reviewed at least annually for impairment. The following table shows the pro forma effect of the adoption of SFAS No. 142 on the Company's net loss for the three and six months ended June 30, 2001 as if the adoption had occurred on January 1, 2001:

                                Three Months Ended     Six Months Ended
                                  June 30, 2001          June 30, 2001
                                ------------------     ----------------
Net loss, as reported                $   13,281            $   41,731
Amortization                                (25)                  (38)
                                     ----------            ----------
Pro forma net loss                   $   13,256            $   41,693
                                     ==========            ==========
Basic and diluted pro forma
net loss per share                   $      .50            $     1.59
                                     ==========            ==========

In connection with the Company's December 31, 2001 acquisition of Millennium Pharmaceuticals, Inc.'s (Millennium's) interest in Millennium & ILEX, L.P. (the Partnership), the Company has recorded intangible assets

ILEX ONCOLOGY, INC.
JUNE 30, 2002 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

classified as completed technology and a trademark in the amounts of $64.8 million and $2.8 million, respectively. These intangible assets will be amortized over 14 years. As of June 30, 2002, the Company had accumulated amortization of $2.4 million related to these assets. The following table shows the estimated amortization expense, in total for both the completed technology and trademark, to be incurred for each of the next five years:

                    Year ended                     Estimated amortization
                    December 31,                          expense
                    ------------                   ----------------------

                        2002                             $ 4,829

                        2003                               4,829

                        2004                               4,829

                        2005                               4,829

                        2006                               4,829

In 2001, the FASB issued SFAS No. 144, " Impairment of Long-Lived Assets" which was required to be adopted for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and applies to all recognized long-lived assets, such as property, plant and equipment and intangibles subject to amortization. This statement states that a long-lived asset, or group of assets, should be tested for recoverability whenever events or circumstances indicate that its carrying amount may not be recoverable and requires the recognition of an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. Such an impairment loss should be measured as the difference between the carrying amount and the fair value of the asset. The Company has adopted SFAS No. 144 and believes that all long-lived assets recorded on the Company's Consolidated Balance Sheets to be appropriately stated at their carrying values.

3. MERGERS AND ACQUISITIONS

On October 29, 2001, the Company announced that it had entered into a definitive agreement to purchase Millennium's 50% equity interest in the Partnership. The acquisition closed on December 31, 2001. The terms of the agreement included an initial cash payment of $20.0 million and an additional $120.0 million in scheduled payments to Millennium over the next three years, of which $20.0 million may be paid with the Company's common stock. In addition, Millennium will be entitled to royalty payments based on U.S. CAMPATH sales above certain levels beginning in 2005. ILEX estimated the purchase price at $127.6 million based on the net present value of the cash payments discounted at 6.5%, the Company's estimated incremental borrowing rate. The purchase price was allocated to the assets purchased and in-process research and development costs based upon their respective fair values. The purchase price was allocated as follows:

Completed technology asset                $  64,800
Trademark                                     2,800
In-process research and development          60,000
                                          ---------
Total purchase price                      $ 127,600
                                          =========

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

Subsequent to the purchase, the Company's profit share from net U.S. sales and royalties from sales from the rest of the world are presented as product profit and royalty revenue, whereas these items were previously presented as equity in income (losses) of joint venture. The Company's treatment of product development revenue and research and development expenses related to development costs for CAMPATH in indications other than chronic lymphocytic leukemia (CLL) remains unchanged.

ILEX ONCOLOGY, INC.
JUNE 30, 2002 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

4. LOSS PER SHARE

Diluted net loss per share is equal to basic net loss per share, as the effect of all common stock equivalents is antidilutive.

5. STATEMENTS OF CASH FLOWS:

Non-cash financing and investing activities for the six months ended June 30, 2002 and 2001, include the following:

                                                                   2002         2001
                                                                 --------     --------
Issuance of common stock for acquisition                         $     --     $ 13,907
Assets acquired in acquisition                                         --          788
Liabilities acquired in acquisition                                    --          464
Issuance of common stock for employee stock purchase
plan                                                                  161          259

Supplemental disclosures of cash flow information for the six months ended June 30, 2002 and 2001 include the following:

                                                       2002     2001
                                                       ----     ----
Cash paid  for:
Interest                                               $  6     $  6
Foreign income taxes                                   $ --     $  5

6. COMPREHENSIVE LOSS

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The following table presents the components of the Company's comprehensive loss:

                                           Three Months Ended               Six Months Ended
                                                 June 30,                        June 30,
                                       --------------------------      --------------------------
                                          2002            2001            2002            2001
                                       ----------      ----------      ----------      ----------
    Net loss                           $  (15,486)     $  (13,281)     $  (24,608)     $  (41,731)
    Other comprehensive gain (loss):
      Foreign currency
      translation adjustments                 235            (156)            318            (200)
                                       ----------      ----------      ----------      ----------

    Comprehensive loss                 $  (15,251)     $  (13,437)     $  (24,290)     $  (41,931)
                                       ==========      ==========      ==========      ==========

7. LICENSING AGREEMENTS

On April 19, 2002, ILEX entered into a collaboration agreement with Abgenix, Inc. (Abgenix), to identify and develop fully human monoclonal antibody candidates to the MUC1 protein, a dominant oncogene significantly overexpressed on a wide range of solid tumors. Abgenix will grant ILEX an exclusive license to commercialize products comprising one or more antibodies derived from this program. Under this agreement, ILEX paid Abgenix $100.0 for a technology access fee. Additionally, the Company may be required to make future payments in accordance with the agreement if certain milestones are met.

On December 19, 2001, ILEX entered into an agreement with Paralex, Inc. (Paralex) whereby ILEX has granted to Paralex an exclusive sublicense to all of ILEX's rights to oxypurinol under an original license agreement between ILEX, GlaxoSmithKline (GSK), and The Wellcome Foundation (TWF) for the treatment of symptomatic hyperuricemia (gout) in patients who are intolerant of allopurinol. In the first quarter of 2002, Paralex was purchased by Cardiome Pharma Corporation (Cardiome). Under the agreement, ILEX granted Paralex, now Cardiome, an exclusive license to develop and commercialize oxypurinol in all fields under data and technology owned by ILEX, subject only to the terms of the original license agreement with GSK and TWF. Additionally, Cardiome exercised its option to acquire ownership of the ILEX clinical trial data package derived from the Phase II clinical study for the treatment of gout patients who are intolerant to allopurinol.

ILEX ONCOLOGY, INC.
JUNE 30, 2002 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

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

In April 2002, the Company settled a dispute with a collaborator regarding the interpretation of certain contractual provisions included in a research and development agreement. The majority of the settlement was paid during the second quarter of 2002.

In December 2001, Genentech, Inc. (Genentech) announced that it was granted a patent relating to fundamental methods and compositions for the production of monoclonal antibodies using anti-recombinant DNA technology in a prolonged legal proceeding. This proceeding entitled Genentech to priority over the Celltech Group PLC, who had first received the patent in 1989 and, to whom the Company is currently paying royalty fees related to the use of this technology platform used in the manufacture of CAMPATH. The Company is currently negotiating a license from Genentech under Genentech's patent.

During 1998, the Company guaranteed a $1.0 million line of credit for Clinical Research Group, Inc. (CRG). The guarantee gave the Company access to a network of clinical sites managed by CRG. The original guarantee was limited for a period of three years beginning in May 1998 and ending in May 2001. The Company extended the guarantee until June 30, 2003. If the guarantee comes to redemption, the Company will obtain an ownership interest in CRG in accordance with the guarantee agreement. Under the terms of the agreement, the Company maintains securities as collateral for the guarantee and, as of June 30, 2002, the total of such securities was $0.9 million. During 1999, the Company expensed $750.0 related to this guarantee as part of a special charge. As of June 30, 2002 the Company had yet to fund the guarantee.

The Company's sole supplier of CAMPATH is Boehringer Ingelheim (BI) in Germany. The agreement with BI contains a minimum purchase quantity of $3.1 million in 2002 to avoid a contractual surcharge. Management is confident that the minimum purchase quantity will be satisfied.

ILEX ONCOLOGY, INC.
JUNE 30, 2002 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words anticipate, believe, estimate, expect and intend and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, risks associated with preclinical and clinical developments in the biopharmaceutical industry in general and in ILEX's compounds under development in particular; the potential failure of the Company's compounds under development to prove safe and effective for treatment of disease; uncertainties inherent in the early stage of the Company's compounds under development; failure to successfully implement or complete clinical trials; failure to receive market clearance from regulatory agencies for our compounds under development; management's ability to implement strategic initiatives; the ability of the Company to predict its future expenses and capital needs; the development of competing products; the ability of the Company to combine its disparate research capabilities and translate them into clinical drug development programs; uncertainties related to the Company's dependence on and relationships with third parties and partners; general economic and market conditions; risks inherent in the biopharmaceutical industry; stock price volatility; variability of license, royalty and other revenue; risks related to the outcome of litigation and claims made against us; risks related to the market acceptance of CAMPATH; uncertainties related to protection of our intellectual property; rapid technological change could render our technologies obsolete; one-time events and those risks described herein, in the Company's Report on Form 10-K filed March 14, 2002 and in other filings made by the Company with the SEC. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

The following discussion describes the Company's financial position and results of operations for the three and six-month periods ended June 30, 2002. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

OUR BUSINESS

We are building a product-driven, oncology-focused biopharmaceutical company by developing and commercializing a portfolio of novel treatments for cancer. We are leveraging our core competencies in clinical drug development to identify, develop and commercialize our proprietary product candidates. Our lead product, CAMPATH, has been approved in the United States and Europe for treating patients with refractory chronic lymphocytic leukemia (CLL) and is distributed by Schering AG (Schering) and its U.S. subsidiary, Berlex Laboratories, Inc. (Berlex). In addition, we have five oncology product candidates in clinical trials as well as several active preclinical programs. To date, we have built this pipeline primarily through the licensing and acquisition of promising drug candidates. In addition to our clinical development programs, we conduct drug discovery research, translational research and preclinical studies in the fields of angiogenesis inhibition, cell signaling, molecular receptor chemistry and targeted medicinal phosphonate chemistry. CAMPATH was developed in a 50/50 partnership with Leukosite Inc. (Leukosite), formed in 1997. Millennium Pharmaceuticals, Inc. (Millennium) acquired Leukosite and Leukosite's interests in the Partnership two years later. In December 2001, we acquired Millennium's equity interest in ILEX Pharmaceuticals, L.P., formerly known as Millennium & ILEX Partners, L.P. (the Partnership). We believe this transaction will help streamline the process of developing CAMPATH in additional indications. In addition, we will have the opportunity to enhance commercialization by co-promoting CAMPATH in the U.S. with our development and marketing partner, Berlex.

We have incurred losses since inception and had an accumulated deficit through June 30, 2002 of $261.9 million. Our losses have resulted primarily from product development activities, including licensing of products for which we incur in-process research and development fees, and related administrative expenses. We expect to continue to incur operating losses for the foreseeable future. With the exception of CAMPATH, none of our other drug

ILEX ONCOLOGY, INC.
JUNE 30, 2002 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

candidates have been approved for sale. Our revenue for the foreseeable future will be limited to our profit participation and royalty revenue, product development revenue, contract research services (CRO) revenue, interest income and other miscellaneous income. Our Consolidated Statements of Operations include profit from the net sales of CAMPATH in the U.S. and royalties on sales in the rest of the world as product profit and royalty revenue. Prior to the purchase of Millennium's interest in the Partnership on December 31, 2001, our portion of the profits generated from CAMPATH sales was recorded in equity in losses of joint venture. We have historically accounted for CAMPATH development activities as follows:

         o ILEX operating revenue includes product development revenue we receive from Schering for their participation in development activities

         o ILEX research and development expenses include all of our development costs for CAMPATH, which are largely offset by ILEX Pharmaceuticals', revenue we receive, and;

         o As of January 1, 2002, income from ILEX Pharmaceuticals is reported in the Company's Consolidated Statements of Operations as product profit and royalty revenue. ILEX Pharmaceuticals' income (losses) was previously reported on the Company's Consolidated Statements of Operations as equity in income (losses) of joint venture.

Our CRO business generates revenue by performing services for pharmaceutical and biotechnology companies. The terms of our contracts vary, with all but two contracts ending within the next twelve months. We recognize revenue with respect to our services either on a percentage-of-completion or fee-for-service basis as work is performed. In February 2001, we announced our intent to focus our in-house drug development capabilities on our own proprietary products, including those being jointly developed with partners. At that time, we began a transition out of the fee-for-service CRO business, which was expected to take from two to three years. We will continue to recognize revenue from current client projects, but we do not intend to take on any new fee-for-service contracts, except where we can obtain an ownership interest. We anticipate transitioning certain CRO employees to develop the Company's own products. We believe that our oncology expertise enables us to effectively manage the drug development process and increases the probability of obtaining regulatory approval.

Global net sales of CAMPATH for the six months ended June 30, 2002 totaled $22.2 million. We anticipate full year 2002 CAMPATH sales to approximate $45.0 million.

RECENT DEVELOPMENTS

In April 2002, we settled a dispute with a collaborator regarding the interpretation of certain contractual provisions included in a research and development agreement. The majority of the settlement was paid during the second quarter of 2002.

On April 19, 2002, we entered into a collaboration agreement with Abgenix, Inc. (Abgenix), to identify and develop fully human monoclonal antibody candidates to the MUC1 protein, a dominant oncogene significantly overexpressed on a wide range of solid tumors. Abgenix will grant us an exclusive license to commercialize products comprising one or more antibodies derived from this program. Under this agreement, we have paid Abgenix $100.0 for a technology access fee. Additionally, we may be required to make future payments in accordance with the agreement if certain milestones are met.

On December 19, 2001, we entered into an agreement with Paralex, Inc. (Paralex) whereby we have granted to Paralex an exclusive sublicense to all of our rights to oxypurinol under an original license agreement between us, GlaxoSmithKline
(GSK), and The Wellcome Foundation (TWF) in the treatment of symptomatic hyperuricemia (gout) in patients who are intolerant of allopurinol. In the first quarter of 2002, Paralex was purchased by Cardiome Pharma Corporation (Cardiome). Under the agreement, we granted Paralex, now Cardiome, an exclusive license to develop and commercialize oxypurinol in all fields under data and technology owned by us, subject only to the terms of the original license agreement with GSK and TWF. Additionally, Cardiome exercised its option to acquire ownership of our clinical trial data package derived from the Phase II study for the treatment of gout patients who are intolerant to allopurinol.

In December 2001, Genentech, Inc. (Genentech) announced that it was granted a patent relating to fundamental methods and compositions for the production of monoclonal antibodies using anti-recombinant DNA technology in a prolonged legal proceeding. This proceeding entitled Genentech to priority over the Celltech Group PLC, who had first received the patent in 1989 and, to whom we are currently paying royalty fees related to the use of this

ILEX ONCOLOGY, INC.
JUNE 30, 2002 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

technology platform used in the manufacture of CAMPATH. The Company is currently negotiating a license from Genentech under Genentech's patent.

CRITICAL ACCOUNTING POLICIES

         We believe that our most critical accounting issues include the process we use to evaluate an impairment on the intangible assets acquired in the purchase of Millennium's interest in the Partnership and the process of determining the amount of in-process research and development obtained in an acquisition.

         The amounts recorded as completed technology and trademark were determined based on an independent appraisal of the estimated timing and amount of revenue to be generated from sales of CAMPATH. The occurrence of certain events such as CAMPATH sales, which are significantly less than the estimates used in the appraisal, could result in an impairment of those intangible assets. We review the assets quarterly to determine if any impairment exists.

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2002 AND 2001

OPERATING REVENUES

         Total revenue decreased to $15.7 million in the first six months of 2002, from $15.9 million in the first six months of 2001. The decrease of $0.2 million, or 1%, was due to the decrease in revenue from our fee-for-service CRO business. The decrease of 59% in CRO revenues is consistent with our plan to transition out of the fee-for-service CRO business. Product profit and royalty revenue, which is the Company's share of CAMPATH net profits on U.S. sales and a royalty on the rest of the world sales, totaled $5.2 million through the second quarter of 2002. Prior to January 1, 2002, our share of CAMPATH net profits on U.S. sales and royalties on the rest of the world sales was included in equity in income (losses) of joint venture. Also, product development revenue increased to $4.0 million through the second quarter of 2002 from $1.5 million for the same period in 2001, an increase of $2.5 million or 167%. The increase in product development revenue is due to an increase in spending for CAMPATH-related development activities as revenue that is recorded by the Partnership is based upon research and development expenses incurred.

OPERATING EXPENSES

         Total Operating Expenses. Total operating expenses of $41.4 million for the first six months of 2002 remained the same compared to the first six months of 2001, excluding in-process research and development expenses totaling $21.1 million. Included in operating expenses for the six months ended June 30, 2002, is increased research and development spending due to the focus on our own product pipeline partially offset by a significant decrease in the amount of direct costs of research services, consistent with our plan to transition out of the fee-for-service CRO business.

         Research and Development Costs. Research and development costs increased to $23.0 million in the first six months of 2002, from $16.4 million in 2001. This increase of $6.6 million, or 40%, was due to increased development spending on the Company's product pipeline, particularly for CLOFAREX and ILX-651 as well as increased spending on CAMPATH. Additionally, research and development expense increased due to the acquisition of Symphar in the first quarter of 2001, our drug discovery research laboratory in Geneva, Switzerland.

         Licensing Costs. Licensing costs decreased to $5.1 million in the first six months of 2002, from $8.2 million in 2001, a decrease of $3.1 million or 38%. The primary reason for the decrease was a license fee expense accrual in 2001 of $6.0 million for ILX-651 related to an exclusive, worldwide license from Knoll AG (BASF Pharma) for ILX-651, a synthetic pentapeptide analog of dolastatin. Additionally in 2001, a payment of $1.1 million

ILEX ONCOLOGY, INC.
JUNE 30, 2002 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

was made to Bioenvision upon execution of an agreement to U.S. rights to clofarabine, a nucleoside analog. In the first six months of 2002, licensing costs consisted primarily of a license fee expense accrual for ILX-651 for $4.0 million. We may be required to make future payments in accordance with these agreements if certain drug development and time-based milestones are met.

         Selling,General and Administrative Costs. Selling, general and administrative costs increased to $5.8 million for the first six months of 2002, compared to $4.5 million for the same period in 2001. This increase of $1.3 million, or 29% is due in part to the transition out of the CRO business, and the corresponding transition of existing internal resources to focus on new business opportunities, build strategic relationships and develop our proprietary products. The costs associated with these management and business development activities were previously included in direct costs of research services and are now reflected in selling, general and administrative expense.

         Direct Costs of Research Services. Direct costs of research services decreased to $3.7 million during the first six months of 2002, from $11.1 million in 2001. This decrease of $7.4 million, or 67%, is attributable to the Company's transition out of the fee-for service CRO business.

         Depreciation and Amortization. Depreciation and amortization increased to $3.7 million for the first six months of 2002 from $1.2 million for the first six months of 2001, an increase of $2.5 million or 208%. This increase was the result of the amortization of the completed technology asset and trademark which the Company obtained through the acquisition of Millennium's interest in the Partnership on December 31, 2001. Total amortization expense related to these acquired intangible assets was $2.4 million during the first six months of 2002.

         In-Process Research and Development. In connection with the purchase price allocation for the February 2001 acquisition of Symphar, the Company expensed $21.1 million for the purchase of in-process research and development.

OPERATING LOSS

Loss from operations increased to $25.7 million for the first six months of 2002 from $25.5 million for the first six months of 2001, excluding in-process research and development expense of $21.1 million incurred in the first quarter of 2001. This increase of $0.2 million, or 0.7%, is due to increases in research and development costs, depreciation expense and selling, general and administrative expenses, partially offset by decreases in licensing costs and direct costs of research services.

INTEREST INCOME AND OTHER, NET

         Interest and other income decreased to $4.7 million for the six months ended June 30, 2002, from $5.4 million for the same period a year ago. This decrease of $0.7 million, or 13%, is attributable to a decrease in average interest rates during the first six months of 2002, compared to the same period a year ago.

INTEREST EXPENSE

Interest expense of $3.6 million relates to the imputed interest of 6.5% on the note to Millennium for our purchase of their interest in the Partnership. This transaction closed on December 31, 2001, and as such, a comparable amount does not exist as of June 30, 2001.

EQUITY IN INCOME (LOSSES) OF JOINT VENTURE

Equity in losses of joint venture was $0.5 million for the first six months of 2001. This amount includes the Company's profit share of CAMPATH sales, which are now shown as product profit and royalty revenue. The Company purchased Millennium's interest in the Partnership on December 31, 2001 and, as a result, activity related to the Partnership was included in the consolidated statement of operations of ILEX Oncology, Inc. as of January 1, 2002.

ILEX ONCOLOGY, INC.
JUNE 30, 2002 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

NET LOSS

Net loss decreased $17.1 million in the first six months of 2002, or 41%, to $24.6 million, from $41.7 million in 2001. Net loss per share decreased $0.83 per share to $0.76 per share in 2002, from $1.59 per share in 2001. Excluding in-process research and development expense, net loss increased $4.0 million, or 19%, to $24.6 million in the first six months of 2002, from $20.6 million for the same period in 2001, and net loss per share decreased $0.02 per share to $0.76 per share, from $0.78 per share in 2001.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2002 AND 2001

OPERATING REVENUES

         Total revenue decreased to $7.4 million in the second quarter of 2002, from $7.8 million in the second quarter of 2001. The overall decrease of $0.4 million, or 5%, was due to the decrease in revenue from the Company's contract research services of $4.4 million or 63% to $2.6 million in the second quarter of 2002 from $7.0 million in the second quarter of 2001. The decrease in CRO revenue was offset by increases in product profit and royalty revenue and product development revenue. Product profit and royalty revenue, which is the Company's share of CAMPATH net profits on U.S. sales and a royalty on the rest of the world sales, totaled $2.1 million in the second quarter of 2002. Prior to January 1, 2002, our share of CAMPATH net profits on U.S. sales and royalties on the rest of the world sales was included in equity in income (losses) of joint venture. Product development revenue increased to $2.3 million in the second quarter of 2002 from $0.8 million in the second quarter of 2001, an increase of $1.5 million or 188%. The increase in product development revenue is due to an increase in spending for CAMPATH-related development activities as revenue that is recorded by the Partnership is based upon research and development expenses incurred.

OPERATING EXPENSES

         Total Operating Expenses. Total operating expenses decreased to $23.3 million in the second quarter of 2002 from $23.9 in the second quarter of 2001, a decrease of $0.6 million or 3%. This decrease was primarily the result of decreased licensing costs and direct costs of research services partially offset by an increase in research and development spending.

         Research and Development Costs. Research and development costs increased to $12.1 million in the second quarter of 2002, from $9.0 million in 2001. This increase of $3.1 million, or 34%, was due to increased development spending on CLOFAREX and CAMPATH.

         Licensing Costs. Licensing costs decreased to $4.7 million in the second quarter of 2002, from $6.9 million in 2001, a decrease of $2.2 million or 32%. Licensing costs for the second quarter of 2002 consist primarily of a license fee expense accrual of $4.0 million related to an exclusive worldwide license from BASF Pharma for ILX-651. Licensing costs for the same period in 2001 consisted primarily of a license fee expense accrual of $6.0 million which was also related to the exclusive worldwide license from BASF Pharma for ILX-651.

         Selling, General and Administrative Costs. Selling, general and administrative costs increased to $2.9 million for the second quarter of 2002, compared to $2.8 million for the same quarter in 2001. This increase of $0.1 million, or 4%, is due to the addition of the business management group, which is focused on commercialization and business development.

         Direct Costs of Research Services. Direct costs of research services decreased to $1.7 million during the second quarter of 2002, from $4.6 million in 2001. This decrease of $2.9 million, or 63%, is attributable to our continued transition out of CRO business. We are no longer incurring business development expenses related to the CRO business, with those internal resources allocated to the development of our own product candidates.

         Depreciation and Amortization. Depreciation and amortization increased to $1.8 million in the second quarter of 2002 from $0.7 million in 2001, an increase of $1.1 million or 157%. This increase was the result of the amortization of the completed technology asset and trademark which the Company obtained through the acquisition of Millennium's interest in the Partnership on December 31, 2001.

ILEX ONCOLOGY, INC.
JUNE 30, 2002 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

OPERATING LOSS

         Loss from operations decreased to $15.8 million in the second quarter of 2002, from $16.1 million in 2001. This decrease of $0.3 million, or 2%, was due to the inclusion of product profit and royalty from CAMPATH sales in revenue in 2002 and an increase in product development revenue which were both offset by the decrease in revenue from contract research services. Additionally, research and development costs increased significantly but were offset by decreases in both licensing costs and direct costs of research services.

INTEREST INCOME AND OTHER, NET

         Interest and other income increased to $2.2 million for the quarter ended June 30, 2002, from $2.1 million for the quarter ended June 30, 2001. This increase of $0.1 million, or 5%, is attributable to an increase in our cash balances from the same period last year.

INTEREST EXPENSE

         Interest expense of $1.8 million relates to the imputed interest of 6.5% on the note to Millennium for our purchase of their interest in the Partnership. This transaction closed on December 31, 2001, and as such, a comparable amount does not exist as of June 30, 2001.

EQUITY IN INCOME (LOSSES) OF JOINT VENTURE

         Equity in income of joint venture was $0.7 million for the second quarter of 2001. This amount includes the Company's profit share of CAMPATH sales, which are now shown as product profit and royalty revenue. The Company purchased Millennium's interest in the Partnership on December 31, 2001 and, as a result, activity related to the Partnership was included in the consolidated statement of operations of ILEX Oncology, Inc as of January 1, 2002.

NET LOSS

         Net loss increased $2.2 million in the second quarter of 2002, or 17%, to $15.5 million, from $13.3 million in 2001. Net loss per share decreased $0.02 per share to $0.48 per share in 2002, from $0.50 per share in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         ILEX has historically financed its operations primarily through the sale of its capital stock, through development and licensing fee revenues provided by its collaborative partners and through fee-for-service or participatory revenues pursuant to contracts with its CRO clients. Additionally, we now have profit contribution from net sales of CAMPATH in the U.S. and royalties on sales in the rest of the world.

         At June 30, 2002, we had cash, cash equivalents, restricted investments and investments in marketable securities of $130.6 million, net of our note payable to Millennium of $120.0 million. We also had working capital of $77.0 million. Cash, cash equivalents, restricted investments and investments in marketable securities decreased $27.6 million compared to December 31, 2001, primarily due to a license fee payment of $6.0 million on January 1, 2002 as well as general operating requirements, including capital purchases. Our cash requirements are expected to continue to increase each year as we expand our activities and operations.

         In February 2001, we acquired Symphar for approximately $29.0 million, including $15.0 million in cash and 521,121 shares of our common stock. The acquisition agreement specifies that, subject to the viability of performance, we agree to fund a minimum operating and capital budget between $4.0 to $5.0 million annually for each of the next three years. Of the $15.0 million paid in cash, the Company placed $4.5 million in escrow to provide indemnification against future claims. This amount will be released in equal installments of $1.5 million every six months following closing for a period of 18 months provided no claims have arisen. As of June 30, 2002, $3.0 million has been released from escrow.

         Our cash requirements are expected to continue to increase each year as we expand our activities and operations. We may never generate significant product revenue or achieve or sustain profitability. We expect our current funds will be adequate to cover all of our obligations for at least the next year. Until our business can

ILEX ONCOLOGY, INC.
JUNE 30, 2002 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

generate sufficient levels of cash from product sales, we expect to continue to finance our operations through existing cash, revenue from collaborative relationships, and proceeds from the sale of equity securities.

         In connection with research and development efforts, we have entered into agreements with certain development partners, which generally expire over several years. The terms of these agreements require that we make payments in either cash or stock if certain drug development or time-based milestones are met. As of June 30, 2002, we had commitments of approximately $4.6 million through December 31, 2002.

         We plan to continue our policy of investing available funds in government securities and investment-grade, interest-bearing securities, primarily with maturities of one year or less. We do not invest in derivative financial instruments, as defined by Statement of Financial Accounting Standards No. 119.

         ILEX's future expenditures and capital requirements will depend on numerous factors, including but not limited to, the progress of its research and development programs, the progress of its preclinical and clinical testing, the magnitude and scope of these activities, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in or termination of existing collaborative arrangements, the ability of the Company to establish, maintain and avoid termination of collaborative arrangements and the purchase of capital equipment and acquisitions of compounds, technologies or businesses. As of June 30, 2002, the Company did not have any material commitments for capital expenditures. The Company may never be able to generate significant product revenue or achieve or sustain profitability. The Company expects its cash, cash equivalents, and marketable securities will be adequate to cover all of its obligations for the next year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

We are exposed to some market risk through interest rates, related to our investment of cash, cash equivalents, restricted investments and investments in marketable securities of $250.6 million at June 30, 2002. These funds are generally invested in interest-bearing securities, primarily with maturities of one year or less. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 50 basis points, we would not expect there to be a material effect on our results of operations or on our balance sheet. We have not used derivative financial instruments in our investment portfolio.

Our European operations are denominated in local currency. We have unhedged transaction exposures in these currencies, which are not considered material. We have not entered into any forward foreign exchange contracts for speculative, trading or other purposes.

ILEX ONCOLOGY, INC.
JUNE 30, 2002 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the Annual Meeting of Stockholders held on May 23, 2002, and received the votes set forth below:

         1. All of the following persons nominated were elected to serve as directors and received the number of votes set forth opposite their respective names:

       Name                                For                 Withheld
       ----                                ---                 --------
Jeffrey H. Buchalter                    18,563,257            3,220,833
Gary V. Woods                           21,547,019              237,071
Joy A. Amundson                         21,567,619              216,471
Joseph S. Bailes, M.D.                  21,567,619              216,471
Jason S. Fisherman, M.D.                21,567,619              216,471
Richard L. Love                         18,563,257            3,220,833
Ruskin C. Norman, M.D.                  21,567,619              216,471
Daniel D. Von Hoff, M.D.                21,528,519              255,571

         2. A proposal to ratify the appointment of Ernst & Young LLP as Independent Public Accountants received 21,320,132 votes FOR and 455,197 votes AGAINST, with 8,761 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

              Exhibit
              Number
              ------

                   3.1 Amended and Restated Certificate of Incorporation of the Company filed May 31, 2000 (Incorporated herein by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q filed August 8, 2000)

                   3.2 Bylaws of the Company, as amended (Incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

                  10.1* Employment Agreement dated January 1, 2002 between the Company and Jeffrey H. Buchalter

                  11.1*    Computation of Net Loss per Share

         (b)      Reports on Form 8-K:

                  none

*        Filed herewith.

ILEX ONCOLOGY, INC.
JUNE 30, 2002 - QUARTERLY REPORT ON FORM 10-Q
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Antonio, Texas, on August 13, 2002.

                                    ILEX ONCOLOGY, INC.

                                By: /s/ JEFFREY H. BUCHALTER
                                    -------------------------------------------
                                    Jeffrey H. Buchalter
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

                                By: /s/ MICHAEL T. DWYER
                                    -------------------------------------------
                                    Michael T. Dwyer
                                    Executive Vice President and Chief
                                    Financial Officer
                                    (Chief Financial and Accounting Officer)

                               INDEX TO EXHIBITS

 Exhibit
 Number                            DESCRIPTION
 -------                           -----------
 3.1        Amended and Restated Certificate of Incorporation of the Company
            filed May 31, 2000 (Incorporated herein by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q filed August 8, 2000)

 3.2 Bylaws of the Company, as amended (Incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.1*       Employment Agreement dated January 1, 2002 between the Company and
            Jeffrey H. Buchalter

11.1*       Computation of Net Loss per Share