Form 10-Q
period 2002-09-30
ILEX ONCOLOGY INC
filed 2002-11-12
CIK 1001915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002 OR TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from. . . . . . to. . . . . .

Commission file number 0-22147

ILEX ONCOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2699185 (I.R.S. Employer Identification No.)

4545 Horizon Hill Blvd. San Antonio, Texas (Address of principal executive offices)	78229 (Zip Code)

Registrant’s telephone number, including area code: (210) 949-8200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No__.

     The number of shares outstanding of the Registrant’s common stock as of October 24, 2002 is 32,527,888.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2002 — QUARTERLY REPORT ON FORM 10-Q

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2002 — QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,581	$84,518
Investments in marketable securities	77,742	74,999
Restricted investments	1,037	1,331
Accounts receivable, net of allowance for doubtful accounts of $107 and $164 in 2002 and 2001, respectively
Billed	2,785	4,858
Unbilled	253	612
Employee	134	194
Other	1,088	772
Accounts receivable from Schering	4,260	3,760
Interest receivable	3,365	3,966
Prepaid expenses and other	2,251	2,069

Total current assets	163,496	177,079

NON-CURRENT ASSETS:
Investments in marketable securities	91,417	114,619
Restricted investments	2,779	2,779
Completed technology asset, net of accumulated amortization of $3,471 in 2002	61,329	64,800
Trademark, net of accumulated amortization of $150 in 2002	2,650	2,800
Property and equipment, at cost, net of accumulated depreciation of $7,327 and $5,669 in 2002 and 2001, respectively	5,612	6,108
Goodwill, net of accumulated amortization of $87 in 2002 and 2001	213	213
Other assets	282	509

Total non-current assets	164,282	191,828

Total assets	$327,778	$368,907

The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2002 — QUARTERLY REPORT ON FORM 10-Q

CONSOLIDATED BALANCE SHEETS
(in thousands, except number of shares)

	September 30,	December 31,
	2002	2001

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable —
Related parties	$116	$35
Other	11,618	16,688
Accrued subcontractor costs —
Related parties	257	337
Other	1,964	2,302
Accrued liabilities	4,924	4,951
Deferred revenue	924	2,537
Advances from Schering	5,335	7,704
Note payable	58,401	37,559

Total current liabilities	83,539	72,113

NON-CURRENT LIABILITIES:
Deferred revenue	792	1,103
Note payable	54,189	70,041
Advances from Schering	—	2,726
Other non-current liabilities	1,125	1,896

Total non-current liabilities	56,106	75,766

Total liabilities	139,645	147,879

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 32,527,888 and 32,303,284 issued and outstanding in 2002 and 2001, respectively	326	323
Additional paid-in capital	459,896	458,171
Accumulated deficit	(272,287)	(237,274)
Accumulated other comprehensive income (loss)	198	(192)

Total stockholders’ equity	188,133	221,028

Total liabilities and stockholders’ equity	$327,778	$368,907

The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2002 — QUARTERLY REPORT ON FORM 10-Q

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

REVENUE:
Product profit and royalty	$3,157	$—	$8,277	$—
Product development	2,378	1,325	6,362	2,851
Contract research services	2,216	5,515	8,142	19,931
Other	168	—	837	—

Total revenue	7,919	6,840	23,618	22,782

OPERATING EXPENSES:
Research and development costs	11,339	8,389	34,361	24,771
Licensing costs	240	1,281	5,374	9,464
Selling, general and administrative	2,905	3,458	8,742	7,984
Direct cost of research services	1,639	4,923	5,355	16,026
Depreciation and amortization	1,834	588	5,513	1,805
In-process research and development	—	—	—	21,112

Total operating expenses	17,957	18,639	59,345	81,162

OPERATING LOSS	(10,038)	(11,799)	(35,727)	(58,380)
OTHER INCOME (EXPENSE):
Interest income and other, net	1,403	2,415	6,082	7,796
Interest expense	(1,411)	—	(4,990)	—
Equity in income of joint venture	—	1,940	—	1,439

NET LOSS BEFORE INCOME TAXES	(10,046)	(7,444)	(34,635)	(49,145)

Provision for foreign income taxes	(359)	(4)	(378)	(34)

NET LOSS	$(10,405)	$(7,448)	$(35,013)	$(49,179)

BASIC AND DILUTED NET LOSS PER SHARE	$(.32)	$(.28)	$(1.08)	$(1.87)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING	32,528	26,477	32,458	26,313

The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2002 — QUARTERLY REPORT ON FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,013)	$(49,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,513	1,805
(Gain) loss on investment in marketable securities	(435)	435
In-process research and development	—	21,112
Net activity of joint venture	—	(2,277)
Bad debt expense	(57)	—
Non-cash compensation expense	—	266
Loss on disposal of equipment	26	150
Changes in operating assets and liabilities:
Decrease in receivables, net	2,334	4,316
Increase in prepaid expenses and other	(182)	(434)
Decrease (increase) in other non-current assets	227	(359)
(Decrease) increase in accounts payable and accrued liabilities	(7,200)	6,336
Decrease in accrued subcontractor costs	(418)	(354)
Decrease in deferred revenue	(1,924)	(1,384)
Increase in note payable	4,990	—
(Decrease) increase in other non-current liabilities	(3,462)	529

Net cash used in operating activities	(35,601)	(19,038)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net activity of marketable securities’ transactions	20,894	45,634
Net activity in restricted investments	294	(4,310)
Purchase of property and equipment	(1,448)	(1,756)
Proceeds from sale of property and equipment	27	57
Advances to joint venture	—	(3,369)
Acquisitions, net of cash acquired	—	(7,529)

Net cash provided by investing activities	19,767	28,727

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and warrants	1,566	1,842
Principal payments for capital lease obligations	(59)	(29)

Net cash provided by financing activities	1,507	1,813

Effect of Exchange Rate Changes on Cash and Cash Equivalents	390	(40)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,937)	11,462
CASH AND CASH EQUIVALENTS, beginning of period	84,518	18,099

CASH AND CASH EQUIVALENTS, end of period	$70,581	$29,561

The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2002 — QUARTERLY REPORT ON FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share information, per share information or as otherwise indicated) (unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying interim Consolidated Financial Statements presented herein include the accounts of ILEX Oncology, Inc. and its subsidiaries (“the Company” or “ILEX”). All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments that are necessary for a fair presentation of financial position and results of operations have been made.

It is recommended that these interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.     ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” This statement, which supersedes Accounting Principles Board Opinion No. 16, “Business Combinations” (APB No. 16) and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises,” requires that all business combinations be accounted for by the purchase method. SFAS No. 141 also requires that acquired intangible assets should be recognized as assets apart from goodwill if they meet one of two specified criteria. Additionally, the statement adds certain disclosure requirements to those required by APB No. 16, including disclosure of the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. This statement was required to be applied to all business combinations initiated after June 30, 2001. The Company has adopted SFAS No. 141.

The Company acquired Symphar S.A. on February 13, 2001. The adoption of SFAS No. 141 requires that the Company recognize its assembled workforce as goodwill rather than an intangible asset as it does not meet the specified criteria for recognition apart from goodwill.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather the Company must make an assessment of impairment by applying a fair-value-based test, at least annually. This statement was effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 beginning January 1, 2002. Under the provisions of SFAS No. 142, the value of the Company’s goodwill, previously referred to as the Company’s assembled workforce, will no longer be subject to amortization but will be reviewed at least annually for impairment. The following table shows the pro forma effect of the adoption of SFAS No. 142 on the Company’s net loss for the three and nine months ended September 30, 2001 as if the adoption had occurred on January 1, 2001:

	Three Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2001

Net loss, as reported	$(7,448)	$(49,179)
Amortization	25	63

Pro forma net loss	$(7,423)	$(49,116)

Basic and diluted pro forma net loss per share	$ ( .28)	$(1.87)

In connection with the Company’s December 31, 2001 acquisition of Millennium Pharmaceuticals, Inc.’s

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2002 — QUARTERLY REPORT ON FORM 10-Q

(Millennium’s) interest in Millennium & ILEX, L.P. (the Partnership) now known as ILEX Pharmaceuticals, L.P., the Company has recorded intangible assets classified as completed technology and a trademark in the amounts of $64.8 million and $2.8 million, respectively. These intangible assets are being amortized over 14 years. As of September 30, 2002, the Company had accumulated amortization of $3.6 million related to these assets. The following table shows the estimated amortization expense, in total for both the completed technology and trademark, to be incurred for each of the next five years:

Year ended	Estimated amortization
December 31,	expense

2002	$4,829
2003	4,829
2004	4,829
2005	4,829
2006	4,829

In 2001, the FASB issued SFAS No. 144, “ Impairment of Long-Lived Assets” which was required to be adopted for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of” and applies to all recognized long-lived assets, such as property, plant and equipment and intangibles subject to amortization. This statement requires that a long-lived asset, or group of assets, be tested for recoverability whenever events or circumstances indicate that its carrying amount may not be recoverable and requires the recognition of an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. Such an impairment loss should be measured as the difference between the carrying amount and the fair value of the asset. The Company has adopted SFAS No. 144 and believes that all long-lived assets recorded on the Company’s Consolidated Balance Sheets are recoverable.

3.     MERGERS AND ACQUISITIONS

On October 29, 2001, the Company announced that it had entered into a definitive agreement to purchase Millennium’s 50% equity interest in the Partnership. The acquisition closed on December 31, 2001. The terms of the agreement included an initial cash payment of $20.0 million and an additional $120.0 million in scheduled payments. The first payment of $40.0 million is due December 31, 2002. Additionally, $40.0 million is due in 2003 and 2004, of which $10.0 million, in each of those years, may be paid with the Company’s common stock, subject to certain conditions and at the option of the Company. In 2003 and 2004, $20.0 million of the $40.0 million annual payment is due 45 days after the end of the calendar quarter in which net U.S. sales exceed a certain level. In addition, Millennium will be entitled to royalty payments based on net U.S. CAMPATH® sales above certain levels in 2005 and continuing through 2008. ILEX estimated the purchase price at $127.6 million based on the net present value of the cash payments discounted at approximately 6.5%, the Company’s estimated incremental borrowing rate. The purchase price was allocated to the assets purchased and in-process research and development costs based upon their respective fair values. The purchase price was allocated as follows:

Completed technology asset	$64,800
Trademark	2,800
In-process research and development	60,000

Total purchase price	$127,600

The purchase price was arrived at through negotiations between the Company and Millennium and was based on a variety of factors, including but not limited to the prospect for commercializing certain of the assets of the Partnership.

Subsequent to the purchase the Company has consolidated the Partnership for financial reporting purposes. As a result, the Company’s profit share from net U.S. sales and royalties from sales from the rest of the world are presented as product profit and royalty revenue. Product development revenues represent fees billed to our distribution and development partner for services performed in connection with the development of CAMPATH for all indications.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2002 — QUARTERLY REPORT ON FORM 10-Q

4.     LOSS PER SHARE

Diluted net loss per share is equal to basic net loss per share, as the effect of all common stock equivalents is antidilutive.

5.     STATEMENTS OF CASH FLOWS:

Non-cash financing and investing activities for the nine months ended September 30, 2002 and 2001, include the following:

	2002	2001

Issuance of common stock for acquisition	$—	$13,907
Assets acquired in acquisition	—	788
Liabilities acquired in acquisition	—	464

Supplemental disclosures of cash flow information for the nine months ended September 30, 2002 and 2001 include the following:

	2002	2001

Cash paid for:
Interest	$36	$11
Foreign income taxes	$70	$93

6.     COMPREHENSIVE LOSS

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The following table presents the components of the Company’s comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss	$(10,405)	$(7,448)	$(35,013)	$(49,179)
Other comprehensive gain (loss):
Foreign currency translation
adjustments	72	160	390	(40)

Comprehensive loss	$(10,333)	$(7,288)	$(34,623)	$(49,219)

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

On December 19, 2001, ILEX entered into an agreement with Paralex, Inc. (Paralex) whereby ILEX has granted to Paralex an exclusive sublicense to all of ILEX’s rights to oxypurinol under an original license agreement between ILEX, GlaxoSmithKline (GSK), and The Wellcome Foundation (TWF) for the treatment of symptomatic hyperuricemia (gout) in patients who are intolerant of allopurinol. In the first quarter of 2002, Paralex was purchased by Cardiome Pharma Corporation (Cardiome). Under the agreement, ILEX granted Paralex, now Cardiome, an exclusive license to develop and commercialize oxypurinol in all fields under data and technology owned by ILEX, subject only to the terms of the original license agreement with GSK and TWF. Cardiome exercised its option to acquire ownership of the clinical trial data package derived from the Phase II clinical study for the treatment of gout patients who are intolerant to allopurinol. In the event oxypurinol is commercialized, ILEX

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2002 — QUARTERLY REPORT ON FORM 10-Q

will receive a royalty from sales of oxypurinol. Additionally, Cardiome is committed to purchasing supplies from ILEX between 2002 and 2004.

8.     COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are subject to various claims and assessments arising out of the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party will have a material adverse effect on the Company’s financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company’s results of operations for the period in which such resolution occurred.

In April 2002, the Company settled a dispute with a collaborator regarding the interpretation of certain contractual provisions included in a research and development agreement. The majority of the settlement was paid during the second quarter of 2002.

In December 2001, Genentech, Inc. (Genentech), after a prolonged legal proceeding, announced that it was granted a patent relating to fundamental methods and compositions for the production of monoclonal antibodies using anti-recombinant DNA technology. This proceeding entitled Genentech to priority over a patent held by the Celltech Group PLC, who had first received the patent in 1989 and, to whom the Company is currently paying royalty fees related to the use of this technology platform in the manufacture of CAMPATH. Based on Genentech’s favorable decision to license the patent, the Company is currently negotiating a license from Genentech.

The Company’s sole supplier of CAMPATH is Boehringer Ingelheim (BI) in Germany. The agreement with BI contains a minimum purchase quantity of $3.1 million in 2002 to avoid a contractual surcharge. Management believes that the minimum purchase quantity will be satisfied.

9.     INCOME TAXES

In the third quarter of 2002, the Company recorded a tax provision of $359.0. The majority of this provision results from the sale of intellectual property associated with ILEX Oncology Research S.A.’s (Research S.A.’s) cardiovascular indication for Apomine to another subsidiary of the parent company. Research S.A. is the Company’s research firm located in Geneva, Switzerland. The purchase price of $7.0 million, which was determined by an independent appraisal, will result in net income for the year 2002 for Research S.A.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2002 — QUARTERLY REPORT ON FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements — Cautionary Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words anticipate, believe, estimate, expect and intend and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, risks associated with preclinical and clinical developments in the biopharmaceutical industry in general and in ILEX’s compounds under development in particular; the potential failure of the Company’s compounds under development to prove safe and effective for treatment of disease; uncertainties inherent in the early stage of the Company’s compounds under development; failure to successfully implement or complete clinical trials; failure to receive market clearance from regulatory agencies for our compounds under development; management’s ability to implement strategic initiatives; the ability of the Company to predict its future expenses and capital needs; the development of competing products; the ability of the Company to combine its disparate research capabilities and translate them into clinical drug development programs; uncertainties related to the Company’s dependence on and relationships with third parties and partners; general economic and market conditions; risks inherent in the biopharmaceutical industry; stock price volatility; variability of license, royalty and other revenue; risks related to the outcome of litigation and claims made against us; risks related to the market acceptance of CAMPATH; uncertainties related to protection of our intellectual property; rapid technological change could render our technologies obsolete; one-time events and those risks described herein, in the Company’s Report on Form 10-K filed March 14, 2002 and in other filings made by the Company with the SEC. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

The following discussion describes the Company’s financial position and results of operations for the three and nine-month periods ended September 30, 2002. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

OUR BUSINESS

We are building a product-driven, oncology-focused biopharmaceutical company by developing and commercializing a portfolio of novel treatments for cancer. We are leveraging our core competencies in clinical drug development to identify, develop and commercialize our proprietary product candidates. Our lead product, CAMPATH, has been approved in the United States and Europe (MABCAMPATH®) for treating patients with refractory chronic lymphocytic leukemia (CLL) and is distributed by Schering AG (Schering) and its U.S. subsidiary, Berlex Laboratories, Inc. (Berlex). In addition, we have five oncology product candidates in clinical trials as well as several active preclinical programs. To date, we have built this pipeline primarily through the licensing and acquisition of promising drug candidates. In addition to our clinical development programs, we conduct drug discovery research, translational research and preclinical studies in the fields of angiogenesis inhibition, cell signaling, molecular receptor chemistry and targeted medicinal phosphonate chemistry. In December 2001, we acquired Millennium’s equity interest in ILEX Pharmaceuticals, L.P., formerly known as Millennium & ILEX Partners, L.P. (the Partnership). We believe this transaction will help streamline the process of developing CAMPATH in additional indications.

We have incurred losses since inception and had an accumulated deficit through September 30, 2002 of $272.3 million. Our losses have resulted primarily from product development activities, including licensing of products for which we incur in-process research and development fees, and related administrative expenses. We expect to continue to incur operating losses for the foreseeable future. With the exception of CAMPATH, none of our other drug candidates have been approved for sale. Our revenue and income for the foreseeable future will be limited to our profit participation and royalty revenue, product development revenue, contract research services (CRO)

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2002 — QUARTERLY REPORT ON FORM 10-Q

revenue, interest income and other miscellaneous income. Our Consolidated Statements of Operations include profit from the net sales of CAMPATH in the U.S. and royalties on sales in the rest of the world as product profit and royalty revenue. Fees billed to our distribution and development partner for services performed in connection with the development of CAMPATH for all indications are recorded as product development revenues. Prior to the purchase of Millennium’s interest in the Partnership on December 31, 2001, our portion of the profits generated from CAMPATH sales, as well as the other revenues and expenses of the Partnership, was recorded in equity in income of joint venture. Prior to January 1, 2002, we accounted for CAMPATH development activities as follows:

•	ILEX operating revenue included product development revenue we received from the Partnership, and

•	ILEX research and development expenses included all of our development costs for CAMPATH, which were largely offset by the revenues earned from the Partnership.

Our CRO business generates revenue by performing services for pharmaceutical and biotechnology companies. The terms of our contracts vary, with all but two contracts projected to end within the next twelve months. We recognize revenue with respect to our services either on a percentage-of-completion or fee-for-service basis as work is performed. In February 2001, we announced our intent to focus our in-house drug development capabilities on our own proprietary products, including those being jointly developed with partners. At that time, we began a transition out of the fee-for-service CRO business, which was expected to take from two to three years. We will continue to recognize revenue from current client projects, but we do not intend to take on any new fee-for-service contracts, except where we have or can obtain an ownership interest. We anticipate transitioning certain CRO employees to develop the Company’s own products. We believe that our oncology expertise enables us to effectively manage the drug development process.

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

On December 19, 2001, we entered into an agreement with Paralex, Inc. (Paralex) whereby we have granted to Paralex an exclusive sublicense to all of our rights to oxypurinol under an original license agreement between us, GlaxoSmithKline (GSK), and The Wellcome Foundation (TWF) in the treatment of symptomatic hyperuricemia (gout) in patients who are intolerant of allopurinol. In the first quarter of 2002, Paralex was purchased by Cardiome Pharma Corporation (Cardiome). Under the agreement, we granted Paralex, now Cardiome, an exclusive license to develop and commercialize oxypurinol in all fields under data and technology owned by us, subject only to the terms of the original license agreement with GSK and TWF. Cardiome exercised its option to acquire ownership of our clinical trial data package derived from the Phase II study for the treatment of gout patients who are intolerant to allopurinol. In the event oxypurinol is commercialized, we will receive a royalty on sales of oxypurinol. Additionally, Cardiome is required to purchase supplies from us between 2002 and 2004.

In December 2001, after a prolonged legal proceeding, Genentech, Inc. (Genentech) announced that it was granted a patent relating to fundamental methods and compositions for the production of monoclonal antibodies using anti-recombinant DNA technology. This proceeding entitled Genentech to priority over a patent held by the Celltech Group PLC, who had first received the patent in 1989 and, to whom we are currently paying royalty fees related to the use of this technology platform in the manufacture of CAMPATH. Based on Genentech’s favorable decision to license the patent, the Company is currently negotiating a license from Genentech.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2002 — QUARTERLY REPORT ON FORM 10-Q

CRITICAL ACCOUNTING POLICIES

We believe that our most critical accounting issues include the process we use to evaluate an impairment on the intangible assets acquired in the purchase of Millennium’s interest in the Partnership and the process of determining the amount of in-process research and development obtained in an acquisition. The amounts recorded as completed technology and trademark were determined based on an independent appraisal of the estimated timing and amount of revenue to be generated from sales of CAMPATH.

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

RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Operating Revenues

     Total revenue increased to $23.6 million in the first nine months of 2002, from $22.8 million in the first nine months of 2001. The increase of $0.8 million, or 4%, was largely due to product profit and royalty revenue, which is the Company’s share of CAMPATH net profits on U.S. sales and a royalty on the rest of the world sales. Product profit and royalty revenue totaled $8.3 million through the third quarter of 2002. Prior to January 1, 2002, our share of CAMPATH net profits on U.S. sales and royalties on the rest of the world sales was included in equity in income of joint venture. Also, product development revenue increased to $6.4 million through the third quarter of 2002 from $2.9 million for the same period in 2001, an increase of $3.5 million or 121%. This increase reflects the recognition of our revenues from our development and distribution partner, which prior to January 1, 2002, were included in equity in income of joint venture. These increases were partially offset by the decrease in revenue from our fee-for-service CRO business. The decrease of 59% in CRO revenues is consistent with our plan to transition out of the fee-for-service CRO business.

Operating Expenses

     Total Operating Expenses. Total operating expenses decreased to $59.3 million for the first nine months of 2002 from $60.1 million in the first nine months of 2001, excluding in-process research and development expenses totaling $21.1 million. Included in operating expenses for the nine months ended September 30, 2002, is increased research and development spending due to the focus on our own product pipeline partially offset by a significant decrease in the amount of direct costs of research services, consistent with our plan to transition out of the fee-for-service CRO business.

     Research and Development Costs. Research and development costs increased to $34.4 million in the first nine months of 2002, from $24.8 million in 2001. This increase of $9.6 million, or 39%, was due to increased development spending on the Company’s product pipeline, particularly for clofarabine and ILX-651 as well as increased spending on CAMPATH. Additionally, research and development costs increased due to the acquisition of Symphar, our drug discovery research laboratory in Geneva, Switzerland, in the first quarter of 2001.

     Licensing Costs. Licensing costs decreased to $5.4 million in the first nine months of 2002, from $9.5 million in 2001, a decrease of $4.1 million or 43%. In the first nine months of 2002, licensing costs consisted primarily of a license fee expense accrual of $4.0 million related to an exclusive, worldwide license from Knoll AG, (Abbott Laboratories), for ILX-651, a synthetic pentapeptide analog of dolastatin. In the first nine months of 2001, licensing costs consisted of a license fee expense accrual of $6.0 million, also related to the exclusive, worldwide license of ILX-651. Additionally in 2001, a payment of $1.1 million was made to Bioenvision upon execution of an agreement to U.S. rights to clofarabine, a nucleoside analog.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2002 — QUARTERLY REPORT ON FORM 10-Q

     Selling,General and Administrative Costs. Selling, general and administrative costs increased to $8.7 million for the first nine months of 2002, compared to $8.0 million for the same period in 2001. This increase of $0.7 million, or 9% is due in part to the transition out of the CRO business, and the corresponding transition of existing internal resources to focus on new business opportunities, build strategic relationships and develop our proprietary products. The costs associated with these management and business development activities were previously included in direct costs of research services and are now reflected in selling, general and administrative expense.

     Direct Costs of Research Services. Direct costs of research services decreased to $5.4 million during the first nine months of 2002, from $16.0 million in 2001. This decrease of $10.6 million, or 66%, is attributable to the Company’s transition out of the fee-for service CRO business.

     Depreciation and Amortization. Depreciation and amortization increased to $5.5 million for the first nine months of 2002 from $1.8 million for the first nine months of 2001, an increase of $3.7 million or 206%. This increase was the result of the amortization of the completed technology asset and trademark, which the Company obtained through the acquisition of Millennium’s interest in the Partnership on December 31, 2001. Total amortization expense related to these acquired intangible assets was $3.6 million during the first nine months of 2002.

     In-Process Research and Development. In connection with the purchase price allocation for the February 2001 acquisition of Symphar, the Company expensed $21.1 million for the purchase of in-process research and development.

Operating Loss

Loss from operations decreased to $35.7 million for the first nine months of 2002 from $37.3 million for the first nine months of 2001, excluding in-process research and development expense of $21.1 million incurred in the first quarter of 2001.

Interest Income and Other, Net

Interest and other income decreased to $6.1 million for the nine months ended September 30, 2002, from $7.8 million for the same period a year ago. This decrease of $1.7 million, or 22%, is attributable to a decrease in average interest rates during the first nine months of 2002, compared to the same period a year ago.

Interest Expense

Interest expense of $5.0 million relates to the imputed on the note to Millennium for our purchase of their interest in the Partnership. This transaction closed on December 31, 2001, and as such, a comparable amount does not exist as of September 30, 2001.

Equity in Income of Joint Venture

Equity in income of joint venture was $1.4 million for the first nine months of 2001. This amount includes the Company’s profit share of CAMPATH sales, which are now shown as product profit and royalty revenue. The Company purchased Millennium’s interest in the Partnership on December 31, 2001 and, as a result, activity related to the Partnership was included in the consolidated statement of operations of ILEX Oncology, Inc. as of January 1, 2002.

Net Loss

Net loss decreased $14.2 million in the first nine months of 2002, or 29%, to $35.0 million, from $49.2 million in 2001. Net loss per share decreased $0.79 per share to $1.08 per share in 2002, from $1.87 per share in 2001. Excluding in-process research and development expense, net loss increased $6.9 million, or 25%, to $35.0 million in the first nine months of 2002, from $28.1 million for the same period in 2001, and net loss per share increased $0.01 per share to $1.08 per share, from $1.07 per share in 2001.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2002 — QUARTERLY REPORT ON FORM 10-Q

RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Operating Revenues

     Total revenue increased to $7.9 million in the third quarter of 2002, from $6.8 million in the third quarter of 2001. The overall increase of $1.1 million, or 16%, was largely due to the increase in product profit and royalty revenue and product development revenue. Product profit and royalty revenue, which is the Company’s share of CAMPATH net profits on U.S. sales and a royalty on the rest of the world sales, totaled $3.2 million in the third quarter of 2002. Prior to January 1, 2002, our share of CAMPATH net profits on U.S. sales and royalties on the rest of the world sales was included in equity in income (losses) of joint venture. Product development revenue increased to $2.4 million in the third quarter of 2002 from $1.3 million in the third quarter of 2001, an increase of $1.1 million or 85%. This increase reflects the recognition of our revenues from our development and distribution partner which, prior to January 1, 2002, were included in equity in income of joint venture. The increases in product profit and royalty and product development revenue were offset by a decrease in revenue from the Company’s contract research services of $3.3 million or 60% to $2.2 million in the third quarter of 2002 from $5.5 million in the third quarter of 2001.

Operating Expenses

     Total Operating Expenses. Total operating expenses decreased to $18.0 million in the third quarter of 2002 from $18.6 in the third quarter of 2001, a decrease of $0.6 million or 3%. This decrease was primarily the result of decreased licensing costs and direct costs of research services partially offset by an increase in research and development spending.

     Research and Development Costs. Research and development costs increased to $11.3 million in the third quarter of 2002, from $8.4 million in 2001. This increase of $2.9 million, or 35%, was primarily due to increased development spending on clofarabine and CAMPATH.

     Licensing Costs. Licensing costs decreased to $0.2 million in the third quarter of 2002, from $1.3 million in 2001, a decrease of $1.1 million or 85%. Licensing costs for the third quarter of 2002 consist of patent annuity fees associated with maintaining intellectual property rights. Licensing costs for the same period in 2001 consisted primarily of an accrual for the settlement of a dispute with a collaborator as well as various patent renewal fees.

     Selling, General and Administrative Costs. Selling, general and administrative costs decreased to $2.9 million for the third quarter of 2002, compared to $3.5 million for the same quarter in 2001, a decrease of $0.6 million, or 17%. This decrease is the result of an expense accrual of $750.0 in the third quarter of 2001 for office space which was no longer being utilized as well as an increased effort to selectively manage headcount in 2002, somewhat offset by greater business management spending in 2002.

     Direct Costs of Research Services. Direct costs of research services decreased to $1.6 million during the third quarter of 2002, from $4.9 million in 2001. This decrease of $3.3 million, or 67%, is attributable to our continued transition out of CRO business. We are no longer incurring business development expenses related to the CRO business, with those internal resources allocated to the development of our own product candidates.

     Depreciation and Amortization. Depreciation and amortization increased to $1.8 million in the third quarter of 2002 from $0.6 million in 2001, an increase of $1.2 million or 200%. This increase was the result of the amortization of the completed technology asset and trademark, which the Company obtained through the acquisition of Millennium’s interest in the Partnership on December 31, 2001.

Operating Loss

     Loss from operations decreased to $10.0 million in the third quarter of 2002, from $11.8 million in 2001.

Interest Income and Other, Net

     Interest and other income decreased to $1.4 million for the quarter ended September 30, 2002, from $2.4 million for the quarter ended September 30, 2001. This decrease of $1.0 million, or 42%, is attributable to a decrease in the average interest rates available during the same period last year.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2002 — QUARTERLY REPORT ON FORM 10-Q

Interest Expense

     Interest expense of $1.4 million relates to the imputed interest on the note to Millennium for our purchase of its interest in the Partnership. This transaction closed on December 31, 2001, and as such, a comparable amount does not exist as of September 30, 2001.

Equity in Income of Joint Venture

     Equity in income of joint venture was $1.9 million for the third quarter of 2001. This amount includes the Company’s profit share of CAMPATH sales, which are now shown as product profit and royalty revenue. The Company purchased Millennium’s interest in the Partnership on December 31, 2001 and, as a result, activity related to the Partnership was included in the consolidated statement of operations of ILEX Oncology, Inc. as of January 1, 2002.

Net Loss

     Net loss increased $3.0 million in the third quarter of 2002, or 41%, to $10.4 million, from $7.4 million in 2001. Net loss per share increased $0.04 per share to $0.32 per share in 2002, from $0.28 per share in 2001.

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

     At September 30, 2002, we had a cash and marketable securities balance of $243.6 million. Net of the future maturities of $120.0 million related to the acquisition of Millennium’s partnership interest, net cash and marketable securities totaled $123.6 million. According to the terms of the agreement, we will pay Millennium $120.0 million in scheduled payments. The first payment of $40.0 million is due December 31, 2002. Additionally, $40.0 million is due in 2003 and 2004, of which $10.0 million, in each of those years, may be paid with the Company's common stock at our option and subject to certain conditions. In 2003 and 2004, $20.0 million of the $40.0 million annual payment is due 45 days after the calendar quarter in which net U.S. sales exceed a certain level. In addition, Millennium will be entitled to royalty payments based on U.S. CAMPATH sales above certain levels in 2005, and continuing through 2008. Cash, cash equivalents, restricted investments and investments in marketable securities decreased $34.7 million compared to December 31, 2001, primarily as a result of the losses incurred in the first nine months of 2002.

     In February 2001, we acquired Symphar for approximately $29.0 million, including $15.0 million in cash and 521,121 shares of our common stock. The acquisition agreement specifies that, subject to the viability of performance, we agree to fund a minimum operating and capital budget between $4.0 to $5.0 million annually for each of the following three years. Of the $15.0 million paid in cash, the Company placed $4.5 million in escrow to provide indemnification by the Symphar selling shareholders against future claims. This amount was released in equal installments of $1.5 million every six months following closing for a period of 18 months provided no claims had arisen. As of September 30, 2002, $4.5 million has been released from escrow.

     We expect our current funds will be adequate to cover all of our obligations for at least the next year. Our cash requirements may increase each year as we expand our activities and operations. We may never generate sufficient product revenue to achieve or sustain profitability. Until our business can generate sufficient levels of cash from product sales, we expect to continue to finance our operations through existing cash, revenue from collaborative relationships, licensing or sale of product rights and proceeds from the sale of equity securities.

     In connection with research and development efforts, we have entered into agreements with certain development partners, which generally expire over several years. The terms of these agreements require that we make payments in either cash or stock if certain drug development or time-based milestones are met. As of September 30, 2002, we had commitments of approximately $4.2 million through December 31, 2002.

     We plan to continue our policy of investing available funds in government securities and investment-grade, interest-bearing securities, primarily with maturities of two years or less. We do not invest in derivative financial instruments, as defined by Statement of Financial Accounting Standards No. 119.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2002 — QUARTERLY REPORT ON FORM 10-Q

     ILEX’s future expenditures and capital requirements will depend on numerous factors, including but not limited to, the progress of its research and development programs, the progress of its preclinical and clinical testing, the magnitude and scope of these activities, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in or termination of existing collaborative arrangements, the ability of the Company to establish, maintain and avoid termination of collaborative arrangements and the purchase of capital equipment and acquisitions of compounds, technologies or businesses. As of September 30, 2002, the Company did not have any material commitments for capital expenditures. The Company may never be able to generate significant product revenue or achieve or sustain profitability. The Company expects its cash, cash equivalents, and marketable securities will be adequate to cover all of its obligations for the next year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

We are exposed to some market risk through interest rates, related to our investment of cash, cash equivalents, restricted investments and investments in marketable securities of $243.6 million at September 30, 2002. These funds are generally invested in interest-bearing securities, primarily with maturities of two years or less. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 50 basis points, we would not expect there to be a material effect on our results of operations or on our balance sheet. We have not used derivative financial instruments in our investment portfolio.

Our European operations are denominated in local currency. We have unhedged transaction exposures in these currencies, which are not considered material. We have not entered into any forward foreign exchange contracts for speculative, trading or other purposes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in rule 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2002.

Changes in Internal Controls.

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2002 — QUARTERLY REPORT ON FORM 10-Q

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of the Company filed May 31, 2000 (Incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed August 8, 2000)

3.2	Bylaws of the Company, as amended (Incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended

11.1*	Computation of Net Loss per Share

(b)	Reports on Form 8-K:

none

*     Filed herewith.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2002 — QUARTERLY REPORT ON FORM 10-Q

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Antonio, Texas, on November 11, 2002.

ILEX ONCOLOGY, INC.

By:	/s/ JEFFREY H. BUCHALTER Jeffrey H. Buchalter President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ MARK P. MELLIN Mark P. Mellin Senior Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2002 — QUARTERLY REPORT ON FORM 10-Q

CERTIFICATIONS

I, Jeffrey H. Buchalter, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ILEX Oncology, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ Jeffrey H. Buchalter

Jeffrey H. Buchalter
President and Chief Executive Officer
(Principal Executive Officer)

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2002 — QUARTERLY REPORT ON FORM 10-Q

CERTIFICATIONS

I, Mark P. Mellin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ILEX Oncology, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ Mark P. Mellin

Mark P. Mellin
Senior Vice President and Chief Financial Officer
(Chief Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company filed May 31, 2000 (Incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed August 8, 2000)

3.2	Bylaws of the Company, as amended (Incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended

11.1*	Computation of Net Loss per Share

* Filed herewith.