Form 10-K
period 2002-12-31
ILEX ONCOLOGY INC
filed 2003-03-14
CIK 1001915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
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

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

     Indicate by check mark if the issuer is an accelerated filer (as defined in Exchange Act rule 12b-2). Yes ☒ No ☐.

     The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 28, 2002 was approximately $431,259,085 based upon the closing price of $14.09 for such date reported on The Nasdaq National Stock Market.

     The number of shares outstanding of the Registrant’s common stock as of March 7, 2003 is 32,546,890.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the registrant’s 2003 Annual Meeting of Stockholders, to be filed with the
Securities and Exchange Commission not later than April 30, 2003, are incorporated by reference into Part III of this Form 10-K.

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

This Annual Report on Form 10-K contains certain forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words anticipate, believe, estimate, expect and intend and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, risks associated with preclinical and clinical developments in the biopharmaceutical industry in general and in ILEX’s compounds under development in particular; the potential failure of the Company’s compounds under development to prove safe and effective for treatment of disease; uncertainties inherent in the early stage of the Company’s compounds under development; failure to successfully implement or complete clinical trials; failure to receive market clearance from regulatory agencies for our compounds under development; management’s ability to implement strategic initiatives; the ability of the Company to predict its future expenses and capital needs; the development of competing products; the ability of the Company to combine its disparate research capabilities and translate them into clinical drug development programs; uncertainties related to the Company’s dependence on and relationships with third parties and partners; general economic and market conditions; risks inherent in the biopharmaceutical industry; stock price volatility; variability of license, royalty and other revenue; risks related to the outcome of litigation and claims made against us; risks related to the market acceptance of CAMPATH; uncertainties related to protection of our intellectual property; rapid technological change could render our technologies obsolete; one-time events and those risks described herein, in the Company’s Form S-3 filed November 15, 2001, as amended (Commission file #333-72396) and in other filings made by the Company with the SEC. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

     In this Annual Report on Form 10-K, “ILEX,” the “Company,” “we,” “our” or “us” refer to ILEX Oncology, Inc. and its wholly owned partnership and subsidiaries, “common stock” or “our stock” refers to ILEX’s common stock, par value $0.01 per share.

PART I.

ITEM 1.	BUSINESS

Summary

     We are building a product-driven biopharmaceutical company, primarily focused on oncology, by developing and commercializing a portfolio of novel treatments for both early and late stage cancers. We are leveraging our core competencies in clinical drug development to identify, develop and commercialize our proprietary product candidates. Our lead product, CAMPATH®, has been approved in the United States and Europe for treating patients with refractory chronic lymphocytic leukemia (CLL) and is distributed by Schering AG and its United States (U.S.) subsidiary, Berlex Laboratories, Inc. (Berlex). CAMPATH was developed in a 50/50 partnership with Millennium Pharmaceuticals, Inc. (Millennium). In December 2001, we acquired Millennium’s equity interest in ILEX Pharmaceuticals, L.P. (formerly known as Millennium & ILEX Partners, L.P. (the Partnership)). This transaction has helped streamline the process of developing CAMPATH in additional indications including nononcology indications. In addition to CAMPATH, we have four oncology product candidates in clinical trials, as well as several active preclinical programs. To date, we have built this pipeline primarily through the licensing and acquisition of promising drug candidates. In addition to our clinical development programs, we conduct drug discovery research, translational research and preclinical studies in the fields of signal transduction, angiogenesis inhibition, molecular receptor chemistry and medicinal phosphonate chemistry.

     We plan to continue to invest in key research and development activities. Since inception, we have incurred losses and have an accumulated deficit through December 31, 2002, of $283.4 million. Our losses have resulted primarily from research and product development activities, including licensing of products and product and corporate acquisitions for which we incur in-process research and development expenses, and related administrative expenses. We expect to continue to incur losses in 2003. With the exception of CAMPATH, none of our other drug candidates has been approved for sale. Our revenue for the foreseeable future will be limited to our profit participation and royalty revenue, product development revenue, interest income and other miscellaneous income.

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

     In February 2001, we announced our intent to focus our in-house drug development capabilities on our own proprietary products, including those being jointly developed with partners. At that time, we began a transition out of the fee-for-service CRO business, which was expected to take from two to three years. We will continue to recognize revenue from current client projects, but we do not intend to take on any new fee-for-service contracts, except where we have or can obtain an ownership interest. We have and will continue to transition certain CRO employees to develop our own products.

OUR STRATEGY

     Our strategic vision is to be a product-driven biopharmaceutical company, focused primarily on oncology. We plan to achieve this vision through our aggressive pursuit of development and commercialization of the product candidates in our pipeline. The key elements of our strategy to accomplish this objective are to:

•	Establish CAMPATH as an effective treatment in oncology, autoimmune diseases and organ transplantation. By broadening the approved label indications, we can greatly increase our target markets for CAMPATH. Together with Schering AG, we are sponsoring or supporting more than 40 post-marketing studies to evaluate CAMPATH in both current and new areas.

•	Continue to build our commercialization strength. As products in our pipeline reach later stages of development, we want to be aptly prepared to maximize their potential. We have recently hired six medical science liaisons (MSLs) and plan to hire more in 2003, to help us better interact with the marketplace.

•	Build a diversified pipeline of product candidates. We are developing a focused pipeline of product candidates that are in various stages of clinical and preclinical development and that are based on different technology platforms. We believe this strategy increases the likelihood that we will successfully develop commercially viable pharmaceutical products. Our approach is intended to reduce our exposure to the impact of any single product failure and increase our flexibility to eliminate programs we deem less promising.

•	License or otherwise acquire complementary products or technologies. In addition to our internal drug discovery efforts, we plan to continue expanding our product candidate pipeline by identifying and evaluating potential products and technologies developed by third parties that we believe fit within our overall pipeline strategy.

•	Potentially out-license our products in areas that are not within our main areas of focus. By utilizing the strengths of other companies, we hope to maximize our financial returns and minimize our requirements for additional investments.

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

  OUR PRODUCT CANDIDATE PIPELINE

     As noted above, our product candidate pipeline includes oncology compounds at various stages of development, with significant therapeutic targets and unique mechanisms of action. The following chart identifies the clinical progress of these product candidates as of December 31, 2002:

MARKETING RIGHTS

PRODUCT
CANDIDATE	TARGET	INDICATIONS	STATUS	UNITED STATES	OTHER

CAMPATH ®	CD52	Chronic lymphocytic leukemia	Marketed	Berlex	Schering AG(1)

	CD52	Multiple sclerosis	Phase II	Berlex	Schering AG(1)

	CD52	Non-Hodgkin’s Lymphoma	Phase II	Berlex	Schering AG(1)

Eflornithine	Ornithine Decarboxylase	Superficial bladder cancer	Phase III	ILEX	ILEX

Clofarabine	DNA, Mitochondria	Hematologic malignancies	Phase II	ILEX(2)	Bioenvision(2)

		Solid tumors	Phase I	ILEX(2)	Bioenvision(2)

APOMINETM	HMGcoA reductase	Osteoporosis	Phase II	ILEX	ILEX

ILX-651	Tubulin	Solid tumors	Phase I	ILEX	ILEX

NM-3	Endothelium	Solid tumors	Phase I	ILEX	ILEX

Signal Transduction Inhibitors	MUC1	Solid tumors	Preclinical	ILEX	ILEX

Angiogenesis inhibitors	Multiple Growth Factors	Solid tumors	Preclinical	ILEX	ILEX

(1)	At inception of the sales and distribution agreement, Schering AG held worldwide rights except in Japan and East Asia, which were retained by the Partnership. In 2003, Schering AG acquired the rights in Japan and the Asian Pacific Basin, now giving them worldwide rights to marketing and distribution.

(2)	ILEX holds marketing rights in North America and Bioenvision Inc. holds marketing rights in the rest of the world, excluding Japan and Southeast Asia.

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

CAMPATH

     CAMPATH is a humanized monoclonal antibody that binds to a specific target, CD52, on cell surfaces leading the body’s immune system to destroy malignant cells. CAMPATH was launched in May 2001 in the United States and in August 2001 in Europe. In its first full year on the market, CAMPATH generated global net sales of approximately $44.1 million and we record a portion of these sales as product profit and royalty revenue. CAMPATH is in the early stages of commercialization. It was approved for use in leukemia but we are now conducting trials in Non-Hodgkin’s Lymphoma (NHL) and multiple sclerosis (MS) as well. CAMPATH is also being evaluated in more than 40 additional studies in oncology and non-oncology by clinical investigators; we will continue to support selected investigator initiatives in areas of interest beyond our current indications.

Eflornithine

     Eflornithine is an orally bioavailable compound that has demonstrated the ability to block ornithine decarboxylase, an enzyme that is known to promote carcinogenesis. In Phase II trials, Eflornithine exhibited the ability to reduce the severity of premalignant lesions and thereby help prevent such lesions from progressing to cancer. In collaboration with the National Cancer Institute, we are conducting a randomized placebo-controlled Phase III trial to evaluate Eflornithine as a treatment for patients at risk for recurrence of superficial bladder cancer. We expect to complete this trial in 2003.

Clofarabine

     Clofarabine is a second-generation, synthetic nucleoside analog that interrupts the metabolism of cancer cells. It is in the same class as fludarabine, cladribine and gemcitabine, all approved oncology drugs. Early clinical studies of clofarabine in patients with relapsed or refractory acute myelogenous leukemia (AML) and acute lymphocytic leukemia (ALL) showed promising results. Based on these early studies, we initiated Phase II trials in 2002 in both children and adults with refractory acute leukemia. In October 2002, we launched a Phase I trial of clofarabine in combination with the chemotherapy drug ara-C (cytarabine) in adults with a spectrum of hematologic malignancies. We also initiated a Phase I trial in adults with advanced solid tumors in mid-2002, based on favorable preclinical results. Additional studies are under review and are expected to be started in 2003.

APOMINETM

     APOMINETM is the first candidate from ILEX’s unique class of non-hormonal agents known as phosphonate esters. It is orally bioavailable and has been shown, in preclinical models, to inhibit osteoclasts and block bone resorption, like the currently marketed bisphosohonic acids such as Fosamax® and Actonel®. Unlike the currently marketed drugs, APOMINE appears to activate osteoblasts with potential bone-building effects. We initiated a double-blinded, placebo-controlled PHASE I/II proof-of-principle trial in 2002 to evaluate the effects of APOMINE in post-menopausal women with osteoporosis. Results of the trial are expected to be available in 2003.

ILX-651

     ILX-651 is a second-generation synthetic dolastatin pentapeptide derivative that targets tubulin and interrupts cell mitosis with a different mechanism of action than taxanes. In preclinical studies, ILX-651 was determined to have potent anti-tumor activity against a wide range of solid tumor types, including tumors that are resistant to treatment with taxanes. We expect to complete and analyze Phase I trial results of this compound during the first part of 2003.

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

NM-3

     NM-3 is an orally bioavailable inhibitor of proliferating endothelial cells. Preclinical studies have determined that NM-3 inhibits growth in a variety of tumor models, both as a stand-alone therapy and as a radiation and chemotherapy sensitizer. We are currently conducting Phase I trials with this compound.

Drug Discovery and Preclinical Programs

     In addition to our product candidates in clinical trials, we have a number of preclinical programs, including signal transduction and angiogenesis inhibitors.

OUR TARGET MARKET

     We are currently focused primarily on the oncology market. Cancer encompasses a large number of discrete diseases that afflict many different parts of the human body. The diversity of cancer types and their overall prevalence create a large need for new and improved treatments. It is estimated that one in three Americans will be diagnosed with cancer, making it the second leading cause of death in the United States. We have chosen to focus initially on the oncology market because there is a great need for more effective treatments. It is often the case that a drug’s mechanistic effects may have therapeutic relevance in other human diseases and we will continue to evaluate these opportunities as appropriate.

INTELLECTUAL PROPERTY, PATENTS AND TRADEMARKS

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

     CAMPATH is protected by patents issued in the U.S., European major market countries, Australia, Canada, New Zealand, Japan and South Africa, which expire between 2009 and 2015. The European patent was issued in February 1989 and the U.S. patent in December 1998. We have licensed U.S. patents on the use of Eflornithine that expire between 2008 and 2017. Our Eflornithine patent rights also include Company-owned patent application filings in the United States and major foreign markets directed to the D-enantiomer of Eflornithine and its therapeutic use. In addition, we have filed patent applications for the use of Eflornithine alone and in combination with other drugs to treat and to prevent various cancers and in certain novel formulations. Eflornithine currently does not have composition of matter patent protection, but we have applied for orphan drug designation. APOMINETM is covered by an issued composition of matter patent. In addition, numerous patent applications have been filed on our portfolio of angiogenesis inhibitors including one issued patent in the U.S.

     Additionally, as a result of an agreement with BASF Pharma (BASF), ILEX has acquired a worldwide license for ILX-651 including composition of matter patent coverage, which is filed in 43 countries, including the U.S. patent expiring at the end of 2015. Clofarabine is protected by core patent rights held by Southern Research Institute and licensed to Bioenvision, including pharmaceutical composition and cancer treatment patent claims coverage expiring between 2008 and 2014 in the U.S.

     We have a broad patent estate. This patent estate includes patents and patent applications directed to compositions, pharmaceutical formulations and methods-of-use within our research and development pipeline. In addition to the 36 United States patents and approximately 290 foreign patents we have licensed from others, we own approximately 15 issued patents in the United States and approximately 70 issued foreign patents. We also have approximately 20 pending patent applications in the United States and approximately 60 foreign applications and we have licensed from others the rights to approximately 20 United States pending patent applications and over 200 foreign pending patent applications. Patent coverage for our MUC1 program includes 3 issued United States patents, expiring between 2013 and 2016, and 9 issued foreign patents, all of which we have in-licensed on an exclusive basis. Also, the MUC1 patent portfolio includes 5 pending United States patent applications and 6 foreign patent applications to which we hold exclusive rights through both in-licensing and co-ownership.

     In December 2001, Genentech, Inc. (Genentech) announced that it was granted a patent relating to fundamental methods and compositions for the production of monoclonal antibodies using anti-recombinant DNA technology. The proceeding entitled Genentech to priority over the patent held by the Celltech Group PLC, who had first received the patent in 1989 and, to whom we are currently paying royalty fees related to the use of this technology platform in the manufacture of CAMPATH. Based on this decision, which was favorable to Genentech,

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

we have negotiated and are finalizing a license from Genentech covering production of monoclonal antibodies, such as CAMPATH, directed at the CD52 cell surface target.

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

     The patent positions of biotechnology and pharmaceutical companies are generally uncertain and involve complex legal and factual issues. No assurance can be given that any patent issued to or licensed by us will provide protection that has commercial significance. We cannot assure you that:

•	our patents will afford protection against competitors with similar compounds or technologies;

•	our patent applications will be issued;

•	others will not obtain patents claiming aspects similar to those covered by our patents or applications;

•	the patents of others will not have an adverse effect on our ability to do business; or

•	the patents issued to or licensed by us will not be infringed, challenged, invalidated or circumvented.

     Moreover, we believe that obtaining foreign patents may, in some cases, be more difficult than obtaining domestic patents because of differences in patent laws. We also recognize that our patent position may generally be stronger in the U.S. than abroad. Conversely, the protection provided by foreign patents may be weaker than that provided by domestic patents.

     CAMPATH® and MABCAMPATH® are our trademarks. We have filed for trademark protection on various other product candidates in the development pipeline, including worldwide filings for APOMINE. Additionally, we anticipate we will have additional filings on new product candidates entering development as they progress through the development process.

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

RECENT DEVELOPMENTS

     In February 2003, Schering AG obtained exclusive rights to develop, sell and distribute CAMPATH in Japan and the Asian Pacific Basin. We will receive an up-front payment, which will be recognized as revenue over the life of the patent. The Partnership will also receive payments upon completion of certain milestones and a royalty based on net sales of CAMPATH in Japan and the Asian Pacific Basin.

     In February 2003, we finalized an amendment to the CAMPATH therapeutic license agreement with BTG International Ltd. (BTG), whereby we gained access to rights to develop and commercialize all remaining human therapeutic uses of CAMPATH.

     In September 2002, we acquired global, exclusive, commercial rights to CAMPATH-related diagnostics including CD52 antigen testing from BTG. The agreement is subject to annual maintenance payments as well as milestone payments and royalties, subject to specific terms and conditions.

     On April 19, 2002, ILEX entered into a collaboration agreement with Abgenix, Inc. (Abgenix), to identify and develop fully human monoclonal antibody candidates to the MUC1 protein, a dominant oncogene significantly overexpressed on a wide range of solid tumors. Abgenix will grant ILEX an exclusive license to commercialize products comprising one or more antibodies derived from this program. Under this agreement, ILEX paid Abgenix a minimal technology access fee. Additionally, the Company may be required to make future payments in accordance with the agreement if certain milestones are met.

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

     In October 2001, we entered into a definitive agreement to give us sole ownership of the Partnership by acquiring Millennium’s interest in the Partnership. The transaction closed on December 31, 2001, and the terms of the agreement include an initial cash payment of $20.0 million and an additional $120.0 million in scheduled payments. The first payment of $40.0 million was made on December 31, 2002. Additionally, $40.0 million is due in 2003 and 2004, of which $10.0 million in each of those years may be paid in shares of our common stock, subject to certain terms and conditions and at our option. In addition, Millennium will be entitled to royalty payments based on net U.S. CAMPATH sales above certain levels in 2005 and continuing through 2008.

STRATEGIC ALLIANCES

     ILEX may eventually develop and commercialize its own products by forming its own sales, marketing and distribution capabilities. However, in some instances we may form corporate partnerships with larger pharmaceutical companies, particularly for development of non-oncology uses and for commercialization outside the U.S. In a typical partnership arrangement, a corporate partner may bear the substantial cost of clinical development, scale-up production, U.S. Food and Drug Administration (FDA) and European Agency for the Evaluation of Medicinal Products (EMEA) approval and marketing.

     We do not currently have our own sales force and we have contracted with Schering AG for its sales and distribution capabilities. We have recently hired six medical science liaisons to enhance our direct interface with oncology physicians and opinion leaders. However, all CAMPATH sales responsibilities remain with our partner, Schering AG. In August 1999, the Partnership and Schering AG entered into a distribution and development agreement that grants Schering AG exclusive worldwide marketing and distribution rights to CAMPATH, except in Japan and East Asia, where the Partnership had retained rights. However, in January 2003, Schering AG obtained the marketing and distribution rights to CAMPATH in Japan and the Asia Pacific Basin from the Partnership.

POTENTIAL FUTURE ALLIANCES AND COLLABORATIONS

     In the ordinary course of its business, the Company investigates, evaluates and discusses with others the potential creation of strategic collaborations, and the acquisition of businesses, technologies and compounds that complement the Company’s business. Although the Company currently has no definitive understandings or agreements with respect to any such strategic collaboration or acquisition, the Company is continually engaged in discussions with parties which may either singly or in the aggregate materially impact the Company’s business, financial condition and results of operations. No assurance can be given, however, that any such strategic collaboration or acquisition will be made or, if made, that it will prove to be successful.

OTHER RELATIONSHIPS

     In March 2001, we paid $1.1 million to enter a definitive agreement to co-develop clofarabine, a nucleoside analog, with Bioenvision, Inc. (Bioenvision). In clinical studies, clofarabine has shown promise as a potential new treatment for patients with hematological malignancies, including ALL and AML, and in preclinical studies, for solid tumors. ILEX has taken the lead role in developing clofarabine in the United States and Canada, where we will have exclusive manufacturing and marketing rights in exchange for an in-licensing fee, milestone payments and royalties. Bioenvision retained the lead role in developing the compound in Europe, where it will have exclusive manufacturing and marketing rights and we will have rights to royalties.

LICENSING AGREEMENTS

     As a part of its business strategy, the Company actively seeks to expand its product portfolio. Historically, these acquisitions have been in the form of exclusive licensing arrangements.

     The Company’s in-license agreements (the Licenses) generally require the Company to undertake and pursue with diligence and best efforts the development of the compounds and technologies licensed and to report on a regular basis on the Company’s development, progress and plans. Each of the Licenses requires payments of royalties on sales of products covered by the License. Under most of the Licenses, the licensor has the first right to sue for infringement of, and defend invalidity charges against, the licensed patents. All of the Licenses provide that the licensor or sublicensor may terminate all or a portion of the license or sublicense in the event of the Company’s default in its obligations, including the obligations to diligently pursue and apply best efforts to the development of the licensed compound or technology, and, in some instances, in the event of the Company’s insolvency or bankruptcy.

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

     In addition, certain Licenses will automatically terminate if the Company does not achieve certain development milestones by specified dates or, in lieu thereof, make payments extending such dates. If we default under any of these license agreements, we may lose our right to market and sell any products based on the licensed technology. Losing our marketing and sales rights could materially harm our business and financial condition. The Company believes it has complied in all material respects with the terms of all of its Licenses to date. The Company intends to continue its licensing program and to engage in compound acquisitions with a primary focus on clinical stage oncology compounds. There can be no assurance that any such licenses or acquisitions will be on terms similar to the Licenses or favorable to the Company.

     All of the company’s in-licensing agreements follow standard practice in the industry with differential royalty rates for patent versus non-patent countries and a royalty off-set if additional licenses are required from other third parties with conflicting/complementary intellectual property rights. In patent countries, the royalty is usually payable for the life of the patent rights while in non-patent countries; the royalty is typically payable for a fixed period of time after the first commercial sale.

PEOPLE

     As of February 28, 2003, we had 277 employees, the majority of whom were located at our corporate headquarters in San Antonio, Texas.

COMPETITION

Product Development

     The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including a number of large pharmaceutical companies as well as several specialized biotechnology companies, are developing cancer drugs similar to ours. There are products on the market that will compete directly with the products that we are seeking to develop. In addition, colleges, universities, governmental agencies and other public and private research institutions will continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect license fees, milestone payments and royalties in exchange for license rights to technologies that they have developed, some of which may directly compete with our technologies. These companies and institutions also compete with us in recruiting qualified scientific personnel. Many of our competitors have substantially greater financial, research and development, human and other resources than we do. Furthermore, large pharmaceutical companies have significantly more experience than we do in preclinical testing, human clinical trials and regulatory approval procedures. Our competitors may:

•	develop safer and more effective products than ours;

•	obtain patent protection or intellectual property rights that limit our ability to commercialize products; or

•	commercialize products earlier than we can.

     We expect technology developments in our industry to continue to occur at a rapid pace. Commercial developments by our competitors may render some or all of our potential products obsolete or non-competitive, which would materially harm our business and financial condition.

GOVERNMENT REGULATION

     The design, research, development, testing, manufacturing, labeling, promotion, marketing, advertising and distribution of drug products are extensively regulated by the FDA in the U.S. and similar regulatory bodies in other countries. The regulatory process is similar for a Biologics License Application (BLA) and a New Drug Application (NDA). The steps ordinarily required before a new drug may be marketed in the U.S., which are similar to steps required in most other countries, include:

•	preclinical laboratory tests, preclinical studies in animals, formulation studies and the submission to the FDA of an IND application;

•	adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication;

•	the submission of a BLA/NDA to the FDA; and

•	FDA review and approval of the BLA/NDA.

     Preclinical tests include laboratory evaluation of product chemistry, Good Laboratory Practices, toxicology studies, formulation development, animal preclinical efficacy studies and manufacturing of current good manufacturing practices (cGMP)

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

grade clinical trial material. The results of preclinical testing are submitted to the FDA as part of an IND application. A 30-day waiting period after the filing of each IND application is required prior to the commencement of clinical testing in humans. At any time during this 30-day period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials until the FDA authorizes trials under specified terms. The IND application process may be extremely costly and substantially delay development of our products. Moreover, positive results of preclinical tests will not necessarily indicate positive results in subsequent clinical trials.

     Clinical trials to support BLA/NDAs are typically conducted in three sequential phases, although the phases may overlap. During Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to:

•	assess the clinical activity of the drug in specific, targeted indications;

•	assess dosage tolerance and optimal dosage; and

•	continue to identify possible adverse effects and safety risks.

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

     Approved drugs and manufacturing facilities are subject to ongoing compliance requirements. Identification of certain side effects or the occurrence of manufacturing problems after any of our drugs are on the market could cause issuance of warning letters, subsequent withdrawal of approval, reformulation of the drug, and additional preclinical studies or clinical trials.

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

     Under the regulatory system in the EU, marketing authorizations may be submitted at a centralized, a decentralized or a national level. The centralized procedure is mandatory for the approval of biotechnology products and high technology products and available at the applicant’s option for other products. The centralized procedure provides for the grant of a single marketing authorization that is valid in all EU member states. The decentralized procedure is available for all medicinal products that are not subject to the centralized procedure. The decentralized procedure provides for mutual recognition of national approval decisions, changes existing procedures for national approvals and establishes procedures for coordinated EU actions on products, suspensions and withdrawals. Under this procedure, the holder of a national marketing authorization for which mutual recognition is sought may submit an application to one or more EU member states, certify that the dossier is identical to that on which the first approval was based or explain any differences and certify that identical dossiers are being submitted to all member states for which recognition is sought. Within 90 days of receiving the application and assessment report, each EU member state must decide whether to recognize approval. The procedure encourages member states to work with applicants and other regulatory authorities to resolve disputes concerning mutual recognition. Lack of objection of a given country within 90 days automatically results in approval from the member state.

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

     We will choose the appropriate route of European regulatory filing to accomplish our regulatory objectives most efficiently. However, the chosen regulatory strategy may not secure regulatory approvals or approvals of the chosen product indications. The clinical development path for oncology agents is uncertain and may require long-term clinical studies.

PRODUCT LIABILITY AND INSURANCE

     Our business involves the risk of product liability claims. We have not experienced any product liability claims to date. We maintain product liability insurance consistent with industry standards and our product liability insurance related to CAMPATH is consistent with a contractual agreement that we have with Millennium Pharmaceuticals as a result of our purchase of its interest in the Partnership. There can be no assurance that product liability claims will not exceed such insurance coverage limits, which could have a materially adverse effect on our business, financial condition or results of operations, or that such insurance will continue to be available on commercially reasonable terms, if at all.

ACCESS TO COMPANY INFORMATION

     ILEX electronically files the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically, including ILEX.

     ILEX makes available, free of charge, through its website, and by responding to requests addressed to our director of investor relations office, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. ILEX’s website address is http://www.ilexonc.com. The information contained on our website, or on other websites linked to our website, is not part of this document.

ADDITIONAL BUSINESS RISKS

We have a limited operating history and we expect to continue to generate losses for the foreseeable future.

     We began operations in October 1994 and have only a limited operating history upon which you can evaluate our business. We have incurred losses every year since we began operations. As of December 31, 2002, our accumulated deficit was approximately $283.4 million, including net losses of approximately $46.2 million, $121.0 million and $39.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. We expect to continue to incur losses in 2003. It is possible that we will never achieve profitable operations.

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

CAMPATH is still a relatively new oncology treatment and is in a competitive marketplace

     Although CAMPATH is the only product that has been approved by the FDA and the European Commission for treating CLL in patients who have failed fludarabine therapy, there are other products that compete with CAMPATH. Patients with CLL are generally treated with alkylating agents first, and, if that treatment fails, then with fludarabine. Some of our competitors may have greater financial resources.

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

Because we have limited manufacturing capabilities, we are dependent on third-party manufacturers to manufacture products for us. We may be required to incur significant costs and devote significant efforts to establish our own manufacturing capabilities.

     We have limited manufacturing experience and no commercial scale manufacturing capabilities. In order to continue to develop products, apply for regulatory approvals and ultimately commercialize additional products, we need to subcontract or otherwise arrange for the necessary manufacturing.

     There are a limited number of manufacturers that operate under the FDA’s cGMP capable of manufacturing for us. As a result, we have experienced some difficulty finding manufacturers with adequate capacity for our anticipated future needs. If we are unable to arrange for third party manufacturing on commercially reasonable terms, we may not be able to complete development of our product candidates or market them on a timely basis, if at all.

     Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party and the possibility of termination or non-renewal of the agreement by the third party, based on its business priorities, at a time that is costly or inconvenient for us. If our third party manufacturers fail to maintain regulatory compliance, our product supply will be interrupted resulting in lost or delayed revenues and delayed clinical trials. We may not have adequate business interruption insurance.

     Drug manufacturing facilities are subject to continual review and periodic inspection and manufacturing modifications. Domestic manufacturing facilities are subject to biennial inspections by the FDA, and foreign facilities are inspected by the FDA less frequently. Both domestic and foreign facilities must comply with the FDA’s cGMP, and other regulations. In complying with these regulations, manufacturers must spend funds, time and effort in the areas of production, record keeping, personnel and quality control to ensure full compliance. The FDA stringently applies regulatory standards for manufacturing. Failure to comply with any of these post-approval requirements can result in, among other things, warning letters, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecutions. This could interrupt our supply for our marketed products and for our clinical trials.

We have limited marketing capabilities and we are currently dependent upon third parties to sell and market CAMPATH. We will be required to incur significant expense to develop our own marketing capabilities.

     We depend on Schering AG and its U.S. affiliate, Berlex Laboratories, to market and sell CAMPATH. Our reliance on Schering AG subjects us to various risks. The terms of our contract with Schering AG may not be favorable to us in the future. The amount and timing of resources dedicated by Schering AG to marketing CAMPATH is not within our control, and Schering AG may not commit enough resources to marketing CAMPATH. Schering AG could develop, independently or with a third party, a drug that competes with CAMPATH. Schering AG may not perform its obligations as expected and our revenues will be decreased or delayed if Schering AG breaches or terminates its agreement with us. We will need to develop a marketing and sales force with sufficient technical expertise and distribution capability, which will require substantial expenditures and management resources. The creation of infrastructure to commercialize pharmaceutical products is an expensive and time-consuming process, and we may be unable to develop the necessary marketing, sales and distribution capabilities.

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

     Significant competitive factors determining whether we will be able to compete successfully include:

•	efficacy and safety of our product candidates;

•	timing and scope of regulatory approvals;

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

•	product availability;

•	marketing and sales capabilities;

•	reimbursement coverage from insurance companies and others;

•	degree of clinical benefits of our product candidates relative to their costs;

•	method of administering a product;

•	price; and

•	patent protection.

There are potential limitations on third-party reimbursement and other pricing-related matters that could reduce sales of our products and may delay or impair our ability to generate significant revenues.

     The business and financial condition of pharmaceutical and biotechnology companies will continue to be affected by the efforts of government and third-party payors to reduce the cost of health care through various means. In the United States, there have been, and we expect that there will continue to be, a number of legislative proposals aimed at changing the nation’s healthcare system. In certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. These legislative proposals may impair our ability to raise capital, and our business could be adversely affected if these legislative proposals are adopted. In particular, individual pricing negotiations are often required in many countries of the European Union, irrespective of separate government approval to market a drug.

     Although third-party reimbursement is currently not an issue for us, there is a risk that reimbursement will not be available in the future for our products or will not be adequate. Third-party payors are increasingly challenging the price of medical products and services. If government entities and third-party payors do not provide adequate reimbursement levels, then our revenues will be adversely affected and could cause our stock price to decline.

Market volatility may affect our stock price and the value of an investment in our stock may be subject to sudden decreases.

     The trading prices for securities of biotechnology companies, including our stock, have been and are likely to continue to be volatile. Our stock price depends upon a number of factors, including our historical and anticipated operating results, our and our competitors’ preclinical and clinical trial results, market perception of the prospects for biotechnology companies as an industry sector and general market and economic conditions, some of which are beyond our control. Factors such as fluctuations in our financial and operating results, changes in government regulations affecting product approvals, reimbursements or other aspects of our or our competitors’ businesses, announcements of technological innovations or new commercial products by us our competitors, developments concerning key personnel and our intellectual property rights, significant collaborations or strategic alliances and publicity regarding actual or potential performance of products under development by us or our competitors could also cause our stock price to fluctuate substantially. In addition, the United States securities markets, including the NASDAQ National Market on which our stock is listed, have from time to time experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may lower our stock price. Moreover, during periods of stock market price volatility, share prices of many biotechnology companies have often fluctuated in a manner not necessarily related to the companies’ operating performance. Accordingly, our stock price may be subject to greater volatility than the stock prices of other companies during periods of stock market price volatility.

We do business internationally and are subject to additional political, economic and regulatory uncertainties.

     We may not be able to operate successfully in any foreign market. We currently conduct drug discovery research in our laboratory in Geneva, Switzerland. We also conduct drug development operations near London, England. Schering AG sells CAMPATH in the United Kingdom (UK) and 24 other non-U.S. countries. We believe that, because the pharmaceutical industry is global in nature, international activities will continue to be a significant part of our future business activities and that a substantial portion of our revenues will be derived from outside the United States. Foreign regulatory agencies often establish standards different from those in the United States, and an inability to obtain foreign regulatory approvals on a timely basis could have an adverse effect on our business. Our international operations may be limited or disrupted by:

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

•	imposition of government controls;

•	political or economic instability;

•	trade restrictions;

•	changes in tariffs;

•	restrictions on repatriating profits;

•	taxation; and

•	difficulties in staffing and managing international operations.

Also, our business may be adversely affected by fluctuations in currency exchange rates.

We may be unsuccessful in our efforts to expand the number and scope of authorized uses of CAMPATH, which would hamper sales growth and make it more difficult for us to attain profitability.

     CAMPATH is approved for sale in the United States and Europe for use by patients with refractory CLL. Under current FDA regulations, we are prohibited from promoting the use of CAMPATH outside of this approved indication.

     We are conducting clinical trials to examine whether or not CAMPATH can be used to treat indications other than refractory CLL. Additional trials in these indications are necessary before we can apply to expand the authorized uses of CAMPATH. We do not know whether these trials will demonstrate safety and efficacy, or if they do, whether we will succeed in receiving regulatory approval to market CAMPATH for additional indications. If the results of these trials are negative, or if adverse experiences are reported in these trials or otherwise in connection with the use of CAMPATH by patients, this could adversely affect existing regulatory approvals, undermine physician and patient comfort with the product, reduce sales of the product and diminish the acceptance of CAMPATH in the hematological and autoimmune markets. Even if the results of these trials are positive, the impact on sales of CAMPATH may be minimal unless they are accepted by the medical community and we are able to obtain regulatory approval to expand the authorized use of CAMPATH. FDA regulations restrict our ability to communicate the results of additional clinical trials to patients, and to a lesser extent, physicians, without first obtaining approval from the FDA to expand the authorized uses for this product.

If we are not able to demonstrate the safety and efficacy of our product candidates in clinical trials or if our clinical trials are delayed, we will not be able to obtain regulatory approval to market these drugs, or regulatory approval to market these drugs will be delayed.

     Clinical testing is a long, expensive and uncertain process. With the exception of CAMPATH, no regulatory agency has approved any of our product candidates and the data we collect from our clinical trials may not be sufficient to support approval. Our clinical trials may not be completed on schedule and the FDA may never approve our product candidates for commercial sale. Furthermore, even if initially positive preclinical studies or clinical trial results are achieved, it is possible that we will obtain different results in the later clinical trials or the FDA will interpret pivotal trial results unfavorably. Drugs in late stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through initial clinical testing. For example, positive results in early Phase I or Phase II trials may not be repeated in larger Phase II or Phase III trials.

All of our product candidates are subject to the risks of failure inherent in drug development.

     Many of our research and development programs are at an early stage. In addition to the risks described above, there is a possibility that none of our product candidates will or can:

•	meet applicable regulatory standards;

•	be manufactured or produced economically and on a large scale;

•	be a commercially viable drug; or

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

•	be successfully marketed, particularly if a third party introduces an equivalent or superior product.

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

     Our products are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and foreign regulatory marketing and pricing approvals is costly, time-consuming, uncertain and subject to unanticipated delays. For example, although CAMPATH has been approved for marketing in the UK and 24 other non-U.S. countries, to market future products in Europe we must apply to the European Commission for marketing approval. After receiving marketing approval, we then must mutually agree on a pricing structure with each country’s regulatory authority prior to launching sales in that particular country. We are unable to predict how long this process will take.

     The FDA will refuse to approve an application if it believes that applicable regulatory criteria are not satisfied. The FDA may also require additional testing for safety and efficacy. Foreign regulatory authorities may also refuse to accept an application or grant any marketing approval.

     The FDA and European Commission approvals for CAMPATH require us to conduct a post-approval clinical trial comparing the safety and efficacy of CAMPATH to that of chlorambucil, an alkylating agent that is a frontline treatment for CLL. Alkylating agents work by disrupting the DNA structure and are believed to be effective in treating CLL. The post-approval clinical trial and report must be completed by 2006, according to the approvals given in 2001. If we discover adverse safety or efficacy data, our marketing approvals may be revoked.

If any of our license agreements for intellectual property underlying a product candidate is terminated, we may lose our rights to develop or market that product.

     We have licensed intellectual property, including patents, patent applications and know-how, from pharmaceutical companies, research institutions and others, including the intellectual property underlying CAMPATH, Eflornithine, clofarabine, ILX-651 and NM-3 .

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

     Our success will depend to a significant degree on our ability to:

•	obtain, maintain and enforce patents;

•	license rights to patents from third parties;

•	protect trade secrets; and

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

•	operate without infringing on the proprietary rights of others.

     It is possible that we will not develop technologies, drugs or processes that result in obtaining a patent. It is also possible that our patent position will not provide sufficient protection against competitors, or that patents issued to or licensed by us will be infringed or will be challenged, invalidated or circumvented. Competitors may develop products, which compete against our products but fall outside the scope of our patents. In addition, competitors may have filed patent applications, may have been issued patents or may obtain additional patents and proprietary rights relating to technologies, drugs and processes that compete with our technologies, drugs and processes.

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

     We have attempted to prevent the disclosure and use of our know-how and trade secrets by entering into confidentiality agreements with our employees, consultants and third parties. However, there are risks that:

•	these parties will not honor our confidentiality agreements;

•	others will independently develop equivalent or superior technologies;

•	disputes will arise concerning the ownership of intellectual property or the applicability of confidentiality obligations; or

•	disclosure of our trade secrets will occur regardless of these contractual protections.

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

We may be subject to costly and damaging liability claims

     Although we take what we believe to be appropriate precautions, our business exposes us to many liability risks, which are inherent in the testing, manufacturing and sale of pharmaceutical products. We could face exposure to product liability claims if the use of CAMPATH or any of our product candidates is alleged to have harmed someone. We could also face exposure to breach of contract claims arising in the normal course of business or claims based upon errors or omissions in connection with our ongoing or completed CRO activities.

     We currently have product liability insurance related to CAMPATH in the aggregate limit of $25.0 million; $25.0 million product liability insurance related to other investigational drug candidates in the aggregate limit of $10.0 million and professional liability insurance or related to contract research organization services in the aggregate limit of $5.0 million. Adequate insurance coverage may not be available in the future at acceptable prices or at all. It is possible that claims against us could exceed our coverage limits. The successful assertion of an uninsured or underinsured claim against us could cause us to incur a significant expense, could adversely affect our product development activities and could divert management’s attention from running the business. In addition, regardless of merit eventual outcome, product liability claims may result in decreased demand for the applicable product or our products in general and in injury to our general reputation. Thus, whether or not we are adequately insured, a product liability or other claim or product recall may result in losses that could be material.

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

We are subject to influence from executive officers, directors and senior management, and we have adopted a shareholder rights plan, which could discourage or prevent stockholders from selling their shares at a premium.

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

     Our executive officers, directors (and their affiliates) and senior management, in the aggregate, beneficially owned or controlled approximately 5.9% of our outstanding common stock at January 31, 2003 and therefore have the ability to exercise substantial influence over the outcome of most stockholders’ actions, including the election of the members of the Board of Directors and approval of any change in control transaction. This concentration of ownership could have an adverse effect on the price of our common stock or have the effect of delaying or preventing a change in control or other transaction that could provide our stockholders with a premium over the then-prevailing market price of their shares or which might otherwise be in their best interests.

ITEM 2.	PROPERTIES

     In July 2000, we entered into a lease that expires in November 2008 for our corporate headquarters consisting of approximately 86,000 square feet of office space in San Antonio, Texas.

     We lease approximately 21,000 square feet of office and laboratory space, and operate a 7,200-square-foot manufacturing facility located in San Antonio that has been designed to produce multi-kilogram lot sizes of anticancer compounds under cGMP. The design of this facility, prepared by ILEX staff, has been reviewed by the Regional Compliance Office of the FDA and found to be suitable for production of bulk drugs. Currently, the facility is being used for manufacturing support activities. The facility is owned by a non-profit corporation controlled by the CTRC Research Foundation Building Corporation and the Texas Research Park Foundation, and provides for the payment by us of fixed monthly rent plus a percentage of gross sales generated from the facility. These two organizations obtained a $1.5 million grant to build the facility from the Economic Development Administration (EDA). We have a 15-year lease to the facility with three five-year-extension options. The lease expires in December 2010. In the event that there is an early termination of the lease or a non-conforming use, there is a risk that we may be required to repay a portion of the EDA grant.

     Our subsidiary, ILEX Products, formerly Convergence Pharmaceuticals, Inc., leases approximately 9,800 square feet of office and research space in Boston, Massachusetts. The lease expires in July 2004. Additionally, we have approximately 2,600 square feet of leased office space in Guildford, England utilized by our subsidiary, ILEX Services Limited. Our subsidiary ILEX Oncology Research, Sarl, formerly Symphar, S.A., leases approximately 31,000 square feet of office and research space in Geneva, Switzerland expiring between 2006 and 2007.

     We also leased approximately 7,200 square feet of space in Annapolis, Maryland. This lease was terminated in February 2003.

ITEM 3.	LEGAL PROCEEDINGS

     The Company is involved in various routine legal proceedings incidental to the company's business. The Company believes it is unlikely that the final outcome of the legal proceedings to which the Company is a party will have a material adverse effect on the Company’s financial position or results of operations. However, due to the inherent uncertainty of the litigation process, there can be no assurance that the resolution of any particular legal proceeding will not have a material adverse effect on the Company’s results of operations for the period in which such resolution occurred.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

PART II.

ITEM 5.	MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     As of February 12, 2003, the Company had approximately 4,944 beneficial holders of common stock, including approximately 196 record holders. The Company’s common stock is traded on the Nasdaq National Market under the symbol ILXO. The following table sets forth, for the calendar periods indicated, the range of high and low sales prices for the Company’s common stock, as reported by the Nasdaq National Market:

	2002		2001

	High	Low	High	Low

First Quarter	$28.00	$14.30	$32.31	$11.00
Second Quarter	17.98	12.83	31.14	13.50
Third Quarter	13.70	4.40	30.79	18.40
Fourth Quarter	11.20	3.80	31.35	23.02

     These price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The Company’s common stock began trading February 20, 1997. The closing price of the Company’s common stock on March 7, 2003 was $7.23.

     The Company has never paid dividends on its common stock and anticipates that it will not pay such dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     In February 2001, we acquired Symphar, a research firm located in Geneva, Switzerland. We acquired Symphar for $28.9 million, which included cash of $15.0 million and 521,121 shares of our common stock. The value of the common stock issued in connection with this merger was calculated using a fair value of $26.6875 per share. These shares were exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2), as a transaction by an issuer not involving any public offering.

     In March 2000, we sold 3.0 million shares of our common stock at $45.00 per share to selected institutional and other accredited investors. Gross proceeds from this sale of our common stock were approximately $135.0 million. Net proceeds were approximately $127.0 million. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated there under due to the fact that all of these shares were sold to accredited investors. Prudential Vector Healthcare Group acted as the placement agent for this transaction and received commission of approximately $7.4 million and out-of-pocket expenses and other fees of $200.0.

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

ITEM 6.	SELECTED FINANCIAL DATA

     The information below was derived from the audited consolidated financial statements included in this report and in reports we have previously filed with the SEC. This information should be read together with those consolidated financial statements and the notes to the consolidated financial statements. These historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Summary of Operating Statement Data:
Revenue:
Product profit and royalty	$10,843	$—	$—	$—	$—
Product development	9,786	3,994	3,381	4,646	4,622
Contract research services	9,400	25,178	29,407	17,615	12,642
Other	872	—	—	—	—

Total revenue	30,901	29,172	32,788	22,261	17,264
Operating expenses:
Research and development costs	46,449	33,798	24,419	16,219	12,684
Licensing costs	5,657	10,281	6,116	10	3,443
Selling, general and administrative	11,805	11,052	5,061	1,837	3,528
Direct costs of research services	5,897	19,535	25,123	17,385	13,867
Depreciation and amortization	7,390	2,415	2,507	2,226	826
In-process research and development	—	86,112	14,562	11,124	—
Special charges	—	—	—	13,882	—

Total operating expenses	77,198	163,193	77,788	62,683	34,348

Operating loss	(46,297)	(134,021)	(45,000)	(40,422)	(17,084)
Other income (expense):
Interest income and other, net	7,084	9,995	11,747	1,700	1,850
Imputed interest expense	(6,654)	—	—	—	—
Equity in income (losses) of joint venture	—	3,094	(5,370)	(7,134)	(5,994)
Minority interest in consolidated subsidiary	—	—	(262)	(82)	—

Loss before income taxes	(45,867)	(120,932)	(38,885)	(45,938)	(21,228)
Provision for foreign income taxes	(289)	(22)	(97)	(117)	—

Net loss	$(46,156)	$(120,954)	$(38,982)	$(46,055)	$(21,228)

Basic and diluted net loss per share(1)	$(1.42)	$(4.48)	$(1.61)	$(3.04)	$(1.71)

Weighted average number of shares of common stock and common stock equivalents outstanding(1)	32,476	27,011	24,285	15,144	12,450

Balance Sheet Data:
Cash, cash equivalents and investments in marketable securities(2)	$191,000	$278,246	$202,772	$89,126	$26,025
Working capital	109,007	104,966	152,922	77,226	23,942
Total assets	270,906	368,907	216,356	100,706	42,688
Noncurrent portion of note payable	36,155	70,041	—	—	—
Accumulated deficit	(283,430)	(237,274)	(116,320)	(77,338)	(31,283)
Total stockholders’ equity	177,242	221,028	196,005	84,579	35,904

(1)	See Note 2 of Notes to Consolidated Financial Statements for information concerning the computation of net loss per share.

(2)	Includes cash, cash equivalents, short and long term investments, and all restricted investments.

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is included to describe the Company’s financial position and results of operations for each of the previous three years in the period ended December 31, 2002. The Consolidated Financial Statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

GENERAL

     We are building a product-driven biopharmaceutical company, focused primarily on oncology, by developing and commercializing a portfolio of novel treatments for both early and late stage cancers. We are leveraging our core competencies in clinical drug development to identify, develop and commercialize our proprietary product candidate pipeline. Our lead product, CAMPATH, has been approved in the United States and Europe for treating patients with refractory chronic lymphocytic leukemia and is distributed by Schering AG and its U.S. subsidiary, Berlex Laboratories, Inc. (Berlex). CAMPATH was developed in a 50/50 partnership with Millennium Pharmaceuticals, Inc (Millennium). In December 2001, we acquired Millennium’s equity interest in the Partnership. This transaction has helped streamline the process of developing CAMPATH in additional indiciations. In addition to CAMPATH, we have four oncology product candidates in clinical trials, as well as several active preclinical programs. To date, we have built this pipeline primarily through the licensing and acquisition of promising drug candidates. In addition to our clinical development programs, we conduct drug discovery research, translational research and preclinical studies in the fields of angiogenesis inhibition, molecular receptor chemistry and targeted medicinal phosphonate chemistry.

     We have incurred losses and had an accumulated deficit through December 31, 2002 of $283.4 million. Our losses have resulted primarily from product research and development activities, including in-licensing of products for which we pay fees, and related administrative expenses. We expect to continue to incur losses in 2003. Our revenue for the foreseeable future will be limited to our profit participation and royalty revenue, product development revenue, interest income, and other miscellaneous income.

     Currently the revenues recorded in product profit and royalty revenue consist of our profit share from net U.S. sales of CAMPATH and royalty revenue from rest of world sales. Participation from our distribution and development partner for services performed and costs incurred in connection with the development of CAMPATH for all indications are recorded as product development revenues. Indications for which the development of CAMPATH is ongoing include chronic lymphocytic leukemia (CLL), multiple sclerosis (MS) and non-Hodgkins lymphoma (NHL).

     Prior to January 1, 2002, we accounted for CAMPATH activities as follows:

•	our operating revenue included product development revenue we received from the Partnership;

•	our research and development expenses included all of the development costs for CAMPATH, which were largely offset by the revenue we received from the Partnership;

•	our portion of the profits resulting from CAMPATH sales and the other revenues and expenses of the Partnership was recorded in equity in income (loss) of joint venture.

     In November 2001, we completed an underwritten public offering of our common stock pursuant to which we sold 5.75 million shares. The number of shares sold includes the underwriters’ exercise of their overallotment option. Proceeds, net of offering costs, to us from this offering were approximately $128.9 million. The net proceeds from this offering have been and will continue to be used to fund a portion of the acquisition of Millennium’s partnership interest in the Partnership. The balance of the net proceeds will be used to expand clinical trials and preclinical research; to fund research and development programs; for potential licenses or other acquisitions of complementary technologies or products; for general corporate purposes and for working capital.

     On October 29, 2001, we entered into an agreement with Millennium Pharmaceuticals, Inc. to purchase Millennium’s 50% interest in the Partnership for a total purchase price of approximately $127.6 million based on the net present value of the required cash payments, discounted at 6.5%, our estimated incremental borrowing rate on the date of the purchase. The terms of the agreement required an initial cash payment of $20.0 million and an additional $120.0 million in scheduled payments over the following three years. The first of these scheduled payments of $40.0 million in cash was made on December 31, 2002. Additionally, $40.0 million is due in 2003 and 2004, of which $10.0 million in each of those years may be paid with our common stock, at our option and subject to certain terms and conditions. In 2003 and 2004, $20.0 million of the $40.0 million is due 45 days following the calendar quarter in which net U.S. CAMPATH sales exceed a certain level. In addition, Millennium will be entitled to royalties based upon net U.S. CAMPATH sales above certain levels in 2005 and continuing through 2008.

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

     In March 2001, we entered a definitive agreement to co-develop clofarabine, a nucleoside analog, with Bioenvision Inc. We paid $1.1 million upon execution of the agreement and may be required to make future payments in accordance with the agreement if certain drug development milestones are met. In clinical studies, clofarabine has shown promise as a potential new treatment for patients with hematological malignancies, including acute lymphocytic leukemia (ALL) and acute myelogenous leukemia (AML), and in preclinical studies, for solid tumors. We are taking the lead role in developing clofarabine in the U.S. and Canada, where we will have exclusive manufacturing and marketing rights in exchange for the afore-mentioned $1.1 million in-licensing fee, milestone payments and royalties. Bioenvision will retain the lead role in developing the compound in Europe, where it will have exclusive manufacturing and marketing rights and we will have rights to royalties.

     In February 2001, we acquired Symphar and its research platform in medicinal chemistry and nuclear receptor biology, which has led to drug candidates in several therapeutic fields, including cardiovascular and bone disease. The Symphar acquisition, combined with our preclinical signal transduction and angiogenesis inhibition programs in Boston, gives us the capability to translate early-stage research leads into clinical drug development programs. Under the terms of the agreement, we acquired Symphar for $28.9 million, including $15.0 million in cash and 521,121 shares of our common stock.

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

RESULTS OF OPERATIONS — DECEMBER 31, 2002 AND 2001

     The following discussion addresses our consolidated results of operations for 2002, 2001 and 2000 and our liquidity and capital resources. It should be read in conjunction with our Financial Statements, the Notes thereto and other financial information beginning on page F-1 of this report.

Operating Revenues

     Total revenue increased to $30.9 million in 2002, from approximately $29.2 million in 2001. The increase of approximately $1.7 million, or 6%, was largely due to product profit and royalty revenue, which is our share of CAMPATH net profits on U.S. sales and a royalty on the rest of the world sales. Product profit and royalty revenue totaled $10.8 million through December 31, 2002. Prior to January 1, 2002, our share of CAMPATH net profits on U.S. sales and royalties on the rest of the world sales was included in equity in income (losses) of joint venture. Product development revenue increased to $9.8 million through December 31, 2002 from $4.0 million through December 31, 2001, an increase of $5.8 million or 145%. This increase reflects the recognition of our revenues from our development and distribution partner, which prior to January 1, 2002 were included in equity in income (losses) of joint venture. These increases were partially offset by the decrease in revenue from our fee-for-service Contract Research Organization (CRO) business. The decrease of 63% in our CRO revenues is consistent with our plan to transition out of the fee-for-service CRO business.

Operating Expenses

     Research and Development Costs. Research and development costs increased to $46.4 million in 2002, from approximately $33.8 million in 2001. This increase of $12.6 million, or 37%, was due to increased development spending on our product candidates, particularly for clofarabine and CAMPATH.

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

     Licensing Costs. Licensing costs decreased to $5.7 million in 2002 from $10.3 million in 2001 or a decrease of $4.6 million or 45%. In 2002, licensing costs consisted primarily of a license fee expense of $4.0 million related to an exclusive, worldwide license from Knoll AG (Abbott Laboratories) for ILX-651, a synthetic pentapeptide analog of dolastatin. In 2001, licensing costs consisted of a $6.0 million expense accrual, also related to the exclusive worldwide license of ILX-651. Additionally, a payment of $1.1 million was made to Bioenvision upon our execution of a license agreement to acquire U.S. rights to clofarabine, a nucleoside analog. We may be required to make future payments in accordance with these agreements if certain drug development and time-based milestones are met.

     Selling, General and Administrative Costs. Selling, general and administrative costs increased to $11.8 million in 2002, from approximately $11.1 million in 2001. This increase of $0.7 million, or 6%, was due in part to our transition out of the fee-for-service CRO business, and the corresponding transition of our internal resources to focus on new business opportunities, build strategic relationships and develop our proprietary product candidates. The costs associated with these management and business development activities were previously included in direct costs of research services and are now reflected in general and administrative costs.

     Depreciation and Amortization. Depreciation and amortization increased to $7.4 million in 2002 from $2.4 million in 2001, an increase of $5.0 million. This increase was primarily the result of the amortization of the completed technology asset and trademark, which we obtained through the acquisition of Millennium’s interest in the Partnership on December 31, 2001. Total amortization expense related to these acquired intangible assets for the year ended December 31, 2002 was $4.8 million.

     Direct Cost of Research Services. Direct costs of research services expense decreased to $5.9 million in 2002, from $19.5 million in 2001. This decrease of $13.6 million, or 70%, is consistent with our aforementioned transition out of the fee-for-service CRO business.

     In-process Research and Development. In-process research and development was $86.1 million in 2001, due to the acquisitions of Symphar in February 2001 and Millennium’s interest in the Partnership in December 2001. The in-process research and development charge associated with the Symphar acquisition was $26.1 million, and the charge related to the acquisition of the 50% interest in the Partnership was $60.0 million.

Equity in Income (Loss) of Joint Venture

     Equity in income (loss) of joint venture was income of $3.1 million in 2001. This amount included the Company’s profit share of CAMPATH sales, which are now shown as product profit and royalty revenue. We purchased Millennium’s interest in the Partnership on December 31, 2001 and, as a result, activity related to the Partnership was included in the consolidated statement of operations of ILEX Oncology Inc. as of January 1, 2002.

Interest Income and Other, Net

     Interest income and other decreased to $7.1 million in 2002, from approximately $10.0 million in 2001, a decrease of $2.9 million, or 29%. Included in interest income and other in 2001 is the accrual of a non-cash loss on the impairment of a held-to-maturity marketable security of $435,000. In 2002, this investment was sold and we recorded a $435,000 gain. The decrease of $2.9 million is primarily attributable to a decline in interest rates throughout 2002, which offset the gain on the sale of our held-to-maturity marketable security.

Interest Expense

     Interest expense of $6.7 million relates to the imputed interest on the note to Millennium for our purchase of their interest in the Partnership. This transaction closed on December 31, 2001, and as such, a comparable amount does not exist for 2001.

Net Loss

     Net loss decreased $74.8 million in 2002, or 62%, to $46.2 million, from $121.0 million in 2001. Net loss per share decreased $3.06 per share to $1.42 per share in 2002, from $4.48 per share in 2001. Excluding in-process research and development expense, net loss increased $11.4 million, or 33%, to $46.2 million, from $34.8 million in 2001, and net loss per share increased $0.13 per share to $1.42 per share, from $1.29 per share in 2001.

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

RESULTS OF OPERATIONS — DECEMBER 31, 2001 AND 2000

Operating Revenues

     Total revenue decreased to $29.2 million in 2001, from approximately $32.8 million in 2000. The decrease of approximately $3.6 million, or 11%, was due to our decision to discontinue our fee-for-service CRO business. This decision was announced in February 2001. We expect our revenue from contract research services to further decrease as we complete our existing contracts. The increase in product development revenues of $613.0 reflects an increase in development revenue for CAMPATH in indications other than CLL.

Operating Expenses

     Research and Development Costs. Research and development costs increased to $33.8 million in 2001, from approximately $24.4 million in 2000. This increase of $9.4 million, or 39%, was due to increased development spending on our product candidates, particularly for clofarabine, Eflornithine and ILX-651. Additionally, research and development costs increased due to the acquisition of Symphar, our drug discovery research firm in Geneva, Switzerland.

     Licensing Costs. Licensing costs increased to $10.3 million in 2001 from $6.1 million in 2000 or an increase of $4.2 million or 69%. The primary reason for the increase is a license fee expense accrual of $6.2 million related to an exclusive, worldwide license from Knoll AG (Abbott Laboratories) for ILX-651, a synthetic pentapeptide analog of dolastatin. Additionally, a payment of $1.1 million was made to Bioenvision upon our execution of a license agreement to acquire U.S. rights to clofarabine a nucleoside analog.

     Selling, general and Administrative Costs. Selling, general and administrative costs increased to $11.1 million in 2001, from approximately $5.1 million in 2000. This increase of $6.0 million, or 118%, was due in part to our transition out of the fee-for-service CRO business, and the corresponding transition of our internal resources to focus on commercialization of our own products, build strategic relationships and develop our proprietary product candidates. The costs associated with these management and business development activities were previously included in direct costs of research services and are now reflected in general and administrative costs. Additionally, we incurred $1.6 million in professional and legal fees, recorded a reserve of $750.0 for office space that is no longer being utilized and, incurred a non-cash compensation charge for an employee incentive program.

     Direct Cost of Research Services. Direct costs of research services expense decreased to $19.5 million in 2001, from $25.1 million in 2000. This decrease of $5.6 million, or 22%, is attributable to the decrease in revenue from these services. Our margins have increased as a result of shifting various resources from the CRO business to our own products.

     In-process Research and Development. In process research and development increased to $86.1 million in 2001 from $14.6 million in 2000. This increase of $71.5 million was due to the acquisitions of Symphar in February 2001 and Millennium’s interest in the Partnership in December 2001. The in-process research and development charge associated with the Symphar acquisition was $26.1 million and the charge related to the acquisition of the 50% interest in the Partnership was $60.0 million.

Interest Income and Other, Net

     Net interest income and other decreased to $10.0 million in 2001, from approximately $11.7 million in 2000. This decrease of $1.7 million, or 15%, is attributable to the accrual of a non-cash loss on the impairment of a held-to-maturity marketable security of $435.0 as well as the decline in interest rates throughout 2001.

Equity in Income (Losses) of Joint Venture

     Equity in income (losses) of joint venture was income of $3.1 million in 2001, compared to a loss of $5.4 million in 2000, an improvement of $8.5 million. The income for 2001 includes pre-commercialization marketing and selling expenses incurred by the Partnership, which are offset by the Partnership’s portion of global net earnings for the year. Global net sales of CAMPATH for the year 2001 were $27.1 million.

Net Loss

     Net loss increased $82.0 million in 2001, or 210%, to $121.0 million, from $39.0 million in 2000. Net loss per share increased $2.87 per share to $4.48 per share in 2001, from $1.61 per share in 2000. Excluding in-process research and development expense, net loss increased $10.4 million, or 43%, to $34.8 million, from $24.4 million in 2000, and net loss per share increased $0.28 per share to $1.29 per share, from $1.01 per share in 2000.

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

LIQUIDITY AND CAPITAL RESOURCES

     We have historically financed our operations primarily through the sale of our capital stock, through development and licensing fee revenues provided by our collaborative partners under our collaborative agreements and through fee-for-service or participatory revenues pursuant to contracts with our CRO clients.

     At December 31, 2002, we had cash, cash equivalents, restricted investments and investments in marketable securities of $191.0 million and working capital of $109.0 million. Cash, cash equivalents, restricted investments and investments in marketable securities decreased by $87.2 million as a result of our payment of $40.0 million to Millennium on December 31, 2002 as well as development spending on our product candidates.

     In November 2001, we completed an underwritten public offering of our common stock pursuant to which we sold 5.75 million shares. The number of shares sold includes the underwriters’ exercise of their overallotment option. Proceeds, net of offering costs, to us from this offering were approximately $128.9 million. The net proceeds from this offering have been and will continue to be used to fund a portion of the acquisition of Millennium’s partnership interest in the Partnership. The balance of the net proceeds will be used to expand clinical trials and preclinical research; to fund research and development programs; for potential licenses or other acquisitions of complementary technologies or products; for general corporate purposes and for working capital.

     On October 29, 2001, we announced that we had entered into a definitive agreement to purchase Millennium’s 50% equity interest in the Partnership. The acquisition closed on December 31, 2001. We estimated the purchase price at $127.6 million based on the net present value of the required future cash payments discounted at 6.5%, our estimated incremental borrowing rate on the date of purchase. The terms of the agreement required an initial cash payment of $20.0 million and an additional $120.0 million in scheduled payments over the following three years. The first of these scheduled payments of $40.0 million in cash was made on December 31, 2002. Additionally, $40.0 million is due in 2003 and 2004, of which $10.0 million in each of those years may be paid with our common stock at our option and subject to certain terms and conditions. In 2003 and 2004, $20.0 million of the $40.0 million is due following the calendar quarter in which net U.S. CAMPATH sales exceed a certain level. In addition, Millennium will be entitled to royalties based upon net U.S. CAMPATH sales above certain levels in 2005 and continuing through 2008.

     In February 2001, we acquired Symphar and its research platform for approximately $30.0 million, including $15.0 million in cash and 521,121 shares of our common stock. The agreement specifies that, subject to the viability of performance, we agree to fund a minimum operating and capital budget between $4.0 to $5.0 million annually for each of the three years following the agreement date.

     As previously discussed, we have numerous products in our pipeline. In connection with these research and development efforts, the Company has entered into agreements with certain development partners, which generally expire over several years. The terms of these agreements require the Company to make payments in either cash or stock if certain drug development or time-based milestones are met. Total potential future commitments under these agreements are approximately $25.1 million.

     We have several noncancelable operating leases for office space, equipment and the cGMP facility. One of our operating leases is with CTRC Research Foundation, a related party. Total future commitments under these leases is $14.5 million.

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

     Our future expenditures and capital requirements will depend on numerous factors, including but not limited to, the progress of our research and development programs, the progress of our non-clinical and clinical testing, the magnitude and scope of these activities, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in or termination of existing collaborative arrangements, the ability to establish, maintain and avoid termination of collaborative arrangements and the purchase of capital equipment and acquisitions of compounds, technologies or businesses. As of December 31, 2002, we did not have any material commitments for capital expenditures.

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

ACCOUNTING PRONOUNCEMENTS

     In 2002, reimbursable out-of-pocket costs incurred related to our contract research organization (CRO) contracts were included in direct costs of research services when incurred and included in contract research services revenue when these costs were billed to the customer. The accounting for out-of-pocket costs for the year ended December 31, 2002 is in accordance with the Emerging Issues Task Force’s (EITF’s) Issue 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred". Corresponding amounts for the years ended December 31, 2001 and December 31, 2000 were reclassified to conform to the 2002 presentation.

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” This statement, which supersedes Accounting Principles Board Opinion No. 16, “Business Combinations” (APB No. 16) and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises,” requires that all business combinations be accounted for by the purchase method. SFAS No. 141 also required that acquired intangible assets should be recognized as assets apart from goodwill if they meet one of two specified criteria. Additionally, the statement adds certain disclosure requirements to those required by APB 16, including disclosure of the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. This statement is required to be applied to all business combinations initiated after June 30, 2001. As previously discussed, the Company acquired Symphar S.A. on February 13, 2001. The adoption of SFAS No. 141 requires the Company to recognize its assembled workforce as goodwill rather than an intangible asset as it does not meet the specified criteria for recognition apart from goodwill.

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather we must make an assessment of impairment by applying a fair-value-based test at least annually. This statement is effective for fiscal years beginning after December 15, 2001. Under the provisions of SFAS No. 142, the value of our goodwill is no longer subject to amortization. We have reviewed our goodwill for impairment as of December 31, 2002 and will continue to review it at least annually for impairment. The Company believes that there is no impairment of its goodwill as of December 31, 2002.

     In November 2002, the FASB issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN 45 will not have a material impact on our results of operations and financial position.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation", to provide alternate methods of transition for an entity that changes to the fair-value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require expanded and more prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation. The amendment of the annual disclosure requirements of SFAS No. 123 is effective for fiscal years ending after December 15, 2002. The Company has adopted SFAS No. 148.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

     We are exposed to some market risk through interest rates, related to our investment of our current cash, cash equivalents, restricted investments and marketable securities of approximately $191.0 million at December 31, 2002. These funds are generally invested in highly liquid treasury bills, money market accounts and corporate bonds. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short- and long-term high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 50 basis paints, we would not expect there to be a material effect on our results of operations or on our balance sheet. We have not used derivative financial instruments in its investment portfolio.

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

     Our European operations are denominated in local currency. We have unhedged transaction exposures in these currencies that are not considered material. We have not entered into any forward foreign exchange contracts for speculative, trading or other purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SCHEDULES

     The report of our Independent Public Accountants, Consolidated Financial Statements and Notes to Consolidated Financial Statements appears herein commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     A change in independent auditors from Arthur Andersen LLP to Ernst & Young LLP was reported in a Current Report on Form 8-K/A dated March 27, 2002.

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by item 10 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

     The information called for by item 11 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by item 12 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by item 13 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2003 Annual Meeting of Stockholders.

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

PART IV.

ITEM 14.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

     As of Decermber 31, 2002, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in rule 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2002.

Changes in Internal Controls.

     There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements
		Index to Financial Statements appears on Page F-1.

(b)		Reports on Form 8-K
		No reports on Form 8-K were filed in the fourth quarter of 2002.

(c)		Exhibits

Exhibit
Number	Identification of Exhibit

2.1	Plan of Merger and Acquisition Agreement dated July 16, 1999, by and among ILEX Oncology, Inc., Convergence Pharmaceuticals, Inc., Vikas Sukhatme, Raghuram Kalluri, Ralph Weichselbaum, Donald Kufe, Glenn C. Rice, and Tsuyneya Ohno (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 30, 1999)

2.2	Share Purchase Agreement between the shareholders of Symphar S.A., ILEX Oncology, Inc. and ILEX Acquisitions, Inc., effective February 13, 2001 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 28, 2001)

2.3	Purchase and Sale Agreement dated October 29, 2001 by and among ILEX Oncology, Inc., ILEX Acquisitions, Inc., Millennium Pharmaceuticals, Inc, and mHoldings Trust (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 15, 2001)

3.1	Amended and Restated Certificate of Incorporation of the Company filed May 31, 2000 (Incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed August 8, 2000)

3.2	Bylaws of the Company, as amended (Incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

4.1	Specimen of certificate representing Common Stock, $.01 par value, of the Company (Incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

4.2	Rights Agreement dated April 10, 2001 by and between ILEX Oncology, Inc. and American Stock Transfer & Trust Co. which includes as Exhibit A the Form of Certificate of Designations of Series I Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Common Stock. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed April 11, 2001)

10.1	Services Agreement dated November 18, 1994 between CTRC Research Foundation and the Company (Incorporated herein by reference to Exhibit 10.6 of the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.2	Covenant Not To Sue dated September 1995 between CTRC Research Foundation and the Company (Incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.3	Commercial Industrial Sublease Agreement between TRTF/CTRCRF Building Corporation and the Company (Incorporated herein by reference to Exhibit 10.11 of the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.4	1995 Stock Option Plan for the Company (Incorporated herein by reference to Exhibit 10.47 of the Company’s
Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.5	Second Amended and Restated 1996 Non-Employee Director Stock Option Plan for the Company (Incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed April 2, 2001)

10.6	Form of Non-Employee Director Stock Option Agreement for the Company (Incorporated herein by reference to Exhibit 10.49 to the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.7	2000 Employee Stock Compensation Plan for the Company, as amended (Incorporated herein by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed April 2, 2001)

10.8	2000 Employee Stock Purchase Plan for the Company, as amended (Incorporated herein by reference to Exhibit
10.10 of the Company’s Annual Report on Form 10-K filed April 2, 2001)

10.9	Form of Pledge Agreement between Cancer Therapy and Research Center Endowment and each of Gary V. Woods and Ruskin C. Norman, M.D. (Incorporated herein by reference to Exhibit 10.55 to the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.10	Service Agreement dated June 30, 1997, between the Company and PRN Research, Inc. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 14, 1997)

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

10.11	Drug Development and Commercialization Agreement dated March 27, 1998, between the Company and The Burnham Institute, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 15, 1998)

10.12	Office Building Lease Agreement dated April 8, 1998, between the Company and N.W.A. Limited Partnership (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 1998)

10.13	Stock Purchase Agreement dated January 22, 1999 between the Company and Eli Lilly and Company (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 17, 1999)

10.14	Registration Rights Agreement dated January 22, 1999 between the Company and Eli Lilly and Company (Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 17, 1999)

10.15	Registration Rights Agreement dated July 16, 1999 among ILEX Oncology, Inc., Vikas Sukhatme, Raghuram Kalluri, Ralph Weichselbaum, Donald Kufe, Glenn C. Rice, Tsuneya Ohno, Stephen Dolezalek, Beth Israel Deaconess Medical Center and Arch Development Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 16, 1999 and filed July 30, 1999)

10.16	Stock Purchase Agreement dated July 16, 1999 by and between ILEX Oncology, Inc. and each of the Investors (as defined therein) (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 16, 1999)

10.17†	Distribution and Development Agreement between Millennium & ILEX Partners, L.P. and Schering AG dated August 24, 1999 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed September 21, 1999)

10.18	Letter agreement dated September 9, 1999, between the Company and Al J. Jecminek (Incorporated herein by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.19	Form of Purchase Agreement between ILEX Oncology, Inc. and each Purchaser (Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 dated March 8, 2000 (Registration No. 333-32000))

10.20	Office Lease Agreement dated July 14, 2000, between Orion Fountainhead Two Partners, Ltd., and ILEX Oncology, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2000)

10.21	Consulting Services Agreement dated July 1, 1997, between the Company and Daniel D. Von Hoff, M.D. (Incorporated herein by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.22†	Supply Agreement dated as of June 4, 1999 between Millennium & ILEX Partners, L.P. (formerly L&I Partners, L.P.) and Boehringer Ingelheim Pharma KG. (Incorporated herein by reference to Exhibit 10.25 to the Millennium Pharmaceuticals, Inc. 10-K for the fiscal year ending December 31, 1999)

10.23†	License Agreement, dated May 2, 1997, between Millennium & ILEX Partners, L.P. (formerly L&I Partners, L.P.) and Millennium Pharmaceuticals, Inc (as successor to LeukoSite, Inc.). (Incorporated by reference to Exhibit 10.17(b) to LeukoSite, Inc.’s Registration Statement on Form S-1 (No. 333-30213) filed June 27, 1997)

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

10.24†	First Amended and Restated Agreement of Limited Partnership of Millennium & ILEX Partners L.P. (formerly L&I Partners, L.P.) (Incorporated herein by reference to Exhibit 10.26 to the Millennium Pharmaceuticals, Inc. 10-K for the fiscal year ending December 31, 2000).

10.25	Investor Rights Agreement dated February 13, 2001 among ILEX Oncology, Inc., Valorous Trading PTE Ltd., Craig Bentzen, Jean-Charles Roguet, Mong Lan Nguyen and Eric Neissor. (Incorporated herein by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed February 28, 2001)

10.26	2001 UK Employee Stock Compensation Plan (Incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.27	Severance agreement between ILEX Oncology, Inc. and Richard L. Love dated December 31, 2001 (Incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.28	Employment agreement dated January 1, 2002, between the Company and Jeffrey H. Buchalter (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2002)

11.1*	Computation of Earnings Per Share

21.1	Subsidiaries of the Company

	Place of	Names Under Which
Name	Incorporation	Doing Business

ILEX Oncology Services, Inc.	Delaware	ILEX Oncology Services, Inc.
ILEX Products, Inc.	Delaware	ILEX Products, Inc.
ILEX Services Limited	United Kingdom	ILEX Services Limited
ILEX Oncology Research, Sarl	Geneva, Switzerland	ILEX Oncology Research, Sarl
ILEX Acquisitions, Inc.	Delaware	ILEX Acquisitions, Inc.
ILEX Pharmaceuticals, L.P.	Delaware	ILEX Pharmaceuticals, L.P.
ILEX Pharmaceuticals, Ltd.	United Kingdom	ILEX Pharmaceutical, Ltd.

23.1*	Consent of Ernst & Young LLP

23.2*	Information regarding consent of Arthur Andersen LLP

*	Filed herewith.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Antonio, Texas, on March 14, 2003.

ILEX ONCOLOGY, INC

By:	/s/ Jeffrey H. Buchalter

Jeffrey H. Buchalter President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark P. Mellin

Mark P. Mellin Senior Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)

Pursuant to the requirements of Section 13 of 15(d) of the Securities Act of 1934, this report has been signed below on March 14, 2003 by the following persons in the capacities indicated.

Signature	Title

/s/ Gary V. Woods

Gary V. Woods	Director, Chairman of the Board

/s/ Joy A. Amundson

Joy A. Amundson	Director

/s/ Joseph S. Bailes, M.D.

Joseph S. Bailes, M.D.	Director

/s/ Jason S. Fisherman, M.D.

Jason S. Fisherman, M.D.	Director

/s/ Richard L. Love

Richard L. Love	Director

/s/ Ruskin C. Norman, M.D.

Ruskin C. Norman, M.D.	Director

/s/ Daniel D. Von Hoff, M.D.

Daniel D. Von Hoff, M.D.	Director

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

CERTIFICATIONS

I, Jeffrey H. Buchalter, certify that:

1.     I have reviewed this annual report on Form 10-K of ILEX Oncology, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ Jeffery H. Buchalter

Jeffrey H. Buchalter
President and Chief Executive Officer
(Principal Executive Officer)

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

CERTIFICATIONS

I, Mark P. Mellin, certify that:

1.     I have reviewed this annual report on Form 10-K of ILEX Oncology, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ Mark P. Mellin

Mark P. Mellin
Senior Vice President and Chief Financial Officer
(Chief Financial and Accounting Officer)

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of ILEX Oncology, Inc. and Subsidiaries:

We have audited the consolidated balance sheet of ILEX Oncology Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of ILEX Oncology Inc. and subsidiaries as of December 31, 2001 and 2000, and for the years then ended were audited by other auditors who have ceased operations and whose report dated February 25, 2002 expressed an unqualified opinion on those statements before the reclassification adjustments and conforming disclosures described in Note 2.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of ILEX Oncology, Inc. and subsidiaries at December 31, 2002 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, in 2002 the company adopted Statement of Financial Accounting Standards No. 42, "Goodwill and other Intangible Assets."

As discussed above, the consolidated financial statements of ILEX Oncology Inc. and subsidiaries as of December 31, 2001 and 2000, and for the years then ended were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised. We audited the reclassification adjustments and conforming disclosures described in Note 2 that were applied to revise the 2001 and 2000 financial statements. In our opinion, such reclassification adjustments and conforming disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such reclassification adjustments and conforming disclosures and, accordingly, we do express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/ Ernst & Young LLP

San Antonio, Texas
January 23, 2003

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ILEX Oncology, Inc.:

We have audited the accompanying consolidated balance sheets of ILEX Oncology, Inc. (a Delaware corporation), and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP
San Antonio, Texas
February 25, 2002

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH ILEX ONCOLOGY, INC.’S FITTING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K. SEE EXHIBIT 23.2 FOR FURTHER DISCUSSION.

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31

ASSETS	2002	2001

CURRENT ASSETS:
Cash and cash equivalents	$29,679	$84,518
Investments in marketable securities	123,591	74,999
Restricted investments	976	1,331
Accounts receivable, net of allowance for doubtful accounts of $30 and $164 in 2002 and 2001, respectively
Billed	683	4,858
Unbilled	188	612
Employee	154	194
Other	390	772
Accounts receivable — Schering AG	4,701	3,760
Interest receivable	3,110	3,966
Prepaid expenses and other	2,273	2,069

Total current assets	165,745	177,079

NON-CURRENT ASSETS:
Investments in marketable securities	34,737	114,619
Restricted investments	2,017	2,779
Completed technology asset, net of accumulated amortization of $4,629 in 2002	60,171	64,800
Trademark, net of accumulated amortization of $200 in 2002	2,600	2,800
Goodwill, net of accumulated amortization of $87 in 2002 and 2001	213	213
Other assets	283	509

	100,021	185,720

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation of $7,950 and $5,669 in 2002 and 2001, respectively	5,140	6,108

Total assets	$270,906	$368,907

The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share amounts)

	December 31

LIABILITIES AND STOCKHOLDERS' EQUITY	2002	2001

CURRENT LIABILITIES:
Accounts payable-
Related parties	$136	$35
Other	8,214	16,688
Accrued subcontractor costs-
Related parties	455	337
Other	1,684	2,302
Accrued liabilities	4,694	4,951
Deferred revenue	879	2,537
Advances from Schering AG	2,577	7,704
Note payable	38,099	37,559

Total current liabilities	56,738	72,113

NON-CURRENT LIABILITIES:
Deferred revenue	—	1,103
Note payable	36,155	70,041
Advances from Schering AG	—	2,726
Other non-current liabilities	771	1,896

Total non-current liabilities	36,926	75,766

Total liabilities	93,664	147,879

COMMITMENTS AND CONTINGENCIES (see Note 15)

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 32,546,890 and 32,316,829 shares issued and 32,529,282 and 32,303,284 outstanding in 2002 and 2001, respectively	326	323
Additional paid-in capital	460,014	458,171
Accumulated deficit	(283,430)	(237,274)
Accumulated other comprehensive income (loss)	332	(192)

Total stockholders’ equity	177,242	221,028

Total liabilities and stockholders’ equity	$270,906	$368,907

The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31

	2002	2001	2000

REVENUE:
Product profit and royalty	$10,843	$—	$—
Product development	9,786	3,994	3,381
Contract research services	9,400	25,178	29,407
Other	872	—	—

Total revenue	30,901	29,172	32,788

OPERATING EXPENSES:
Research and development costs	46,449	33,798	24,419
Licensing costs	5,657	10,281	6,116
Selling, general and administrative	11,805	11,052	5,061
Direct costs of research services	5,897	19,535	25,123
Depreciation & amortization	7,390	2,415	2,507
In-process research and development	—	86,112	14,562

Total operating expenses	77,198	163,193	77,788

OPERATING LOSS	(46,297)	(134,021)	(45,000)
OTHER INCOME (EXPENSE):
Interest income and other, net	7,084	9,995	11,747
Interest expense	(6,654)	—	—
Equity in income (loss) of joint venture	—	3,094	(5,370)
Minority interest in consolidated subsidiary	—	—	(262)

LOSS BEFORE INCOME TAXES	(45,867)	(120,932)	(38,885)
Provision for foreign income taxes	(289)	(22)	(97)

NET LOSS	$(46,156)	$(120,954)	$(38,982)

BASIC AND DILUTED NET LOSS PER SHARE	$(1.42)	$(4.48)	$(1.61)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING	32,476	27,011	24,285

The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

CONSOLIDATED STATEMENTS OF STOCKHODLERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except shares)

	Common Stock
							Accumulated
		$0.01	Additional				Other
		Par	Paid-In	Deferred	Treasury	Accumulated	Comprehensive
	Shares	Value	Capital	Compensation	Stock	Deficit	Income (Loss)	Total

BALANCES, December 31, 1999	21,551,425	$216	$163,821	$(1,603)	$(517)	$(77,338)	$—	$84,579
Net loss	—	—	—	—	—	(38,982)	—	(38,982)
Foreign currency translation	—	—	—	—	—	—	(103)	(103)

Comprehensive loss								(39,085)

Exercise of stock options and warrants	418,787	4	1,975	—	—	—	—	1,979
Non-cash compensation expense	—	—	206	—	—	—	—	206
Options issued for consulting agreements	—	—	(381)	1,603	—	—	—	1,222
Issuance of common shares in private placement, net of issuance costs	3,000,000	30	127,190	—	—	—	—	127,220
Conversion of subsidiary’s preferred shares to common stock	290,867	3	4,997	—	—	—	—	5,000
Issuance of common shares for achievement of development milestone	500,000	5	14,557	—	—	—	—	14,562
Issuance of common shares for Employee Stock Purchase Plan	15,164	—	322	—	—	—	—	322

BALANCES, December 31, 2000	25,776,243	258	312,687	—	(517)	(116,320)	(103)	196,005
Net loss	—	—	—	—	—	(120,954)	—	(120,954)
Foreign currency translation	—	—	—	—	—	—	(89)	(89)

Comprehensive loss								(121,043)

Issuance of common shares for acquisition of company	521,121	5	13,902	—	—	—	—	13,907
Issuance of common shares for employee stock purchase plan	23,148	—	491	—	—	—	—	491
Exercise of stock options and warrants	246,317	2	2,494	—	—	—	—	2,496
Non-cash compensation expense	—	—	266	—	—	—	—	266
Issuance of common shares in secondary offering, net of issuance costs	5,750,000	58	128,331	—	517	—	—	128,906

BALANCES, December 31, 2001	32,316,829	323	458,171	—	—	(237,274)	(192)	221,028
Net loss	—	—	—	—	—	(46,156)	—	(46,156)
Foreign currency translation	—	—	—	—	—	—	524	524

Comprehensive loss								(45,632)

Issuance of common shares for employee stock purchase plan	30,576	1	270	—	—	—	—	271
Exercise of stock options	199,485	2	1,573	—	—	—	—	1,575

BALANCES, December 31, 2002	32,546,890	$326	$460,014	$—	$—	$(283,430)	$332	$177,242

The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,156)	$(120,954)	$(38,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,390	2,415	2,507
In-process research and development	—	86,112	14,562
Net activity of research and development partnerships and contract research affiliate	—	(3,955)	4,570
Deferred income taxes	—	(73)	—
Minority interest in consolidated subsidiary	—	—	262
Deferred compensation expense for consultants’ options	—	—	1,222
Non-cash compensation expense	—	266	206
Bad debt provision	(134)	(180)	203
(Gain) Loss on investment in marketable securities	(435)	435	—
Loss on disposal of property and equipment	67	173	134
Changes in operating assets and liabilities:
Decrease (increase) in receivables, net	5,070	3,107	(4,310)
Increase in prepaid expenses and other	(204)	(640)	(590)
Decrease (increase) in other non-current assets	226	(261)	(106)
(Decrease) increase in accounts payable and accrued liabilities	(13,714)	7,924	5,214
(Decrease) increase in accrued subcontractor costs	(500)	(220)	207
(Decrease) increase in deferred revenue	(2,761)	(2,085)	2,816
Increase in interest on note payable	4,324	—	—
(Decrease) increase in other non-current liabilities	(3,816)	281	876

Net cash used in operating activities	(50,643)	(27,655)	(11,209)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net activity of marketable securities’ transactions	31,725	(10,180)	(135,899)
Net activity in restricted investments	1,117	690	(3,125)
Purchase of property and equipment	(1,680)	(1,992)	(4,013)
Advances to joint venture	—	(3,369)	—
Proceeds from sale of property and equipment	124	59	—
Acquisitions, net of cash acquired	—	(22,875)	(136)

Net cash provided by (used in) investing activities	31,286	(37,667)	(143,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash, net of issuance costs	—	128,906	127,220
Exercise of stock options and warrants	1,575	2,496	1,979
Issuance of common stock for employee stock purchase plan	271	491	322
Payment of cash dividends on subsidiary’s preferred stock	—	—	(344)
Principal payments for capital lease obligations	(78)	(78)	(80)
Principal payment on note payable	(37,670)	—	—

Net cash (used in) provided by financing activities	(35,902)	131,815	129,097

Effect of Exchange Rate Changes on Cash and Cash Equivalents	420	(74)	(93)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(54,839)	$66,419	$(25,378)
CASH AND CASH EQUIVALENTS, beginning of year	84,518	18,099	43,477

CASH AND CASH EQUIVALENTS, end of year	$29,679	$84,518	$18,099

The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share information, per share information or as otherwise indicated)

1.     ORGANIZATION AND OPERATIONS

ILEX Oncology, Inc. was incorporated in December 1993 under the laws of the State of Delaware and is a biopharmaceutical company that is focused on oncology through its subsidiaries: ILEX Products, Inc. and its subsidiaries (ILEX Products) and ILEX Oncology Services, Inc. and its subsidiaries (ILEX Services). ILEX Products is focused in the areas of identification, development, manufacturing and regulatory approval of oncology compounds to develop cancer therapeutics and build a product platform focused primarily on oncology. ILEX Services manages the clinical trials for oncology products being developed by other companies. In 2001, the Company announced its intention to transition out of the fee-for-service contract research organization (CRO) business conducted by ILEX Services.

In July 1999, the Company acquired Convergence Pharmaceuticals, Inc. (Convergence), a Boston, Massachusetts company, and its portfolio of angiogenesis inhibitors. In March 2000, ILEX Services, Inc. signed a multi-year services agreement with British Biotech plc (British Biotech) to provide contracted drug development services to complete the ongoing clinical development of British Biotech’s drug, marimastat, in North America. In February 2001, the Company purchased Symphar S.A. (Symphar), now ILEX Oncology Research Sarl (Research Sarl), a research firm located in Geneva, Switzerland. Additionally, in December of 2001, the Company acquired Millennium Pharmaceuticals, Inc.’s (Millennium) 50% equity interest in ILEX Pharmaceuticals, L.P., formerly known as Millennium & ILEX Partners, L.P (the Partnership). ILEX now owns 100% of the Partnership, now known as ILEX Pharmaceuticals, L.P. See Note 6 for further details regarding these acquisitions.

The accompanying consolidated financial statements include the accounts of ILEX Oncology, Inc., and its subsidiaries (collectively, the Company or ILEX). All significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the 2002 presentation.

The Company has one marketed product, CAMPATH®, which was developed within the Partnership. In August 1999, the Partnership granted Schering AG (Schering) exclusive distribution and marketing rights to CAMPATH in the United States, Europe and the rest of the world, other than Japan and East Asia. CAMPATH was approved for marketing in the United States by the Food and Drug Administration in May 2001. Berlex Laboratories, Inc., (Berlex) the U.S. affiliate of Schering AG, is marketing CAMPATH in the United States. Sales of CAMPATH began in the United States in May 2001. In February 2003, Schering AG obtained marketing and distribution rights to CAMPATH in Japan and the Asian Pacific Basin from ILEX.

The European Commission issued marketing authorization for MABCAMPATH®, the trade name for CAMPATH in Europe, in July 2001. Under this authorization, the Partnership has the right to market MABCAMPATH in the United Kingdom and 24 other non-U.S. countries. Schering AG began selling MABCAMPATH in Europe in August 2001.

Additionally, the Company has other drugs in clinical development and several product candidates in late preclinical research. All product rights are either acquired or in-licensed. The Company has not generated any revenues from product sales of these other drugs to date, and there can be no assurance that revenues from product sales will be achieved. The Company has incurred net losses to date and its ability to achieve a profitable level of operations in the future will depend in large part on the ability to complete development of its compounds; obtain regulatory approvals for such compounds; commercialize these potential products through marketing agreements with other companies or, if the Company chooses, market such compounds independently; successfully manufacture such compounds; and achieve market acceptance of such compounds. There can be no assurance that the Company will be successful in developing such compounds, obtaining such approvals, bringing such compounds to market, developing sales, marketing or distribution capabilities, manufacturing such products or generating market acceptance.

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

The Company expects that its current funds will be adequate to cover all of its obligations for at least the next year. Until the business can generate sufficient levels of cash from product sales, the Company expects to continue to finance its operations through existing cash, revenues from collaborative relationships and proceeds from the sale of equity securities.

2.     SIGNIFICANT ACCOUNTING POLICIES

Reclassifications and Conforming Disclosures

In 2002, reimbursable out-of-pocket costs incurred related to CRO contracts were included in direct costs of research services and contract research service revenues when incurred. The accounting for out-of-pocket costs for the year ended December 31, 2002 is in accordance with the Emerging Issues Task Force’s (EITF’s) Issue 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred". Corresponding amounts for the years ended December 31, 2001 and December 31, 2000, as set forth in the table below, were reclassified to conform to the 2002 presentation.

	Year Ended December 31,

	2001	2000

Increase in contract research services revenues	$4,528	$5,203
Increase in direct cost of research services	(4,528)	(5,203)

Impact on net loss	$—	$—

Depreciation has been reclassified to be presented separately on the face of the 2001 and 2000 statements of operations. Depreciation expense was included in the selling, general and administrative line item in the 2001 and 2000 statements of operations.

Value-added taxes of $136.0 related to the Company’s sales of CAMPATH in the European Union in 2001 have been reclassified as of December 31, 2001 from accounts receivable — other to accounts receivable — Schering AG.

Reclassifications were made to the 2001 and 2000 statements of cash flows to conform to the 2002 presentation.

As disclosed in Note 14, certain conforming disclosures of 2001 and 2000 amounts regarding income taxes have been provided.

Revenue Recognition.

Product profit and royalty — These revenues represent the Company’s profit share resulting from net sales of CAMPATH and the royalties earned from sales of CAMPATH in the rest of world. The Company’s profit share from net U.S. sales is calculated after deducting the manufacturing, marketing, selling and distribution expenses incurred by Berlex. Product profit and royalty revenues are recognized when the CAMPATH sale to the customer occurs.

Product development — These revenues represent amounts received from the Company’s distribution and development partner resulting from a portion of the costs incurred and services provided by the Company for the development of CAMPATH for chronic lymphocytic leukemia (CLL), multiple sclerosis (MS) and non-Hodgkin’s lymphoma (NHL).

Contract research services — Revenues from contract research services are related to both fixed-price and hourly-based customer contracts and are recognized on a percentage-of-completion basis or as such services are performed. Reimbursable out-of-pocket costs incurred related to such contracts are included in direct costs of research services and contract research service revenues when incurred.

Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents.

Restricted Investments. In connection with the lease of the Company’s corporate headquarters, the Company maintains a letter of credit, with the lessor as beneficiary, in the amount of $2.2 million. The loan is 105% collateralized with $2.3 million in cash. The letter of credit is reduced by $325.0 each year, which is included in the current portion of restricted investments on the Company’s consolidated balance sheets. The remainder of the collateral is included in the noncurrent portion of restricted investments on

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

the Company’s consolidated balance sheets (see Note 13). Also included in the current portion of restricted investments is the Company’s guarantee of a line of credit for a site management organization. The Company maintained $651.0 in securities as collateral for this guarantee as of December 31, 2002 (see Note 15).

Current Assets and Current Liabilities. The carrying value of current assets and current liabilities, excluding investments in marketable securities, approximates fair value due to the short maturity of these items.

Investments in Marketable Securities. At December 31, 2002 and 2001, marketable securities have been categorized as held to maturity and are stated at amortized cost, as these securities have staggered maturity dates, and management of the Company does not intend to liquidate these securities before maturity. Marketable securities with an original maturity of less than one year are classified on the balance sheet as current assets, while securities with a maturity of greater than one year are classified as non-current assets. The fair value of marketable securities is based on currently published market quotations (see Note 3).

Intangible Assets. Amounts recorded as the Company’s completed technology and trademark assets are based upon an independent appraisal of the estimated timing and amount of revenue to be generated from sales of CAMPATH.

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

Office equipment and furniture	3 – 10 years
Lab equipment	5 – 10 years
Leasehold improvements	2 – 15 years
Leased equipment	2 – 3 years

Deferred Revenue. Deferred revenue represents advances for services not yet rendered under contract research services and billings in excess of revenue recognized, and should be realized within the next year.

Credit Risk, Major Customer and Supplier. The Company places its excess temporary cash and cash equivalents in a money market account with high quality financial institutions. At times, such amounts may be in excess of the Federal Deposit Insurance Corporation’s insurance limit as well as the Securities Investor Protection Corporation’s limit. The Company’s accounts receivable are primarily from pharmaceutical and biotechnology companies. Based on the Company’s evaluation of the collectibility of these accounts receivable, an allowance for doubtful accounts of $30.1 and $164.0 was necessary at December 31, 2002 and 2001, respectively. The Company believes the exposure to credit risk related to the remaining accounts receivable is minimal.

For the years ended December 31, 2002, 2001 and 2000, the Company’s top five customers accounted for 23%, 50% and 50% of total revenue, respectively. The following table represents total revenue in excess of 10% from significant customers:

December 31, 2002		December 31, 2001		December 31, 2000

$3,037	10%	$4,141	14%	$4,818	15%
		3,376	12%
		3,361	12%

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

Depreciation and Amortization. In connection with the acquisition of Millennium’s interest in the Partnership, the Company recorded intangible assets of $67.6 million as of December 31, 2001. These intangible assets have been amortized throughout the year ended December 31, 2002 based on a useful life of 14 years. Prior to January 1, 2002, depreciation expense was included in selling, general and administrative expenses on the Company’s consolidated statement of operations. For the year ended December 31, 2002, depreciation and amortization expenses are stated separately on the Company’s consolidated statement of operations. Corresponding amounts for the years ended December 31, 2001 and 2000 have been reclassified to conform to the 2002 presentation.

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

Interest income and other, net. Included in 2001 interest income and other, net is $435.0 related to the accrual of a non-cash loss on the impairment of a held to maturity marketable security. In 2002, the Company sold this investment and recorded a gain of $435.0, as the market value of the security had recovered. The gain is included in interest income and other, net on the Company’s 2002 consolidated statement of operations as of December 31, 2002.

Income Taxes. The Company accounts for income taxes using the liability method. Under the liability method, deferred income taxes are recognized for the future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company has incurred losses since inception for both book and tax purposes. The tax provisions recorded in 2002, 2001 and 2000 relate to amounts accrued for the Company’s wholly owned subsidiaries which operate in the United Kingdom and Switzerland.

Stock-Based Compensation. The Company uses the intrinsic value method in accounting for its stock option plans. No compensation costs have been recognized in the financial statements for these plans (see Note 9). Had compensation cost for the Company’s stock- based employee compensation plans been determined based upon a fair value method consistent with Statements of Financial Accounting Standards (SFAS) No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

		December 31

		2002		2001	2000

Net loss	As reported	$	(46,156)	$(120,954)	$(38,982)
	Fair value compensation cost		(8,168)	(8,024)	(6,353)

	Pro forma		$(54,324)	$(128,978)	$(45,335)
Loss per share basic and diluted	As reported		$(1.42)	$(4.48)	$(1.61)
	Fair value compensation cost		(.25)	(.30)	(.26)
	Pro forma		$(1.67)	$(4.78)	$(1.87)

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

Statement of Cash Flows. Noncash financing and investing activities for the years ended December 31, 2002, 2001 and 2000, include the following:

	2002	2001	2000

Conversion of subsidiary’s preferred stock into common stock	$—	$—	$5,000
Purchase of equipment under capital leases	—	—	273
Cashless exercise of warrants	—	—	2
Issuance of common stock for acquisitions	—	13,907	—
Assets acquired in acquisitions	—	72,449	—
Liabilities assumed in acquisitions	—	14,179	—
Liability incurred in connection with acquisition	—	107,600	—

Supplemental disclosures of cash flow information for the years ended December 31, 2002, 2001 and 2000, include the following:

	2002	2001	2000

Cash paid during the year for-
Interest	$2,340	$17	$2
Foreign income taxes	70	93	98

Foreign Currency Translation. The Company has wholly owned subsidiaries based in the United Kingdom and Switzerland. The financial statements of these subsidiaries were prepared in British pounds and Swiss francs, respectively, and translated to United States (U.S.) dollars based on the current exchange rate at the end of the period for the assets and liabilities and a monthly weighted-average rate for the period in the statements of operations. Such translation adjustments are included in other comprehensive income or loss. Gains or losses on foreign currency transactions are included in interest income and other for Services Ltd. and Research Sarl.

Net Loss Per Share. Basic net loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted net loss per share is equal to basic net loss per share, as the effect of all common stock equivalents is antidilutive.

Business Segments. SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information” (SFAS No. 131) establishes standards for the way publicly traded business enterprises report information about operating segments in annual financial statements. SFAS No. 131 also establishes standards for related disclosures about products, services, geographic areas and major customers. In February 2001, the Company announced its intent to transition out of the fee-for-service CRO business, operated by Services, and focus its in-house drug development capabilities on its own proprietary products, including those being jointly developed with partners. As a result of the Company’s transition out of the fee-for-service CRO business, and subsequent transition of certain Services’ employees to the Company’s own products, it no longer operates in two distinct segments.

Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations.” This statement, which supersedes Accounting Principles Board Opinion No. 16, “Business Combinations” (APB No. 16) and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises,” requires that all business combinations be accounted for by the purchase method. SFAS No. 141 also requires that acquired intangible assets should be recognized as assets apart from goodwill if they meet one of two specified criteria. Additionally, the statement adds certain disclosure requirements to those required by APB 16, including disclosure of the primary reasons for the business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. This statement is required to be applied to all business combinations initiated after June 30, 2001. As previously discussed, the Company acquired Symphar S.A. on February 13, 2001. The adoption of SFAS No. 141 requires the Company to recognize its assembled

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

workforce as goodwill rather than an intangible asset as it does not meet the specified criteria for recognition apart from goodwill.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather the Company must make an assessment of impairment by applying a fair-value-based test at least annually. This statement is effective for fiscal years beginning after December 15, 2001. Under the provisions of SFAS No. 142, the value of the Company’s goodwill, previously referred to as the assembled workforce, is longer subject to amortization. The Company’s goodwill has been reviewed as of December 31, 2002 and will continue to be reviewed at least annually for impairment. The Company believes that there is no impairment of their goodwill as of December 31, 2002. The following table shows the pro forma effect of the adoption of SFAS No. 142 on the Company’s net loss for the year ended December 31, 2001 as if the adoption had occurred on January 1, 2001:

Year Ended
December 31, 2001

Net loss, as reported	$(120,954)
Amortization	87

Pro forma net loss	$(120,867)

Basic and diluted pro forma net loss per share	$(4.47)

In connection with the Company’s December 31, 2001 acquisition of Millennium’s interest in the Partnership, the Company recorded intangible assets classified as completed technology and a trademark in the amounts of $64.8 million and $2.8 million, respectively. These intangible assets are being amortized using the straight-line method over 14 years. As of December 31, 2002, the Company had accumulated amortization of $4.8 million related to these assets. The following table shows the estimated amortization expense, in total for both the completed technology and trademark, to be incurred for each of the next five years:

Year ended	Estimated amortization
December 31,	expense

2003	$4,829
2004	4,829
2005	4,829
2006	4,829
2007	4,829

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation", to provide alternate methods of transition for an entity that changes to the fair-value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require expanded and more prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation. The amendment of the annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The Company has included the amended disclosure requirement of SFAS No. 148 in the above discussion of “Stock Based Compensation”. with the amended disclosure requirements of SFAS No. 148 in the above discussion of "Stock Based Compensation."

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

3.     INVESTMENTS IN MARKETABLE SECURITIES

Securities held to maturity at December 31, 2002 are summarized as follows:

		Gross Unrealized	Gross Unrealized
	Book Value	Gains	Losses	Fair Value

Asset-backed securities:
One year or less	$26,093	$291	$—	$26,384
Government/Agency securities:
One year or less	2,000	41	—	2,041
> 1 year and less than 2 years	8,000	36	—	8,036
Municipal bonds:
One year or less	1,450	4	—	1,454
Corporate securities:
One year or less	94,048	762	(59)	94,751
> 1 year and less than 2 years	26,737	440	—	27,177

Total securities held to maturity at December 31, 2002	$158,328	$1,574	$(59)	$159,843

Securities held to maturity at December 31, 2001 are summarized as follows:

		Gross Unrealized	Gross Unrealized
	Book Value	Gains	Losses	Fair Value

Asset-backed securities:
One year or less	$27,966	$192	$(2)	$28,156
> 1 year and less than 5 years	23,921	2	(282)	23,641
Government/Agency securities:
> 1 year and less than 5 years	9,500	12	(19)	9,493
Municipal bonds:
One year or less	2,000	—	—	2,000
> 1 year and less than 5 years	1,449	—	(4)	1,445
Foreign government securities:
One year or less	1,281	3	—	1,284
Corporate securities:
One year or less	43,752	778	(3)	44,527
> 1 year less than 5 years	79,749	192	(372)	79,569

Total securities held to maturity at December 31, 2001	$189,618	$1,179	$(682)	$190,115

During 2002, the Company received cash proceeds of approximately $8.2 million from the sale of five securities, classified as held-to-maturity securities, with a book value of approximately $8.1 million prior to their stated maturities resulting in a net gain of $14.8. The gain on the sale of these investments is included in interest income and other, net on the Company’s consolidated statement of operations for the year ended December 31, 2002. The decision to sell these securities was based upon the decline in the securities’ credit ratings. Due to that decline, the securities no longer conformed to the Company’s investment policy. The Company has no securities with a maturity dates greater than two years.

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

4.     ILEX PHARMACEUTICALS, L.P.

In May 1997, the Company entered into an agreement with LeukoSite, Inc., now Millennium, for an equally owned joint venture, L&I Partners, L.P., for research collaboration endeavors. In March 2000, the joint venture changed its name to Millennium & ILEX Partners, L.P. The Company historically accounted for its investment in the Partnership using the equity method of accounting. The Company entered in to an agreement to purchase Millennium’s interest in the Partnership on October 29, 2001 and the transaction was completed on December 31, 2001. Accordingly, the balance sheet of the Partnership has been consolidated as of December 31, 2001 (see Note 6).

In August 1999, the Partnership entered into an agreement (distribution agreement), which grants Schering AG exclusive marketing and distribution rights to CAMPATH in the U.S., Europe and the rest of the world except Japan and the Asian Pacific Basin, where ILEX had retained rights. In February 2003, Schering AG obtained the marketing and distribution rights to CAMPATH in Japan and the Asian Pacific Basin from ILEX. The distribution agreement provides that Schering AG advance up to $30.0 million to the Partnership for the rights to CAMPATH and for the achievement of certain regulatory milestones. Profits from the sale of CAMPATH in the U.S. were historically shared equally among ILEX, Millennium and Berlex. For sales made outside the U.S., Schering AG makes royalty payments to the Partnership approximately equivalent to the rate of profit sharing in the U.S.

The distribution agreement provides for interest bearing (prime rate plus 1%) advances to the Partnership of up to $30.0 million in up-front and milestone payments. The Partnership has received the entire $30.0 million. These proceeds were initially recorded as a liability on the Partnership’s balance sheet described as “Advances from Schering AG”. In accordance with the distribution agreement, the Partnership records development revenues and reduces the advance balance for qualified development expenses which it incurs. For development expenses incurred in CLL, the Partnership recognizes revenues and reduces the advance balance at an amount equal to 110% of those expenses. For development expenses incurred in MS and NHL, the Partnership again recognizes revenues at 110% of the expenses incurred, however only 77% reduces the advance balance, while the remaining 33% generates an additional receivable from Schering AG. As of December 31, 2002, the remaining advance balance from Schering AG is $2.6 million.

The following is summarized financial information for the Partnership before its consolidation with the Company:

Summarized Income Statement Information

	2001	2000

Revenue	$18,072	$9,670
Operating expenses	11,414	19,694

Operating income (loss)	6,658	(10,024)
Net income (loss)	$6,188	$(10,740)

On December 31, 2001, the Company purchased Millennium’s 50% interest in the Partnership for a total purchase price of approximately $127.6 million (see Note 6). The Partnership assets and liabilities are included in the Company’s consolidated financial statements, net of any intercompany eliminations as of December 31, 2001.

5.     PROPERTY AND EQUIPMENT

During 2002 and 2001, the Company disposed of certain office furniture and equipment with a cost of $482.0 and $716.0, respectively, and a net book value of approximately $128.0 and $232.0. Net loss for the years ended December 31, 2002, 2001 and 2000 includes a loss of $67.0 and $173.0 and $134.0, respectively, resulting from the disposition of furniture and equipment and has been included in operating expenses of the Company. Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $2.6 million, $2.4 million and $2.5 million, respectively. Property and equipment are composed of the following:

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

	December 31,

	2002	2001

Office equipment and furniture	$8,455	$7,259
Lab equipment	3,145	3,008
Leased equipment	216	273
Leasehold improvements	1,274	1,237

	13,090	11,777
Accumulated depreciation and amortization	(7,950)	(5,669)

Net property and equipment	$5,140	$6,108

6.     MERGERS AND ACQUISITIONS

The Partnership

On October 29, 2001, the Company announced that it had entered into a definitive agreement to purchase Millennium’s 50% equity interest in the Partnership. The acquisition closed on December 31, 2001. The terms of the agreement included an initial cash payment of $20.0 million and an additional $120.0 million in scheduled payments. The first payment of $40.0 million was made on December 31, 2002. Additionally, $40.0 million is due in 2003 and 2004, of which $10.0 million in each of those years may be paid with the Company’s common stock, subject to certain terms and conditions and at the option of the Company. In 2003 and 2004, $20.0 million of the $40.0 million annual payment is due 45 days after the end of the calendar quarter in which net U.S. CAMPATH sales exceed a certain level. In addition, Millennium will be entitled to royalty payments based on net U.S. CAMPATH sales above certain levels in 2005 and continuing through 2008. ILEX estimated the purchase price at $127.6 million based on the net present value of the cash payments discounted at approximately 6.5%, the Company’s estimated incremental borrowing rate. The purchase price was allocated to the assets purchased and in-process research and development costs based upon their respective fair values. The purchase price was allocated as follows:

Completed technology asset	$64,800
Trademark	2,800
In-process research and development	60,000

Total purchase price	$127,600

The purchase price was arrived at through negotiations between the Company and Millennium and was based on a variety of factors, including but not limited to the prospect for commercializing certain of the assets of the Partnership.

The Company has recorded a completed technology asset and a trademark asset in the amounts of $64.8 million and $2.8 million, respectively. These intangible assets are being amortized over 14 years. In connection with the purchase, the Company acquired additional assets of $14.2 million and additional liabilities of $13.7 million.

In connection with the purchase price allocation, $60.0 million was expensed as a charge for the purchase of in-process research and development. The Company allocated values to the in-process research and development based on an independent appraisal of the research and development projects. The income approach was utilized to develop values for the Company’s completed technology and know-how, in-process research and development and trademark. In assessing the qualification of the acquired assets as in-process research and development, the developmental projects were evaluated in the context of SFAS No. 2 and SFAS No. 86. Such evaluation consisted of a specific review of the efforts, including the overall objectives of the project, progress toward the objectives and the uniqueness of the developments of these objectives. Further, each in-process research and development project was reviewed to determine if technological feasibility has been achieved. The acquired in-process research and development was confined to new products/technologies under development that were intended to address emerging market

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

needs and requirements. No routine efforts to incrementally refine or enhance existing products or production activities were included in the acquired in-process research and development. It was determined that the in-process technologies could only be used for specific and intended purposes. Due to the specialized nature of the CAMPATH clinical trial programs, management anticipated no alternative future value from these efforts if the projects were not completed as planned.

As of the acquisition date, the Company was underway with several research and development programs including post-marketing CLL trials to obtain a first line treatment label, as well as clinical studies related to new markets such as NHL, MS and transplant indications. Projected revenues for in-process R&D cash flows were based on forecasts provided by ILEX and Schering AG management. Revenues for non-CLL indications were estimated to begin anywhere from 2002-2004. Revenues were expected to peak in 2010-11 and may decline thereafter. Approximate market share ranges for the respective indications were: CLL:10-24%; NHL:1-12%; MS: 1-20%; and transplant indications: 5-25%. Costs of revenue and selling, general and administrative expenses were estimated as a percentage of revenue. Research and development expense was segregated into (a) maintenance R&D and (b) development or cost-to-complete R&D. Maintenance research and development was provided as a part of management’s forecast, which was estimated at $500.0 for 2001 with annual increases of 5%. These expenses were charged to the in-process R&D cash flows based on their respective share of overall revenue. Development R&D expense was also projected by management for each indication.

For the purposes of the independent appraisal, only the economics related to the lead indications for CAMPATH were considered. These indications are CLL, NHL, MS and transplant indications. CLL represents approximately 37% of the in-process research and development value and approximately 77% of the completed technology asset based on discount rates of 25% for both in-process research and development and the completed technology asset. CLL is characterized by the abnormal accumulation of a specific type of leukocyte, eventually leading to bone marrow dysfunction and enlargement of the lymph nodes, liver and spleen. The Company’s current FDA approval is for third-line treatment of CLL. Preliminary research indicates that it may be effective as a second-line or even primary agent for the disease. Based on management’s forecast, the breakdown of CLL patient treatments approximates the following: third-line treatments (15%), second-line treatments (35%) and first-line treatments (50%). The approximate CLL market size in the U.S. was estimated at over $300.0 million in 2001 and is expected to grow to nearly $400.0 million in 2005. As of the date of the acquisition, the project was expected to generate net cash inflows no sooner than 2003 and the Company expected to spend an additional $19.0 million in research and development to complete ongoing development related to the in-process research and development. Additionally, as of the date of the acquisition, the Company had not abandoned, nor had any plans to abandon the CAMPATH clinical trial programs related to first-line CLL treatments.

NHL represents approximately 43% of the in-process research and development value and 23% of the completed technology asset based on discount rates of 27.5% and 25%, respectively. NHL is a term that describes a collection of lymphomas, or malignant tumors that develop in the lymphatic system, with different natural courses, responses to treatment and overall survival rates. Based on management forecast data, the approximate market size in the U.S. was estimated at over $1.3 billion in 2001 and at nearly $1.6 billion in 2005. As of the date of the acquisition, the project was expected to generate net cash inflows no sooner than 2005 and the Company expected to spend an additional $20.0 to $22.0 million in research and development to complete ongoing development related to the in-process research and development. As of the date of the acquisition, the Company had not abandoned, nor had any plans to abandon CAMPATH clinical trial programs related to the NHL indication.

MS represents approximately 17% of the in-process research and development value based on a discount rate of 30%. MS is signified by multiple areas of inflammation and scarring of the myelin in the brain and spinal cord. Myelin is the tissue that covers and protects nerve fibers. When this occurs, nerve communication is disrupted. The necessity for early treatment is becoming increasingly clearer, as such treatment appears to delay disability, presumably by decreasing the injury to the nervous system by MS. Based on management forecast data, the approximate MS treatment market size in the U.S. was estimated at over $650.0 million in 2001, increasing to over $750.0 million in 2005. As of the acquisition date, this project is expected to generate net cash inflows no sooner than 2004 and the Company expected to spend an additional $17.0 million in research and development to complete ongoing development. Additionally,

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

as of the date of the acquisition, the Company had not abandoned, nor had any plans to abandon the CAMPATH clinical trial programs related to the MS indication.

Transplant indications represent approximately 3% of the in-process research and development value based on a discount rate of 40%. As of the acquisition date, this project was expected to generate net cash inflows no sooner than 2003 and the Company expected to spend an additional amount of $100.0 to $300.0, to complete ongoing development related to the in-process research and development. Additionally, as of the date of the acquisition, the Company had not abandoned, nor had any intentions to abandon the CAMPATH clinical trial programs related to transplant indications.

A charge was assessed against the oncology projects (CLL and NHL) in-process research and development cash flows to reflect the leverage of clinical trial experience gained during the development and approval process for the Company’s current CAMPATH label. Based on a standard rate calculation and review of comparable industry data, a core charge of 3% was utilized. Other charges decreasing the in-process research and development cash flows included the following: (i) profit-sharing expenses to Schering AG; (ii) return on working capital and fixed assets and (iii) return on the trademark intangible asset. According to industry analyst reports, pharmaceutical product life cycles are generally segmented into three categories based on several characteristics: short (product revenue peaks 5-7 years post-launch);,medium (revenue peaks 8-10 years post-launch), and long (revenue peaks 12-15 years post-launch). The analysis utilized a medium life cycle assessing the value of the Company’s in-process research and development. Without successfully completing the in-process research and development projects, the Company would be unable to realize product revenue for additional indications.

The Company’s completed technology resides in its right to manufacture and market CAMPATH specifically for patients with B-cell chronic lymphocytic leukemia who have been treated with alkylating agents and have failed fludarabine therapy. The current CAMPATH label is considered a third-line treatment for CLL. Since 1999 and through the date of the acquisition, the Company has spent over $18.0 million on CAMPATH development efforts related to the approved indication. Projected revenue for the completed technology cash flows were based on forecasts provided by ILEX management. The forecast for the U.S. market was a bottoms-up approach beginning with the incidence of CLL. The forecast for the non-U.S. market was provided to ILEX from Schering AG. Cost of revenue and selling, general and administrative expenses were projected as a percentage of revenue. These expenses were charged to the completed technology cash flows based on their respective share of overall revenue. Other charges decreasing the completed technology cash flows included: profit sharing expenses to Schering AG, return on working capital and fixed assets, and return on the trademark intangible asset. The discount rate of 20% was used, to reflect the lower level of risk inherent in the approved CAMPATH label. The projected financial data used in the analysis included only cash flows attributable to the acquired partnership assets.

The Company trademark value is attributable to CAMPATH and variations thereof, including MabCAMPATH that is utilized in the European market. The analysis utilized the relief from royalty method in determining the value of the CAMPATH trademark. In applying this method, a hypothetical royalty expense is calculated by applying a reasonable royalty rate to expected revenues. Management anticipates using the CAMPATH trademark for oncology-related indications. Non-oncology revenue streams will likely have different branding and marketing. The trademark analysis considered only the CLL and NHL projected revenues as a base for the royalty calculation. The analysis considered several different royalty rate indications in estimating a royalty rate that reflected the CAMPATH brand’s relative characteristics. In addition, an industry accepted general rule for assessing intangible value was considered. This rule indicates that 25% of operating income is an appropriate royalty rate for key intellectual property. After consideration of each indication, a pre-tax royalty of 1% was selected for the trademark analysis. A discount rate similar to that of the overall Company was considered appropriate for this analysis.

As of December 31, 2002, the Company had no plans to abandon any of the projects associated with the above indications. The Company believes that the foregoing assumptions used in the purchase price allocation were reasonable at the time of acquisition. No assurance can be given, however, that the underlying assumptions used to estimate revenue, development costs or profitability or the events

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

associated with such projects will transpire as estimated. For these reasons, actual results may vary from projected results. The most significant and uncertain assumptions relating to the in-process projects relate to the projected timing of completion and revenues attributable to each project.

Symphar

On February 13, 2001, the Company acquired Symphar, a research firm located in Geneva, Switzerland. The acquisition has been accounted for using the purchase method of accounting. Under the terms of the agreement, ILEX acquired Symphar for approximately $28.9 million, which included cash of $15.0 million and 521,121 shares of the Company’s common stock. The value of the common stock issued in connection with this merger was calculated using a fair value of $26.6875 per share. This per share fair value represents the closing price of the Company’s stock on the day the merger was announced.

The Symphar purchase price was allocated to the assets purchased, liabilities assumed, goodwill and in-process research and development expense based upon their respective fair values as follows:

Current assets	$2,744
Property and equipment	215
Goodwill	300
Current liabilities	(464)
In-process research and development	26,112

Total purchase price	$28,907

The cash portion of the purchase price came from the Company’s working capital. The amount paid by the Company was arrived at through negotiations between the Company and the shareholders of Symphar and was based on a variety of factors, including but not limited to, the prospect for commercializing certain of the assets of Symphar and the nature of the research-based pharmaceutical industry. The entity now operates under the name ILEX Oncology Research, Sarl (Research Sarl). Concurrent with the acquisition, Research Sarl entered into a three-year employment agreement with one of the founders of Symphar.

Of the $15.0 million cash payment, the Company placed $4.5 million in escrow as a reserve for possible indemnification against certain future claims. As of December 31, 2002, the entire $4.5 million has been released from escrow. Additionally, under the terms of the agreement, $5.0 million of the purchase price was held as a contingent payment. The additional contingent payment was earned in December 2001 and, accordingly, the Company recorded an additional $5.0 million in-process research and development expense, which is included in the total purchase price of approximately $28.9 million. The agreement also specifies that, subject to the viability of performance, the Company agrees to fund a minimum operating and capital budget between $4.0 to $5.0 million annually for each of the three years following the acquisition.

Additionally, the Company has recorded goodwill in the amount of $300.0 related to an assembled work force. This asset was amortized throughout 2001 based on an estimated useful life of three years. In accordance with SFAS No. 142, the Company ceased amortization on January 1, 2002 and will review the asset for impairment at least annually. In accordance with purchase accounting, the Company has included the results of operations for Research Sarl from the date of acquisition.

In connection with the purchase price allocation, $26.1 million was expensed as a charge for the purchase of in-process research and development. The Company allocated values to the in-process research and development based on an independent appraisal of the research and development projects. The income approach was the primary technique utilized in valuing the purchased research and development projects. The value assigned was limited to significant research projects for which technological feasibility had not been established, including development, testing and regulatory activities associated with the introduction of Research Sarl’s projected product launches. The value assigned to purchased in-process technology was

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. Due to the complexity of the acquired research and development, the technologies under development could, once completed, only be economically used for their specific and intended purposes in the targeted disease segments. If the Company were to fail in its efforts to commercialize its developmental drug candidates, no alternative economic value is envisioned. Given the very specific nature of the development, it was determined that there were no alternative economic uses for the acquired research and development outside of those originally envisioned by the Company. The assembled work force was valued using the cost approach. Under this approach, the work force is valued by calculating the savings realized by the Company through obtaining a pre-existing, trained and fully efficient operations and administrative team rather than incurring the costs to assemble and train an equivalent workforce.

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

The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and competitors. Future royalty revenue estimates were aggregated for the APOMINE cancer indications and Lp(a) inhibitor based on management’s estimate of the following: (i) addressable number of patients in the US market, (ii) market penetration, (iii) average sales price, (iv) estimate of remaining worldwide market and (v) the Company’s projected royalty rate received from its partner. The discount rate selected for the in-process technology was 30% for both APOMINE and Lp(a). Due to the aggressive nature of management’s forecast and the high level of risk associated with the Company achieving the projected cash flows, the discount rate was calculated using venture capital-type rates of return. The rate was determined based on analysis of three venture capital studies utilizing rates appropriate to start-up type companies.

For the purposes of the independent appraisal, only the economics related to Research Sarl’s lead drug candidates, APOMINE and Lp(a) were considered. It was determined that forecasting cash flows for Research Sarl’s other developmental projects was not feasible at the time of acquisition due to their early stage of development. At the time of acquisition, management estimated that approximately $14.0 million to $15.0 million had been spent on APOMINE and Lp(a) to date, and an additional $17.0 million to $20.0 million was expected to be incurred to complete clinical testing and gain marketing approval.

APOMINE, targeted at oncology as well as osteoporosis, represented approximately 45% of the in-process research and development value. As of the date of the acquisition, the project was expected to be completed and commercially available in the U.S. no sooner than 2007 for its first cancer indication, with an estimated cost to complete of approximately $12.0 million to $14.0 million. Management believes that the Company may be able to license APOMINE to a major pharmaceutical company or marketing partner in 2003 and begin receiving up-front licensing, milestone, collaborative research revenue and royalties if the product is successful. As of December 31, 2002, the Company continues to pursue and invest resources in the development of APOMINE for osteoporosis, however the Company has determined that it will no longer pursue the development of APOMINE in cancer.

Lp(a), an inhibitor that may lead to a reduction in coronary heart disease, represented approximately 55% of the in-process research and development value. As of the date of the acquisition, the Lp(a) project was expected to be completed and commercially available in the U.S. no sooner than 2007, with an estimated cost to complete of approximately $5.0 million to $6.0 million. Additionally, management believed that the Company may be able to license its product to a major pharmaceutical company or marketing partner for up-front licensing fees in addition to milestone and royalty fees if the product is successful. As of December 31, 2002, the Company has no plan to abandon their cardiovascular program and continues to pursue outlicensing opportunities for this program.

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

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

The following table reflects unaudited pro forma combined results of operations of ILEX and Research Sarl., as if the acquisition had occurred on January 1, 2001 and 2000. Included in pro forma results is amortization of the goodwill of $100.0 for the each of the years ended December 31, 2001 and 2000. Also included in the pro forma results is $26.1 million recorded as in-process research and development for the year ended December 31, 2001. Such pro forma information is presented for informational purposes only and is not necessarily indicative of the consolidated results that would have been achieved had the acquisition actually been consummated at January 1, 2001 or January 1, 2000.

	December 31,

	2001	2000

Total revenue	$29,567	$35,886
Net loss	(120,967)	(38,995)

Basic and diluted net loss per share	$(4.47)	$(1.57)

7.     MINORITY INTEREST

On September 23, 1999, ILEX Services issued 290,867 shares of Series A convertible preferred stock for $5.0 million to IMPATH, Inc. (IMPATH). The preferred stock was convertible to the Company’s common stock based upon a computation set forth in the certificate of designation for the preferred stock. The preferred stock was entitled to liquidation preferences over the ILEX Services’ common stock. The preferred stock was eligible for dividends at an annual rate of $1.031 per share. Dividends were accrued monthly and were to be paid to the stockholders annually in arrears beginning in September 2000, when and as declared by ILEX Services’ board of directors. A former member of the Company’s board of directors also served as a member of the board of directors of IMPATH.

In November 2000, IMPATH elected to convert its convertible preferred stock, previously reflected as minority interest on the Company’s consolidated balance sheet to 290,867 shares of the Company’s common stock.

8.     STOCKHOLDERS’ EQUITY

In November 2001, the Company completed an underwritten public offering of its common stock pursuant to which the Company sold 5.75 million shares. The number of shares sold included the underwriters’ exercise of their overallotment option. Proceeds, net of offering costs, to the Company from this offering were approximately $128.9 million, which includes the reissuance of the Company’s 39,000 treasury shares. The net proceeds from this offering have been and will continue to be used to fund a portion of the acquisition of Millennium’s partnership interest in the Partnership. The balance of the net proceeds will be used to expand clinical trials and preclinical research, to fund research and development programs, for potential licenses or other acquisitions of complementary technologies or products, for general corporate purposes and for working capital.

On March 30, 2001, the Board of Directors of the Company declared a dividend of one Preferred Share purchase right (Right) for each outstanding share of common stock, par value $.01 per share (the Common Shares), of the Company and authorized the issuance of one Right for each Common Share which shall become outstanding between April 20, 2001, the Record Date and the earlier of the Distribution Date or the final expiration date of the Rights. The dividend was payable on, April 20, 2001, to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth interest in one share of Series I Preferred Stock, par value $.01 per share (the Preferred Shares),

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

of the Company at a price of $120 per one one-thousandth interest in a Preferred Share (the Purchase Price), subject to adjustment. The Rights will become exercisable ten days after (i) an Acquiring Party (as defined in the Rights Agreement, filed with the Securities and Exchange Commission as an exhibit to a Current Report on Form 8-K dated April 1, 2001) accumulates beneficial ownership of 20% or more of the Company’s common stock or (ii) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in an Acquiring Party accumulating 20% or more of the common stock. In the event the Company is, in effect, acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power is sold, proper provision will be made so that each holder of a Right will thereafter generally have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the then current Purchase Price of the Right. The description and terms of the Rights are set forth in a Rights Agreement between the Company and American Stock Transfer & Trust Co., as Rights Agent. The plan was not adopted in response to any unsolicited offer or takeover attempt.

In November 2000, as a result of achieving a development milestone related to the acquisition of Convergence, the Company issued 500,000 shares of its common stock. In connection therewith, the Company recorded a non-cash in-process research and development charge of $14.6 million.

In March 2000, the Company sold 3.0 million shares of its common stock at $45.00 per share to selected institutional and other accredited investors. Gross proceeds to the Company were approximately $135.0 million. Net proceeds to the Company were approximately $127.0 million.

9.     STOCK OPTIONS AND STOCK PURCHASE WARRANTS

SFAS No. 123, “Accounting for Stock-Based Compensation” defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, SFAS No. 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company has adopted SFAS No. 123 and has elected to remain with the accounting prescribed by APB 25. The Company has made the required disclosures prescribed by SFAS No. 123.

During 2001, the Company adopted the 2001 UK Stock Option Plan (the UK Plan). Under the UK Plan, stock options may be granted to key employees and directors of the Company. The total number of shares of stock with respect to which awards may be granted under the UK Plan shall be equal to the number of shares reserved for issuance under the Company’s 2000 Plan. Stock options vest pursuant to the individual stock option agreements, usually 25% per year beginning one year from the date of grant, with unexercised options expiring ten years from the date of grant. As of December 31, 2002, options covering 2,640 shares have been forfeited and all options remain unexercised.

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

During 1995, the Company adopted a stock option plan (the Plan). Under the Plan, stock options may be granted to key employees and consultants of the Company as approved by a committee of the Company’s board of directors. Originally, the Company had reserved 570,904 shares of common stock for issuance in accordance with the Plan. In May 1998, the Company increased the number of authorized shares of common stock reserved for issuance under the Plan to 1.8 million. Stock options vest pursuant to the individual stock option agreements, usually 25% per year beginning one year from the date of grant, with unexercised options expiring ten years from the date of grant. As of December 31, 2002, 183,209 shares were available for grant under the Plan.

In October 1996, the Company adopted a nonemployee directors’ stock option plan (the Directors’ Plan). The total number of options that may be granted under the Directors’ Plan is 225,000. Under the Directors’ Plan, each nonemployee director is granted an option for up to 17,500 shares of common stock upon appointment to the board. As of December 31, 2002, nonemployee directors had been granted a total of 154,896 options upon appointment to the board with an exercise price of between $7.01 and $29.75, which vest at 1/48 per month. Additionally, each nonemployee director will be eligible to receive up to 6,000 stock options annually, which will be fully vested at the time of grant and based upon the participation of the director. As of December 31, 2002, nonemployee directors had been granted 81,000 of these options for participation with an exercise price of between $8.63 and $28.00 per share. All options issued under the Directors’ Plan expire ten years from the date of grant. As of December 31, 2002, 17,768 options were available for grant under the Directors' Plan.

In May 2000, shareholders approved a proposal to ratify the adoption of the 2000 Employee Stock Compensation Plan (the 2000 Plan). The 2000 Plan authorizes a committee of the Board of Directors to issue options intended to qualify as incentive stock options (“ISOs”) as defined in Section 422 of the Internal Revenue Code of 1986 (the Code), stock options that are not intended to conform to the requirements of Section 422 of the Code (“Non-ISOs”), and restricted stock awards. Originally, the Company had reserved 3.0 million shares of commons stock for issuance under the 2000 Plan. In 2002, the Company increased the authorized number of shares of common stock reserved for issuance under the 2000 Plan to 3.25 million, and in January 2003, the authorized number of shares was increased to 4.25 million. Stock options vest pursuant to the individual stock option agreements, usually 25% per year beginning one year from the date of grant, with unexercised options expiring ten years from the date of grant. As of December 31, 2002, 271,187 shares were available for grant under the 2000 Plan.

In connection with a prior private placement of convertible preferred stock, the Company issued a warrant for the purchase of 97,044 shares of common stock at approximately $3.50 per share. As of December 31, 2000, all outstanding warrants associated with this private placement were exercised.

Additionally, in connection with another prior private placement of convertible preferred stock, the Company issued 355,913 warrants for the purchase of common stock at approximately $8.76 per share. As a result of the Company’s private placement in July 1999, the exercise price of the warrants was adjusted to $8.71. In July 2001, all outstanding warrants associated with this private placement were exercised.

A summary of the status of the Company’s fixed stock option plans for the years ended December 31, 2002, 2001 and 2000, and changes during these years on those dates is presented below:

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

	December 31, 2002		December 31, 2001		December 31, 2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	3,153,343	$22.99	2,476,424	$21.72	1,293,360	$9.64
Granted	1,459,416	9.37	1,208,100	24.91	1,542,198	30.22
Exercised	(199,485)	7.83	(212,772)	11.09	(221,649)	8.93
Forfeited	(555,962)	26.06	(318,409)	28.27	(137,485)	24.18

Outstanding, end of year	3,857,312	$18.18	3,153,343	$22.99	2,476,424	$21.71

Options exercisable at end of year	1,387,432	$21.19	1,111,908	$18.24	725,467	$12.41

Weighted average fair value of options granted during the year		$5.67		$14.96		$18.55

The following table summarizes the information about fixed stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted		Number
		Average	Weighted	Exercisable	Weighted
		Remaining	Average	at	Average
	Number	Contractual	Exercise	December 31,	Exercise
Exercise Prices	Outstanding	Life	Price	2002	Price

$3.50 - $5.05	63,725	3.8 years	$3.70	55,525	$3.50
$5.78 - $8.63	1,229,846	9.1 years	$6.90	113,646	$7.56
$8.75 - $13.09	326,437	5.0 years	$10.73	275,983	$10.64
$13.13 - $19.38	325,515	8.0 years	$16.85	92,410	$16.67
$20.00 - $29.75	1,702,995	7.7 years	$26.44	744,841	$27.07
$30.13 - $43.00	194,304	7.4 years	$34.29	97,782	$34.31
$49.13 - $50.00	14,490	7.2 years	$49.57	7,245	$49.57

	3,857,312	7.9 years	$18.18	1,387,432	21.19

Had compensation cost for the Company’s stock-based employee compensation plans been determined based upon a fair value method consistent with SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

		December 31

		2002		2001	2000

Net loss	As reported	$	(46,156)	$(120,954)	$(38,982)
	Fair value compensation cost		(8,168)	(8,024)	(6,353)

	Pro forma		$(54,324)	$(128,978)	$(45,335)
Loss per share basic and diluted	As reported		$(1.42)	$(4.48)	$(1.61)
	Fair value compensation cost		(.25)	(.30)	(.26)
	Pro forma		$(1.67)	$(4.78)	$(1.87)

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

For options granted in 2002, 2001 and 2000, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0% for all years; expected volatility of 80.0%, 78.4% and 77.7% in 2002, 2001 and 2000, respectively; risk free interest rate of 3.2%, 4.0% and 5.9% in 2002, 2001 and 2000, respectively. The expected life of the options granted for 2002, 2001 and 2000 is 4.0 years.

10.     RELATED-PARTY TRANSACTIONS

CTRC Research Foundation, a stockholder of the Company, performs certain administrative and technical support services for the Company. For the years ended December 31, 2002, 2001 and 2000, the Company paid CTRC Research Foundation approximately $651.1, $273.0 and $570.0, respectively, for these services and reimbursement of salaries and benefits. As described in Note 13, the Company has lease agreements with CTRC Research Foundation Building Corporation, a joint venture comprised of CTRC Research Foundation and the Texas Research Park Foundation, for the cGMP facility. For the years ended December 31, 2002, 2001 and 2000, the Company paid CTRC Research approximately $240.0, $231.0 and $248.0, respectively, related to these lease agreements. At December 31, 2002, the Company had payables to CTRC Research amounting to $156.0 related to the aforementioned services and lease agreements. These services are provided at fair value. Additionally, the chairman of the Board of Directors of the company is the chairman of the Board of Directors of CTRC.

U.S. Oncology, Inc. provides clinical trial patients for trials conducted by the Company on behalf of its CRO sponsors, as well as the Company’s own proprietary product pipeline. A Director of the Company is currently the Executive Vice President, Clinical Affairs at U.S. Oncology.

In May 2001, the Company entered into an agreement with the Arizona Board of Regents for the University of Arizona for pancreatic cancer research. In December 2002, this agreement was amended to require the Company to pay $750.0 through June 2003 or until completion of certain milestones set forth in the agreement, whichever event occurs later. As of December 31, 2002, the Company had expensed the full amount of the contract. Additional amounts paid to the University of Arizona relate to payments to investigators. A Director of the Company is the Director of the Arizona Cancer Center and Professor of Medicine at the University of Arizona Health Science Center in Tucson.

Subcontractors provide the Company with consulting services and preclinical and clinical testing related to certain of its contracts. Such costs may be included in either research and developments costs or direct costs of research services in the accompanying consolidated financial statements.

For the years ended December 31, 2002, 2001 and 2000, the Company incurred the following related party expenses:

	December 31

	2002	2001	2000

CTRC Research Foundation and CTRC Research Foundation Building Corporation	$744	$390	$402
Director of the Company	342	403	365
Stockholders	—	291	264
US Oncology	512	(82)	5
University of Arizona	856	485	—

	$2,454	$1,487	$1,036

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

At December 31, 2002 and 2001, the following subcontractor costs were payable to related parties:

	December 31

	2002	2001

CTRC Research Foundation and CTRC Research Building Foundation	$156	$271
University of Arizona	206	—
US Oncology	93	66

	$455	$337

During 2001 and 2000, the Company performed contract research services on behalf of the Partnership, at its standard billing rates. For the years ended December 31, 2001 and 2000, the Company recorded associated revenues in the amounts of $3.9 million and $3.3 million. Subsequent to the purchase of Millennium’s interest in the Partnership, intercompany revenues are eliminated.

11.     LICENSING AGREEMENTS

In September 2002, ILEX acquired global, exclusive, commercial rights to CAMPATH-related diagnostics, including CD52 antigen testing, from BTG International Ltd. The agreement is subject to annual maintenance payments as well as certain milestone payments and royalties, subject to specific terms and conditions. An amendment was finalized in February 2003, whereby the Partnership gained access to rights to develop and commercialize all remaining human therapeutic uses of CAMPATH.

On April 19, 2002, ILEX entered into a collaboration agreement with Abgenix, Inc. (Abgenix) to identify and develop fully human monoclonal antibody candidates to the MUC1 protein, a dominant oncogene significantly overexpressed on a wide range of solid tumors. Abgenix will grant ILEX an exclusive license to commercialize products comprising one or more antibodies derived from this program. Under this agreement, ILEX paid Abgenix $100.0 for a technology access fee. Additionally, the Company may be required to make future payments in accordance with the agreement if certain milestones are met.

On December 19, 2001, ILEX entered into an agreement with Paralex, Inc. (Paralex) whereby ILEX has granted to Paralex an exclusive sublicense to all of ILEX’s rights to oxypurinol under an original license agreement between ILEX, GlaxoSmithKline (GSK), and The Wellcome Foundation (TWF) for the treatment of symptomatic hyperuricemia (gout) in patients who are intolerant of allopurinol. In the first quarter of 2002, Paralex was purchased by Cardiome Pharma Corporation (Cardiome). Under the agreement, ILEX granted Paralex, now Cardiome, an exclusive license to develop and commercialize oxypurinol in all fields under data and technology owned by ILEX, subject only to the terms of the original license agreement with GSK and TWF. Cardiome exercised its option to acquire ownership of the clinical trial data package derived from the Phase II clinical study for the treatment of gout patients who are intolerant to allopurinol. In the event oxypurinol is commercialized, ILEX will receive a royalty from sales of oxypurinol. Additionally, Cardiome is committed to purchasing supplies from ILEX between 2002 and 2004.

In July 2001, the Company entered into an agreement with the Dana-Farber Cancer Institute at Harvard Medical School (DFCI) for an exclusive, worldwide license for patent rights and technology relating to the MUC1 protein. The agreement requires the Company to pay approximately $200.0 in past patent expenses and up to $1.0 million in license fees, payable in a series of payments with the last payment occurring the second quarter of 2003. As of December 31, 2002, the Company expensed approximately $850.0 in license fees and past patent expenses in accordance with the agreement. The Company may be required to make future payments in accordance with the agreement if certain drug development milestones are met.

In March 2001, ILEX paid $1.1 million to enter a definitive agreement to co-develop clofarabine, a nucleoside analog, with Bioenvision, Inc. (Bioenvision). In clinical studies, clofarabine has shown promise as a potential new treatment for patients with hematological malignancies, including acute lymphocytic leukemia (ALL) and acute myelogenous leukemia (AML), and in preclinical studies, for solid tumors. ILEX will take the lead role in developing clofarabine in the United States and Canada, where it will have exclusive manufacturing and marketing rights in exchange for an in-licensing fee, milestone payments and

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

royalties. Bioenvision will retain the lead role in developing the compound in Europe, where it will have exclusive manufacturing and marketing rights and the Company will have rights to royalties.

In July 2000, the Company entered into an agreement with Knoll AG (Abbott Laboratories) for an exclusive, worldwide license of ILX-651, a synthetic pentapeptide analog of dolastatin. As of December 31, 2002, the Company had paid $16.0 million in license fees. The Company may be required to pay future license maintenance fees in either cash or unrestricted stock in accordance with the agreement if certain drug development and time-based milestones are met.

12.     EMPLOYEE BENEFITS

The Company has an employee benefit plan and trust for certain employees who meet specified length of service requirements. The plan qualifies under Section 401(k) of the Internal Revenue Code as a salary reduction plan. Employees may elect to contribute up to 15% of their salary on a before-tax basis. The plan is a defined contribution plan with employer contributions made solely at the discretion of the board of directors. For the years ended December 31, 2002, 2001 and 2000, administrative expenses incurred by the Company related to this plan were not significant. In January 2000, the Company elected to begin making contributions of up to 3% of an employee’s salary. The Company’s contributions to the plan were $397.7 and $418.0 and $357.0 for the years ended December 31, 2002, 2001 and 2000, respectively. Employees are immediately fully vested in their contributions and begin vesting in employer contributions after one year of service, as defined in the plan document. The Company does not provide postretirement benefits or postemployment benefits to its employees.

In 2001, The Company adopted the ILEX Oncology Executive Deferred Compensation Plan (the “Deferred Compensation Plan”) effective in 2002. The Deferred Compensation Plan is a nonqualified deferred compensation plan available to a select group of ILEX officers and other key employees. Participants in the Deferred Compensation Plan are able to defer current federal income taxes on an unlimited amount of compensation. The Company matches 50% of the first 6% of each participant’s contribution. The Company’s contribution to plan was $80.0 for the year ended December 31, 2002. The Deferred Compensation Plan is unfunded for tax purposes and for purposes of Title I of ERISA. Participation in the Deferred Compensation Plan constitutes a promise by ILEX to make payments in accordance with the terms of the Plan, and Particpants and beneficiaries shall have the status of general unsecured creditors of the Company.

13.     LEASES

The Company has several noncancelable operating leases for office space, equipment and the cGMP facility. Rent expense associated with these leases was approximately $3.9 million, $4.0 million and $3.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. One of the leases is with CTRC Research, a related party (see Note 10).

At December 31, 2002, future minimum lease payments under all leases are as follows:

	Related
	Party	Other	Total

Year ending December 31,
2003	$240	$2,788	$3,028
2004	240	2,275	2,515
2005	240	1,897	2,137
2006	240	1,892	2,132
2007	240	1,878	2,118
Thereafter	720	1,876	2,596

Total	$1,920	$12,606	$14,526

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

In July 2000, the Company entered into an agreement to lease its new corporate headquarters. The commencement date of the operating lease was October 20, 2000, with a lease term of eight years. Future minimum lease payments under this new lease agreement are between $1.2 million and $1.3 million per year through November 1, 2008. The lease required a deposit of approximately $140.0, which was recorded as other non-current assets. Additionally, in connection with the lease, the Company maintains a letter of credit, with the lessor as beneficiary, in the amount of $2.2 million. The letter of credit is 105% collateralized with $2.3 million in restricted cash.

In 2000, the Company entered into capital lease agreements for office equipment, with lease terms between 30 and 36 months and minimum lease payments of $7.0 per month. As of December 31, 2002 and 2001, the Company had recorded $273.0 as capital equipment. Amortization and interest expense was $106.0 and $10.0, respectively, for the year ended December 31, 2002. Amortization and interest expense was $105.0 and $13.0, respectively, for the year ended December 31, 2001. At December 31, 2002, the Company had capital lease obligations of approximately $35.0, all of which are payable within one year.

In February 1996, the Company entered into a noncancelable lease agreement for equipment to be used in the cGMP facility. The lease required the Company to make monthly payments of approximately $16.0 and was to expire in 2001. Under the terms of the agreement, the Company maintained $425.0 in the form of securities as collateral for the equipment. During 1999, the Company expensed the remaining balance of the lease commitment. Additionally, in January 2000, the Company paid the balance of the lease commitment, and the securities held as collateral were released to the Company.

During 1995, the Company entered into a lease agreement with a non-profit corporation controlled by CTRC Research and the Texas Research Park Foundation for the use of the cGMP facility. The facility is owned by a non-profit corporation controlled by CTRC Research and the Texas Research Park Foundation. These two organizations obtained a grant to build the facility from the Economic Development Administration (EDA). The cGMP facility allows for the manufacturing of oncology drugs. Currently, the facility is being used for manufacturing support activities. Under the terms of the lease agreement, which expires in 2010, and includes three additional five-year extension options, the Company is required to make monthly payments, which commenced in 1998. The payments are based on a fixed monthly rate plus a percentage of gross sales, as defined in the agreement. This facility has produced no product sales subject to such payments. In the event that there is an early termination of the lease or a non-conforming use, there is a risk that the Company may be required to repay a portion of the EDA grant.

14.     INCOME TAXES

As of December 31, 2002, the Company had net operating loss (NOL) carryforwards of approximately $171.0 million for U.S. federal income tax purposes, which are available to reduce future taxable income and which will expire in 2010 through 2022. As of December 31, 2002, the Company had federal research and development credit carryforwards of $4.8 million that will expire in 2011 through 2022. Included below in “other tax differences, net” is a gross capital loss carryforward of $2.2 million, which will expire, in 2004 if not utilized against capital gains.

In addition, as of December 31, 2001, the Company had Swiss NOLs of approximately $3.0 million, which were used to reduce December 31, 2002 Swiss taxable income. The tax effects of significant temporary differences representing deferred income tax assets and liabilities are as follows as of December 31, 2002 and 2001:

	December 31,

	2002	2001

Net operating loss carryforward	$59,899	$39,224
Carrying value of technology	19,708	20,400
Expense provisions	438	2,106
Federal research and development credit carryforwards	4,811	2,574
Other tax differences, net	733	1,549
Valuation allowance	(85,589)	(65,853)

Total deferred income tax assets	$—	$—

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

The valuation allowance as of December 31, 2002 and 2001, provides a reserve against the above deferred tax assets, which were not realizable at the above dates.

The Company’s loss before income taxes for financial reporting purposes consists of the following:

	December 31,

	2002	2001	2000

Domestic	$(48,017)	$(91,873)	$(39,220)
Foreign	2,150	(29,059)	335

Loss before income taxes	$(45,867)	$(120,932)	$(38,885)

For December 31, 2002, 2001, and 2000 the Company’s tax provisions of $289.0, $22.0, and $97.0 respectively, relate primarily to current income taxes on foreign operations. The Company has not provided any U.S. deferred income taxes or UK withholding taxes on the undistributed earnings of its UK subsidiary based on the determination that such earnings will be indefinitely reinvested.

Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the statutory tax rate of 35% to pre-tax loss from continuing operations as a result of the following:

	Year Ended December 31,

	2002	2001	2000

Computed “expected” tax expense	$(16,053)	$(42,327)	$(13,610)
Write-off of in-process research and development for book purposes	—	9,136	5,097
Other permanent items	(127)	86	74
Change in valuation allowance	19,735	32,271	9,825
Research and development credit	(2,237)	(1,208)	(716)
Foreign income (loss) taxed at other than U.S. rates and other foreign items	(464)	1,058	(20)
Other, net	(565)	1,006	(553)

Provision for foreign income taxes	$289	$22	$97

15.     COMMITMENTS AND CONTINGENCIES

In December 2002, the Company received correspondence from a contract research services’ client of ILEX Oncology Services, Inc. (Services). Services is a wholly-owned subsidiary of the Company. In its correspondence with the company, the client contends that Services was negligent in meeting the professional standards of the contract research industry and the client also contends that services breached certain contractual obligations. The Company and Services believe that the contentions are without merit and the Company and services intend to vigorously defend themselves if the client pursues these contentions further. The Company and Services cannot predict the outcome of this matter nor can they reasonably estimate a range of possible loss given the status of this matter.

In December 2001, Genentech, Inc. (Genentech) announced that it was granted a patent relating to fundamental methods and compositions for the production of monoclonal antibodies using anti-recombinant DNA technology. This proceeding entitled Genentech to priority over the patent held by the Celltech Group PLC, who had first received the patent in 1989 and, to whom we are currently paying royalty fees related to the use of this technology platform in the manufacture of CAMPATH. Based on Genentech’s favorable decision to license the patent, the Company has negotiated and is finalizing a license from Genentech for production of monoclonal antibodies against the CD52 target.

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

On August 16, 2000, Cytokine Pharmasciences Inc. filed a lawsuit against Convergence Pharmaceuticals, Inc., a Delaware corporation and wholly owned indirect subsidiary of the Company, and Glenn Rice, Ph.D. in the Superior Court Department of Trial Court of the Commonwealth of Massachusetts. The lawsuit claims were settled effective July 2, 2001 and the lawsuit has been dismissed with prejudice. The settlement had an immaterial financial effect on the Company’s consolidated financial statements.

During 1998, the Company guaranteed a $1.0 million line of credit for Clinical Research Group, Inc. (CRG). The guarantee gave the Company access to a network of clinical sites managed by CRG. The original guarantee was limited for a period of three years beginning in May 1998 and ending in May 2001. In June 2001, the company extended the existing guarantee until June 30, 2002 and in June 2002, the guarantee was extended to June 30, 2003. If the guarantee comes to redemption, the Company will obtain an ownership interest in CRG in accordance with the guarantee agreement. Under the terms of the agreement, the Company maintained $651.0 in the form of securities as collateral for the guarantee as of December 31, 2002. During 1999, the Company expensed $750.0 related to this guarantee as part of a special charge. At December 31, 2002, the Company had yet to fund the guarantee, however management believes that it will be funded during 2003, and considers it to be uncollectible.

In addition to matters described above, the Company and its subsidiaries are subject to various other claims and assessments arising out of the ordinary course of business. The Company believes it is unlikely that the final outcome of any such ordinary course of business claims or proceedings to which the Company is a party will have a material adverse effect on the Company’s financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any such claim or proceeding would not have a material adverse effect on the Company’s results of operations for the period in which such resolution occurred.

In connection with research and development efforts associated with their product pipeline, the Company has entered into agreements with certain development partners, which generally expire over several years. The terms of these agreements require the Company to make payments in either cash or stock if certain drug development or time-based milestones are met. Total potential commitments for the next five years under these agreements, based upon the assumption that all milestones are achieved, are approximately $25.1 million and are due as follows:

Milestone
payments

Year ending December 31,
2003	$1,726
2004	4,215
2005	1,050
2006	50
2007	18,050

Total	$25,091

Additionally, depending upon clinical trial results, the Company is subject to issue an additional 500,000 earn-out shares in connection with the acquisition of Convergence. As Phase I testing of the Convergence molecule continues, the Company is considering the extension of the second milestone date.

16.     NOTE PAYABLE

In connection with the purchase price of Millennium’s interest in the Partnership the Company was obligated to pay approximately $140.0 million. The first two payments of $20.0 and $40.0 million were made on December 31, 2001 and 2002, respectively and the additional $80.0 million will be made in scheduled payments over the next two years. The $69.9 million in the table below represents the present value of the future payments to be made to Millennium. The Company used an imputed interest rate of

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

6.2%, which represents the Company’s current estimated incremental borrowing rate. Maturities of the principal portion of the note payable are as follows:

Future
Year Ended December 31,	payments

Current principal portion of note payable	$35,881
Current portion of interest payable	2,218

Current portion of note payable	38,099
Noncurrent principal portion of note payable	34,049
Noncurrent portion of interest payable	2,106

Noncurrent portion of note payable	36,155

Total note payable	$74,254

17.     QUARTERLY FINANCIAL DATA (UNAUDITED)

The tables below show the Company’s results of operations by quarter for the years ended December 31, 2002 and 2001. Included in these results are certain prior year reclassifications to conform to the current year presentation (see Note 2). Amounts are in thousands, except per share amounts.

	2002 Quarter Ended

	March 31	June 30	September 30	December 31	Year

Revenue	$8,271	$7,428	$7,919	$7,283	$30,901
Operating loss	(9,860)	(15,829)	(10,038)	(10,570)	(46,297)
Net loss	$(9,122)	$(15,486)	$(10,405)	$(11,143)	$(46,156)

Net loss per share:
Basic and diluted	$(.28)	$(.48)	$(.32)	$(.34)	$(1.42)

	2001 Quarter Ended

	March 31	June 30	September 30	December 31	Year

Revenue, as reported	$6,308	$7,011	$5,829	$5,496	$24,644
Reclassification adjustment	1,784	838	1,011	895	4,528

Revenue, as adjusted	8,092	7,849	6,840	6,391	29,172
Operating loss	(30,509)	(16,073)	(11,799)	(75,640)	(134,021)
Net loss	$(28,450)	$(13,281)	$(7,448)	$(71,775)	$(120,954)

Net loss per share:
Basic and diluted	$(1.09)	$(0.50)	$(0.28)	$(2.47)	$(4.48)

18.     SUBSEQUENT EVENT (UNAUDITED)

In February 2003, the Company assigned its lease on the facility in Annapolis, Maryland. The Company ceased operations at this facility in February 2002 and planned to sublease it for the remainder of the lease term. Accordingly, the Company recorded an expense accrual in its consolidated statement of operations as of December 31, 2002 for the estimated costs to be incurred as a result of exiting the lease. As the Company has assigned the lease, the Company has no future commitments related to the lease agreement.

In January 2003, Schering AG obtained exclusive rights to develop, sell and distribute CAMPATH in Japan and the Asian Pacific Basin. The Company will receive an up-front payment, which will be recognized over the life of the patent in that region. The Company will also receive payments upon completion of certain milestones and a royalty based on net sales of CAMPATH in Japan and the Asia Pacific Basin.

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

Exhibit
Number	Identification of Exhibit

2.1	Plan of Merger and Acquisition Agreement dated July 16, 1999, by and among ILEX Oncology, Inc., Convergence Pharmaceuticals, Inc., Vikas Sukhatme, Raghuram Kalluri, Ralph Weichselbaum, Donald Kufe, Glenn C. Rice, and Tsuyneya Ohno (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 30, 1999)

2.2	Share Purchase Agreement between the shareholders of Symphar S.A., ILEX Oncology, Inc. and ILEX Acquisitions, Inc., effective February 13, 2001 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 28, 2001)

2.3	Purchase and Sale Agreement dated October 29, 2001 by and among ILEX Oncology, Inc., ILEX Acquisitions, Inc., Millennium Pharmaceuticals, Inc, and mHoldings Trust (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 15, 2001)

3.1	Amended and Restated Certificate of Incorporation of the Company filed May 31, 2000 (Incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed August 8, 2000)

3.2	Bylaws of the Company, as amended (Incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

4.1	Specimen of certificate representing Common Stock, $.01 par value, of the Company (Incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

4.2	Rights Agreement dated April 10, 2001 by and between ILEX Oncology, Inc. and American Stock Transfer & Trust Co. which includes as Exhibit A the Form of Certificate of Designations of Series I Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Common Stock. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed April 11, 2001)

10.1	Services Agreement dated November 18, 1994 between CTRC Research Foundation and the Company (Incorporated herein by reference to Exhibit 10.6 of the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.2	Covenant Not To Sue dated September 1995 between CTRC Research Foundation and the Company (Incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.3	Commercial Industrial Sublease Agreement between TRTF/CTRCRF Building Corporation and the Company (Incorporated herein by reference to Exhibit 10.11 of the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.4	1995 Stock Option Plan for the Company (Incorporated herein by reference to Exhibit 10.47 of the Company’s
Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.5	Second Amended and Restated 1996 Non-Employee Director Stock Option Plan for the Company (Incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed April 2, 2001)

10.6	Form of Non-Employee Director Stock Option Agreement for the Company (Incorporated herein by reference to Exhibit 10.49 to the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.7	2000 Employee Stock Compensation Plan for the Company, as amended (Incorporated herein by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed April 2, 2001)

10.8	2000 Employee Stock Purchase Plan for the Company, as amended (Incorporated herein by reference to Exhibit
10.10 of the Company’s Annual Report on Form 10-K filed April 2, 2001)

10.9	Form of Pledge Agreement between Cancer Therapy and Research Center Endowment and each of Gary V. Woods and Ruskin C. Norman, M.D. (Incorporated herein by reference to Exhibit 10.55 to the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.10	Service Agreement dated June 30, 1997, between the Company and PRN Research, Inc. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 14, 1997)

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

10.11	Drug Development and Commercialization Agreement dated March 27, 1998, between the Company and The Burnham Institute, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 15, 1998)

10.12	Office Building Lease Agreement dated April 8, 1998, between the Company and N.W.A. Limited Partnership (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 1998)

10.13	Stock Purchase Agreement dated January 22, 1999 between the Company and Eli Lilly and Company (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 17, 1999)

10.14	Registration Rights Agreement dated January 22, 1999 between the Company and Eli Lilly and Company (Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 17, 1999)

10.15	Registration Rights Agreement dated July 16, 1999 among ILEX Oncology, Inc., Vikas Sukhatme, Raghuram Kalluri, Ralph Weichselbaum, Donald Kufe, Glenn C. Rice, Tsuneya Ohno, Stephen Dolezalek, Beth Israel Deaconess Medical Center and Arch Development Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 16, 1999 and filed July 30, 1999)

10.16	Stock Purchase Agreement dated July 16, 1999 by and between ILEX Oncology, Inc. and each of the Investors (as defined therein) (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 16, 1999)

10.17†	Distribution and Development Agreement between Millennium & ILEX Partners, L.P. and Schering AG dated August 24, 1999 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed September 21, 1999)

10.18	Letter agreement dated September 9, 1999, between the Company and Al J. Jecminek (Incorporated herein by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.19	Form of Purchase Agreement between ILEX Oncology, Inc. and each Purchaser (Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 dated March 8, 2000 (Registration No. 333-32000))

10.20	Office Lease Agreement dated July 14, 2000, between Orion Fountainhead Two Partners, Ltd., and ILEX Oncology, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2000)

10.21	Consulting Services Agreement dated July 1, 1997, between the Company and Daniel D. Von Hoff, M.D. (Incorporated herein by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.22†	Supply Agreement dated as of June 4, 1999 between Millennium & ILEX Partners, L.P. (formerly L&I Partners, L.P.) and Boehringer Ingelheim Pharma KG. (Incorporated herein by reference to Exhibit 10.25 to the Millennium Pharmaceuticals, Inc. 10-K for the fiscal year ending December 31, 1999)

10.23†	License Agreement, dated May 2, 1997, between Millennium & ILEX Partners, L.P. (formerly L&I Partners, L.P.) and Millennium Pharmaceuticals, Inc (as successor to LeukoSite, Inc.). (Incorporated by reference to Exhibit 10.17(b) to LeukoSite, Inc.’s Registration Statement on Form S-1 (No. 333-30213) filed June 27, 1997)

ILEX ONCOLOGY, INC.
2002 ANNUAL REPORT ON FORM 10-K

10.24†	First Amended and Restated Agreement of Limited Partnership of Millennium & ILEX Partners L.P. (formerly L&I Partners, L.P.) (Incorporated herein by reference to Exhibit 10.26 to the Millennium Pharmaceuticals, Inc. 10-K for the fiscal year ending December 31, 2000).

10.25	Investor Rights Agreement dated February 13, 2001 among ILEX Oncology, Inc., Valorous Trading PTE Ltd., Craig Bentzen, Jean-Charles Roguet, Mong Lan Nguyen and Eric Neissor. (Incorporated herein by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed February 28, 2001)

10.26	2001 UK Employee Stock Compensation Plan (Incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.27	Severance agreement between ILEX Oncology, Inc. and Richard L. Love dated December 31, 2001 (Incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.28	Employment agreement dated January 1, 2002, between the Company and Jeffrey H. Buchalter (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2002)

11.1*	Computation of Earnings Per Share

21.1	Subsidiaries of the Company

	Place of	Names Under Which
Name	Incorporation	Doing Business

ILEX Oncology Services, Inc.	Delaware	ILEX Oncology Services, Inc.
ILEX Products, Inc.	Delaware	ILEX Products, Inc.
ILEX Services Limited	United Kingdom	ILEX Services Limited
ILEX Oncology Research, Sarl	Geneva, Switzerland	ILEX Oncology Research, Sarl
ILEX Acquisitions, Inc.	Delaware	ILEX Acquisitions, Inc.
ILEX Pharmaceuticals, L.P.	Delaware	ILEX Pharmaceuticals, L.P.
ILEX Pharmaceuticals, Ltd.	United Kingdom	ILEX Pharmaceutical, Ltd.

23.1*	Consent of Ernst & Young LLP

23.2*	Information regarding consent of Arthur Andersen LLP

*	Filed herewith.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.