Form 10-Q
period 2003-03-31
ILEX ONCOLOGY INC
filed 2003-05-13
CIK 1001915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from . . . . . . to . . . . . .

Commission file number 0-22147

ILEX ONCOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-2699185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4545 Horizon Hill Blvd. San Antonio, Texas	78229
(Address of principal executive offices)	(Zip Code)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes     X     No           .

     The number of shares outstanding of the Registrant’s common stock as of April 28, 2003 is 32,708,485.

ILEX ONCOLOGY, INC.
MARCH 31, 2003 — QUARTERLY REPORT ON FORM 10-Q

ILEX ONCOLOGY, INC.
MARCH 31, 2003 — QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

ASSETS

	March 31,	December 31,
	2003	2002

	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$44,511	$29,679
Investments in marketable securities	115,886	123,591
Restricted investments	976	976
Accounts receivable, net of allowance for doubtful accounts of $30	897	1,025
Accounts receivable – Schering AG	8,308	4,701
Other receivables	5,890	3,500
Prepaid expenses and other	2,395	2,273

Total current assets	178,863	165,745

NON-CURRENT ASSETS:
Investments in marketable securities	13,836	34,737
Restricted investments	2,017	2,017
Completed technology asset, net of accumulated amortization of $5,786 and $4,629 in 2003 and 2002, respectively	59,014	60,171
Other intangible assets, net of accumulated amortization of $250 and $200 in 2003 and 2002, respectively	4,550	2,600
Goodwill	213	213
Other assets	887	283

Total non-current assets	80,517	100,021

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation of $8,517 and $7,950 in 2003 and 2002, respectively	4,786	5,140

Total assets	$264,166	$270,906

The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
MARCH 31, 2003 — QUARTERLY REPORT ON FORM 10-Q

CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2003	2002

	(Unaudited)
CURRENT LIABILITIES:
Accounts payable-
Related parties	$515	$136
Other	7,493	8,214
Accrued liabilities-
Related parties	864	455
Other	4,270	6,378
Deferred revenue	877	879
Advances from Schering AG	—	2,577
Settlement-related liability	20,000	—
Note payable	38,685	38,099

Total current liabilities	72,704	56,738

NON-CURRENT LIABILITIES:
Deferred revenue	1,208	—
Note payable	36,714	36,155
Other non-current liabilities	759	771

Total non-current liabilities	38,681	36,926

Total liabilities	111,385	93,664

COMMITMENTS AND CONTINGENCIES (see Note 7)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 32,704,390 and 32,546,890 shares issued and outstanding; in 2003 and 2002, respectively	327	326
Additional paid-in capital	461,094	460,014
Deferred compensation	(683)	—
Accumulated deficit	(308,351)	(283,430)
Accumulated other comprehensive income	394	332

Total stockholders’ equity	152,781	177,242

Total liabilities and stockholders’ equity	$264,166	$270,906

The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
MARCH 31, 2003 — QUARTERLY REPORT ON FORM 10-Q

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,

	2003	2002

REVENUE:
Product profit and royalty	$4,499	$3,017
Product development	3,352	1,723
Contract research services	630	3,376
Other	203	155

Total revenue	8,684	8,271

OPERATING EXPENSES:
Research and development costs	10,611	10,933
Selling, general and administrative	3,720	2,888
Depreciation and amortization	1,817	1,862
Licensing costs	558	459
Direct cost of research services	440	1,989
Settlement charge	16,500	—

Total operating expenses	33,646	18,131

OPERATING LOSS	(24,962)	(9,860)
OTHER INCOME (EXPENSE):
Interest income and other, net	1,186	2,509
Interest expense	(1,145)	(1,771)

NET LOSS	$(24,921)	$(9,122)

BASIC AND DILUTED NET LOSS PER SHARE	$(.76)	$(.28)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING	32,580	32,370

The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
MARCH 31, 2003 — QUARTERLY REPORT ON FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,921)	$(9,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,817	1,862
Non-cash compensation expense	372	—
Gain on investment in marketable securities	—	(435)
Loss on disposal of equipment	15	1
Changes in operating assets and liabilities:
Increase in receivables, net	(5,869)	(16)
Increase in prepaid expenses and other	(122)	(156)
(Increase) decrease in other non-current assets	(604)	67
Decrease in accounts payable and accrued liabilities	(6,603)	(8,181)
Increase in settlement-related liability	20,000	—
Increase (decrease) in deferred revenue	1,206	(597)
Increase in interest on note payable	1,145	1,771
Decrease in other non-current liabilities	(12)	(3,031)

Net cash used in operating activities	(13,576)	(17,837)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net activity of marketable securities’ transactions	28,606	(1,936)
Purchase of property and equipment	(265)	(192)

Net cash provided by (used in) investing activities	28,341	(2,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and warrants	26	883
Principal payments for capital lease obligations	(15)	(19)

Net cash provided by financing activities	11	864

Effect of Exchange Rate Changes on Cash and Cash Equivalents	56	76
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,832	(19,025)
CASH AND CASH EQUIVALENTS, beginning of period	29,679	84,518

CASH AND CASH EQUIVALENTS, end of period	$44,511	$65,493

The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
MARCH 31, 2003 — QUARTERLY REPORT ON FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share information, per share information or as otherwise indicated) (unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of presentation

The accompanying interim Consolidated Financial Statements presented herein include the accounts of ILEX Oncology, Inc. and its subsidiaries (“the Company” or “ILEX”). All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments that are necessary for a fair presentation of financial position and results of operations have been made. Certain prior year amounts have been reclassified to conform to the 2003 presentation.

It is recommended that these interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Stock-based compensation

The Company uses the intrinsic value method in accounting for its stock compensation plans. Had compensation cost for the Company’s stock compensation plans been determined based upon a fair value method consistent with Statement of Financial Accounting Standard (SFAS) No. 123 the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

		Three Months Ended March 31,

		2003	2002

Net loss	As reported	$(24,921)	$(9,122)
	Stock grant compensation cost included in reported loss	372	—
	Fair value compensation cost	(2,922)	(2,736)

	Pro forma	$(27,471)	$(11,858)
Loss per share basic and diluted	As reported	$(0.76)	$(0.28)
	Stock grant compensation cost included in reported loss	0.01	—
	Fair value compensation cost	(0.09)	(0.09)

	Pro forma	$(0.84)	$(0.37)

Intangible assets and goodwill

In December 2001, Genentech announced that it was granted a patent relating to fundamental methods and compositions for the production of monoclonal antibodies using anti-recombinant DNA technology. This proceeding entitled Genentech to priority over the patent held by the Celltech Group PLC, who had first received the patent in 1989. In March 2003, the Company finalized a license from Genentech covering the production of its CAMPATH 1-H monoclonal antibody against the CD52 target. Accordingly, as of March 31, 2003, the Company has recorded an intangible asset of $2.0 million associated with the license grant fee paid to Genentech in April 2003, which will be amortized over the remaining patent life of 13 years. The Company will also pay milestones and royalties based upon net U.S. sales levels.

In connection with the Company’s December 31, 2001 acquisition of Millennium Pharmaceuticals, Inc.’s (Millennium’s) interest in ILEX Pharmaceuticals, L.P., formerly known as Millennium & ILEX, L.P. (the Partnership), the Company has recorded intangible assets classified as completed technology and a trademark in the

ILEX ONCOLOGY, INC.
MARCH 31, 2003 — QUARTERLY REPORT ON FORM 10-Q

amounts of $64.8 million and $2.8 million, respectively. These intangible assets are currently being amortized under the straight-line method over 14 years. As of March 31, 2003, the Company has recorded accumulated amortization of $6.0 million related to these assets.

The Company acquired Symphar S.A. on February 13, 2001. SFAS No. 141 required that the Company recognize its assembled workforce as goodwill rather than an intangible asset as it does not meet the specified criteria for recognition apart from goodwill. The Company’s goodwill was reviewed as of December 31, 2002 and will continue to be reviewed at least annually for impairment. The Company believes that there was no impairment of its goodwill as of December 31, 2002. As of March 31, 2003, no events have occurred that would cause the Company to change its assessment of the recoverability of its goodwill.

2.     LOSS PER SHARE

Diluted net loss per share is equal to basic net loss per share, as the effect of all common stock equivalents is antidilutive.

3.     STATEMENTS OF CASH FLOWS

Non-cash investing and financing activities for the three months ended March 31, 2003 and 2002, include the following:

	2003	2002

Other intangible assets – license grant	$2,000	$—
Deferred compensation – stock grant	683	—

Supplemental disclosures of cash flow information for the three months ended March 31, 2003 and 2002 include the following:

	2003	2002

Cash paid for interest	$1	$3

4.     SETTLEMENT CHARGE

In April 2003, the Company’s subsidiary, ILEX Oncology Services, Inc, (ILEX Services) settled a dispute with a former contract research organization (CRO) customer. As a result of this settlement, ILEX Services will pay the former CRO customer $20.0 million in the second quarter of 2003. The Company has recorded a settlement charge in the first quarter of 2003 of $16.5 million, which is net of insurance reimbursement of $3.5 million, related to the settlement of this dispute.

5.     COMPREHENSIVE LOSS

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The following table presents the components of the Company’s comprehensive loss:

	Three Months Ended
	March 31,

	2003	2002

Net loss	$(24,921)	$(9,122)
Other comprehensive income:
Foreign currency translation adjustments	62	83

Comprehensive loss	$(24,859)	$(9,039)

ILEX ONCOLOGY, INC.
MARCH 31, 2003 — QUARTERLY REPORT ON FORM 10-Q

6.     DEVELOPMENT AND DISTRIBUTION AGREEMENT

In January 2003, Schering AG obtained exclusive rights to develop, sell and distribute CAMPATH in Japan and the Asian Pacific Basin. The Company received an up-front payment and incurred an associated fee of 50% of such payment, both of which are being recognized over the life of the patent in that region. The Company will also receive payments upon completion of certain milestones and a royalty based on net sales of CAMPATH in Japan and the Asian Pacific Basin.

7.     COMMITMENTS AND CONTINGENCIES

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

In April 2003, ILEX Services settled a dispute with a former CRO customer. As a result of this settlement, ILEX Services will pay the former CRO customer $20.0 million in the second quarter of 2003. At March 31, 2003, this amount has been included in settlement-related liability in the Company’s consolidated balance sheet (see Note 4).

In March 2003, the Company finalized a license from Genentech covering the production of its monoclonal antibody against the CD52 target (see Note 1). At March 31, 2003, the license grant fee has been included in accounts payable – other in the Company’s consolidated balance sheet.

During 1998, the Company guaranteed a $1.0 million line of credit for Clinical Research Group, Inc. (CRG). The guarantee gave the Company access to a network of clinical sites managed by CRG. If the guarantee comes to redemption, the Company will obtain an ownership interest in CRG in accordance with the guarantee agreement. Under the terms of the agreement, the Company has maintained $651.0 in the form of securities as collateral for the guarantee as of March 31, 2003. As of March 31, 2003 the Company had yet to fund the guarantee, however it has been reserved for in prior financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements – Cautionary Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words anticipate, believe, estimate, expect and intend and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, risks associated with preclinical and clinical developments in the biopharmaceutical industry in general and in ILEX’s compounds under development in particular; the potential failure of the Company’s compounds under development to prove safe and effective for treatment of disease; uncertainties inherent in the early stage of the Company’s compounds under development; failure to successfully implement or complete clinical trials; failure to receive market clearance from regulatory agencies for our compounds under development; management’s ability to implement strategic initiatives; the ability of the Company to predict its future expenses and capital needs; the development of competing products; the ability of the Company to combine its disparate research capabilities and translate them into clinical drug development programs; uncertainties related to the Company’s dependence on and relationships with third parties and partners; general economic and market conditions; risks inherent in the biopharmaceutical industry; stock price volatility; variability of license, royalty and other revenue; risks related to the outcome of litigation and claims made against us; risks related to the market acceptance of CAMPATH; uncertainties related to protection of our intellectual property; rapid technological change could render our technologies obsolete; one-time events and those risks described herein, in the Company’s Report on Form 10-K filed March 14, 2003, and in other filings made by the Company with the SEC. Based upon changing conditions, should any one or more of these risks or uncertainties

ILEX ONCOLOGY, INC.
MARCH 31, 2003 — QUARTERLY REPORT ON FORM 10-Q

materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

The following discussion describes the Company’s financial position and results of operations for the three-month period ended March 31, 2003. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

OUR BUSINESS

We are building a product-driven biopharmaceutical company, primarily focused on oncology, by developing and commercializing a portfolio of novel treatments for both early and late stage cancers. We are leveraging our core competencies in clinical drug development to identify, develop and commercialize our proprietary product candidates. Our lead product, CAMPATH®, has been approved in the United States and Europe for treating patients with refractory chronic lymphocytic leukemia (CLL) and is distributed by Schering AG and its United States (U.S.) subsidiary, Berlex Laboratories, Inc. (Berlex). CAMPATH was developed in a 50/50 partnership with Millennium Pharmaceuticals, Inc. (Millennium). In December 2001, we acquired Millennium’s equity interest in ILEX Pharmaceuticals, L.P. (formerly known as Millennium & ILEX Partners, L.P. (the Partnership)). This transaction has helped streamline the process of developing CAMPATH in additional indications including nononcology indications. In addition to CAMPATH, we have multiple targeted product candidates in clinical trials, as well as several active preclinical programs. To date, we have built this pipeline primarily through focused development of leads obtained through the licensing and acquisition of promising drug candidates. In addition to our clinical development programs, we conduct drug discovery research, translational research and preclinical studies in the fields of signal transduction, angiogenesis inhibition, molecular receptor chemistry and medicinal phosphonate chemistry.

Since inception we have incurred losses and had an accumulated deficit through March 31, 2003, of $308.4 million. Our losses have resulted primarily from research and product development activities, including licensing of products and product and corporate acquisitions for which we incur in-process research and development fees, and related administrative expenses. We plan to continue to invest in key research and development activities. We expect to continue to incur operating losses throughout 2003. Our revenue for the foreseeable future will be limited to our profit participation and royalty revenue, product development revenue, interest income and other miscellaneous income.

In February 2001, we announced our intent to focus our in-house drug development capabilities on our own proprietary products, including those being jointly developed with partners. At that time, we began a transition out of the fee-for-service CRO business, which is expected to take at least one more year. We will continue to recognize revenue from current client projects, but we do not intend to take on any new fee-for-service contracts.

RECENT DEVELOPMENTS

In April 2003, our subsidiary, ILEX Oncology Services, Inc. (ILEX Services) settled a dispute with a former contract research organization (CRO) customer. As a result of this settlement, ILEX Services will pay the former CRO customer $20.0 million in the second quarter of 2003. We have recorded a settlement charge in the first quarter of 2003 of $16.5 million, which is net of insurance reimbursement of $3.5 million, related to the settlement of this dispute.

In March 2003, we finalized a license from Genentech covering the production of its monoclonal antibody against the CD52 target. At March 31, 2003, the license grant fee has been included in accounts payable – other in our consolidated balance sheet.

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

ILEX ONCOLOGY, INC.
MARCH 31, 2003 — QUARTERLY REPORT ON FORM 10-Q

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Operating Revenues

     Total revenue increased to $8.7 million in the first quarter of 2003, from $8.3 million in the first quarter of 2002. The overall increase of $0.4 million, or 5%, was due to several factors. First, product profit and royalty revenue, which is the Company’s share of CAMPATH net profits on U.S. sales and a royalty on the rest of the world sales, totaled $4.5 million in the first quarter of 2003 compared to $3.0 million in the first quarter of 2002. Second, product development revenue increased to $3.4 million in the first quarter of 2003 from $1.7 million in the first quarter of 2002, an increase of $1.7 million or 100%. The increase in product development revenue is due to an increase in spending for CAMPATH-related development activities as revenue that is recorded by the Partnership is based upon research and development expenses incurred. Revenue from the Company’s contract research services (CRO) decreased $2.8 million or 82% to $0.6 million in the first quarter of 2003 from $3.4 million in the first quarter of 2002. This decrease is the result of the Company’s continued transition out of the fee-for-service CRO business.

Operating Expenses

     Research and development costs. Research and development costs decreased slightly to $10.6 million in the first quarter of 2003, from $10.9 million in 2002. This decrease of $0.3 million, or 3%, was due to a decrease in direct payroll-related research and development costs partially offset by increased spending on our product pipeline.

     Selling, general and administrative costs. Selling, general and administrative costs increased to $3.7 million for the first quarter of 2003, compared to $2.9 million for the same quarter in 2002. This increase of $0.8 million, or 28%, is primarily due to an increase in legal fees resulting from the settlement, increased medical advisory board expenses and non-cash compensation charges.

     Depreciation and amortization. Depreciation and amortization decreased to $1.8 million from $1.9 million in 2002, a decrease of approximately $0.1 million or 5%. This decrease is the result of a lower property, plant and equipment balance throughout the first quarter of 2003 versus the same period in 2002.

     Licensing costs. Licensing costs increased to $0.6 million for the first quarter of 2003 from $0.5 million in the first quarter of 2002. This increase of $0.1 million or 20% is primarily related to legal expenses for product filing fees.

     Direct cost of research services. Direct cost of research services decreased to $0.4 million during the first quarter of 2003, from $2.0 million in 2002. This decrease of $1.6 million, or 80%, is attributable to the Company’s continued transition out of the fee-for-service business.

     Settlement charge. We incurred a settlement charge of $16.5 million in the first quarter of 2003. This charge is the result of the settlement of a dispute with a former client of our contract research organization.

Interest Income and Other, Net

     Interest and other income decreased to $1.2 million for the quarter ended March 31, 2003 from $2.5 million for the quarter ended March 31, 2002. This decrease of $1.3 million, or 52%, is attributable to a decrease in our cash balances from the same period last year as well as a decrease in the available interest rates on investment balances compared to interest rates in 2002.

ILEX ONCOLOGY, INC.
MARCH 31, 2003 — QUARTERLY REPORT ON FORM 10-Q

Interest Expense

     Interest expense decreased to $1.1 million for the quarter ended March 31, 2003 from $1.8 million for the quarter ended March 31, 2002. Interest expense relates to the imputed interest on the note to Millennium for our purchase of their interest in the Partnership. The decrease of $0.7 million or 39% is a result of the decrease in the outstanding balance on which interest expense is calculated.

Net Loss

     Net loss increased $15.8 million in the first quarter of 2003 to $24.9 million, from $9.1 million in 2002. Net loss per share increased $0.48 per share to $0.76 per share in 2003, from $0.28 per share in 2002. Excluding the settlement charge of $16.5 million in the first quarter of 2003, non-GAAP net loss was $8.4 million compared to $9.1 million in the first quarter of 2002. The Company’s non-GAAP net loss per share was $0.26 for the quarter ended March 31, 2003 compared to $0.28 per share for the same period in 2002. Management of the Company believes that the aforementioned non-GAAP measure of net loss and net loss per share is useful for investors as it excludes the significant, unusual settlement charge. Management also believes that excluding the settlement charge from our GAAP net loss provides users of the Company’s financial statements an important insight into our net results and the related trends, which are affecting our core business. The following table shows the reconciliation of our GAAP net loss and net loss per share to our non-GAAP net loss and net loss per share:

	Net Loss	Loss per share

GAAP net loss and loss per share	$(24,921)	$(0.76)
Settlement charge	16,500	0.50

Non-GAAP net loss and loss per share	$(8,421)	$(0.26)

LIQUIDITY AND CAPITAL RESOURCES

     We have historically financed our operations primarily through the sale of our capital stock, through development and licensing fee revenues provided by our collaborative partners under our collaborative agreements and through fee-for-service or participatory revenues pursuant to contracts with our CRO clients.

     At March 31, 2003, we had cash, cash equivalents, restricted investments and investments in marketable securities of $177.2 million and working capital of $106.2 million. Cash, cash equivalents, restricted investments and investments in marketable securities decreased by $13.8 million in the first quarter of 2003 as a result of general operating requirements as well as development spending on our product candidates.

     In April 2003, our subsidiary, ILEX Oncology Services, Inc. (ILEX Services) settled a dispute with a former CRO customer. As a result of this settlement, ILEX Services will pay the former CRO customer $20.0 million in the second quarter of 2003. We have recorded a settlement charge in the first quarter of 2003 of $16.5 million, which is net of insurance reimbursement of $3.5 million, related to the settlement of this dispute.

     In December 2001, Genentech announced that it was granted a patent relating to fundamental methods and compositions for the production of monoclonal antibodies using anti-recombinant DNA technology. This proceeding entitled Genentech to priority over the patent held by the Celltech Group PLC, who had first received the patent in 1989. In March 2003, we finalized a license from Genentech covering the production of our CAMPATH 1-H monoclonal antibody against the CD52 target. Accordingly, as of March 31, 2003, we have recorded an intangible asset of $2.0 million associated with the license grant fee paid to Genentech in April 2003, which will be amortized over the remaining patent life of 13 years. We will also pay milestones and royalties based upon net U.S. sales levels.

     We expect our current funds will be adequate to cover all of our obligations for at least the next year. Until our business can generate sufficient levels of cash from product sales, we expect to continue to finance our operations through existing cash, revenue from collaborative relationships, and proceeds from the sale of equity securities.

     We plan to continue our policy of investing available funds in government securities and investment-grade, interest-bearing securities, none of which matures in more than two years. We do not invest in derivative financial

ILEX ONCOLOGY, INC.
MARCH 31, 2003 — QUARTERLY REPORT ON FORM 10-Q

instruments, as defined by Statement of Financial Accounting Standards No. 133 and 138.

     Our future expenditures and capital requirements will depend on numerous factors, including but not limited to: the progress of our research and development programs; the progress of our non-clinical and clinical testing; the magnitude and scope of these activities; the time and costs involved in obtaining regulatory approvals; the cost of filing, prosecuting; defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes in or termination of existing collaborative arrangements; the ability to establish, maintain and avoid termination of collaborative arrangements and the purchase of capital equipment and acquisitions of compounds, technologies or businesses. At March 31, 2003, we did not have any material commitments for capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

We are exposed to some market risk through interest rates, related to our investment of cash, cash equivalents, restricted investments and investments in marketable securities of $177.2 million at March 31, 2003. These funds are generally invested in interest-bearing securities, primarily with maturities of one year or less. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 50 basis points, we would not expect there to be a material effect on our results of operations or on our balance sheet. We have not used derivative financial instruments in our investment portfolio.

Our European operations are denominated in local currency. We have unhedged transaction exposures in these currencies, which are not considered material. We have not entered into any forward foreign exchange contracts for speculative, trading or other purposes.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2003 an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2003.

Changes in Internal Controls.

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

ILEX ONCOLOGY, INC.
MARCH 31, 2003 — QUARTERLY REPORT ON FORM 10-Q

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of the Company filed May 31, 2000 (Incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed August 8, 2000)

3.2	Bylaws of the Company, as amended (Incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

11.1*	Computation of Net Loss per Share

99.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K: No reports on Form 8-K were filed in the first quarter of 2003.

*	Filed herewith.

ILEX ONCOLOGY, INC.
MARCH 31, 2003 — QUARTERLY REPORT ON FORM 10-Q

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Antonio, Texas, on May 13, 2003.

ILEX ONCOLOGY, INC

By:	/s/ JEFFREY H. BUCHALTER

Jeffrey H. Buchalter
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ MARK P. MELLIN

Mark P. Mellin
Senior Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)

ILEX ONCOLOGY, INC.
MARCH 31, 2003 — QUARTERLY REPORT ON FORM 10-Q

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

Date: May 13, 2003

/s/ JEFFREY H. BUCHALTER

Jeffrey H. Buchalter President and Chief Executive Officer (Principal Executive Officer)

ILEX ONCOLOGY, INC.
MARCH 31, 2003 — QUARTERLY REPORT ON FORM 10-Q

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

Date: May 13, 2003

/s/ MARK P. MELLIN

Mark P. Mellin Senior Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of the Company filed May 31, 2000 (Incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed August 8, 2000)
3.2	Bylaws of the Company, as amended (Incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)
11.1*	Computation of Net Loss per Share
99.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.