Form 10-Q
period 2003-06-30
ILEX ONCOLOGY INC
filed 2003-08-14
CIK 1001915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes  ☒  No  ☐.

The number of shares outstanding of the Registrant’s common stock as of August 6, 2003 is 38,334,560.

ILEX ONCOLOGY, INC.

JUNE 30, 2003 - QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

ASSETS

	June 30, 2003	December 31, 2002
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$40,170	$29,679
Investments in marketable securities	105,847	123,591
Restricted investments	976	976
Accounts receivable, net of allowance for doubtful accounts of $23 and $30 in 2003 and 2002, respectively	856	1,025
Accounts receivable – Schering AG	11,339	4,701
Other receivables	2,115	3,500
Prepaid expenses and other	2,975	2,273

Total current assets	164,278	165,745

NON-CURRENT ASSETS:
Investments in marketable securities	4,294	34,737
Restricted investments	2,017	2,017
Completed technology asset, net of accumulated amortization of $6,943 and $4,629 in 2003 and 2002, respectively	57,857	60,171
Other intangible assets, net of accumulated amortization of $339 and $200 in 2003 and 2002, respectively	4,461	2,600
Goodwill	213	213
Other assets	855	283
Total non-current assets	69,697	100,021

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation of $9,142 and $7,950 in 2003 and 2002, respectively.	4,849	5,140

Total assets	$238,824	$270,906

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2003	December 31, 2002
	(unaudited)
CURRENT LIABILITIES:
Accounts payable—
Related parties	$2	$136
Other	7,203	8,214
Accrued liabilities—
Related parties	394	455
Other	4,933	6,378
Deferred revenue	2,824	879
Advances from Schering AG	—	2,577
Note payable	58,256	38,099

Total current liabilities	73,612	56,738

NON-CURRENT LIABILITIES:
Deferred revenue	1,146	—
Note payable	18,287	36,155
Other non-current liabilities	747	771

Total non-current liabilities	20,180	36,926

Total liabilities	93,792	93,664

COMMITMENTS AND CONTINGENCIES (see Note 9)

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 32,800,945 and 32,529,282 shares issued and outstanding in 2003 and 2002, respectively	329	326
Additional paid-in capital	461,998	460,014
Deferred compensation	(576)	—
Accumulated deficit	(317,143)	(283,430)
Accumulated other comprehensive income	424	332

Total stockholders’ equity	145,032	177,242

Total liabilities and stockholders’ equity	$238,824	$270,906

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

REVENUE:
Product profit and royalty	$8,559	$2,122	$13,058	$5,121
Product development	859	2,261	4,211	3,984
Contract research services	464	2,550	1,094	5,926
Other	245	495	449	668

Total revenue	10,127	7,428	18,812	15,699

OPERATING EXPENSES:
Research and development costs	11,920	12,089	22,532	23,023
Selling, general and administrative	3,154	2,949	6,874	5,837
Depreciation and amortization	2,039	1,817	3,856	3,678
Licensing costs	1,453	4,675	2,011	5,134
Direct cost of research services	309	1,727	749	3,716
Settlement charge	—	—	16,500	—

Total operating expenses	18,875	23,257	52,522	41,388

OPERATING LOSS	(8,748)	(15,829)	(33,710)	(25,689)

OTHER INCOME (EXPENSE):
Interest income and other, net	1,157	2,158	2,363	4,679
Interest expense	(1,145)	(1,808)	(2,289)	(3,579)

LOSS BEFORE INCOME TAXES	(8,736)	(15,479)	(33,636)	(24,589)

Provision for foreign income taxes	(56)	(7)	(77)	(19)

NET LOSS	$(8,792)	$(15,486)	$(33,713)	$(24,608)

BASIC AND DILUTED NET LOSS PER SHARE	$(.27)	$(.48)	$(1.03)	$(.76)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING	32,737	32,476	32,659	32,423

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,713)	$(24,608)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	3,856	3,678
Non-cash compensation expense	479	—
Gain on investment in marketable securities	—	(435)
Bad debt provision	(7)	(46)
(Gain) Loss on disposal of equipment	(6)	18
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	(4,970)	2,294
Increase in prepaid expenses and other	(702)	(319)
(Increase) decrease in other non-current assets	(572)	226
Decrease in accounts payable and accrued liabilities	(5,191)	(7,771)
Increase (decrease) in deferred revenue	3,091	(1,874)
Increase in interest on note payable	2,289	3,579
Decrease in other non-current liabilities	(24)	(3,642)

Net cash used in operating activities	(35,470)	(28,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net activity of marketable securities’ transactions	48,187	1,962
Increase in intangible assets	(2,000)	—
Purchase of property and equipment	(1,261)	(941)
Proceeds from sale of property and equipment	10	—

Net cash provided by investing activities	44,936	1,021

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and warrants	826	1,552
Principal payments for capital lease obligations	(37)	(31)

Net cash provided by financing activities	789	1,521

Effect of Exchange Rate Changes on Cash and Cash Equivalents	236	274

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,491	(26,084)

CASH AND CASH EQUIVALENTS, beginning of period	29,679	84,518

CASH AND CASH EQUIVALENTS, end of period	$40,170	$58,434

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share information, per share information or as otherwise indicated) (unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of presentation

The accompanying interim Consolidated Financial Statements presented herein include the accounts of ILEX Oncology, Inc. and its subsidiaries (“the Company” or “ILEX”). All significant intercompany transactions and accounts have been eliminated in consolidation.  These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In management’s opinion, all adjustments, which consist of only normal, recurring adjustments, that are necessary for a fair presentation of financial position and results of operations have been made.  Certain prior year amounts have been reclassified to conform to the 2003 presentation.

It is recommended that these interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Outlicensing Revenue

Outlicensing revenue is earned and recognized based on the performance requirements of the contract. Non-refundable license fees for which no further performance obligations exist, and no continuing involvement by the Company is required, are recognized on the earlier of when the payments are received or when collection is assured.   Revenue from non-refundable upfront license fees where we continue involvement through development collaboration or have an obligation to supply product is recognized ratably over the applicable development period or patent life.

Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements. Revenue under research and development cost reimbursement contracts is recognized as the related costs are incurred.  Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

Stock-based compensation

The Company uses the intrinsic value method in accounting for its stock compensation plans.  Had compensation cost for the Company’s stock compensation plans been determined based upon a fair value method consistent with Statement of Financial Accounting Standard (SFAS) No. 123 the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

		Three Months Ended June 30,		Six Months Ended June 30,
		2003	2002	2003	2002

Net loss	As reported	$(8,792)	$(15,486)	$(33,713)	$(24,608)
	Stock grant compensation cost included in reported loss	107	—	479	—
	Fair value cost	(1,391)	(2,749)	(3,936)	(5,485)
	Pro forma	$(10,076)	$(18,235)	$(37,170)	$(30,093)

Loss per share basic and diluted	As reported	$(0.27)	$(0.48)	$(1.03)	$(0.76)
	Stock grant compensation cost included in reported loss	—	—	.01	—
	Fair value cost	(0.04)	(0.08)	(0.12)	(0.17)
	Pro forma	$(0.31)	$(0.56)	$(1.14)	$(0.93)

Intangible assets and goodwill

In December 2001, Genentech announced that it was granted a patent relating to fundamental methods and compositions for the production of monoclonal antibodies using recombinant DNA technology, as a result of a favorable decision in a patent interference proceeding.  This proceeding entitled Genentech to priority over the patent held by the Celltech Group PLC, who had first received the patent in 1989.   In March 2003, the Company finalized a license from Genentech covering the production of its CAMPATH 1-H monoclonal antibody against the CD52 target.  Accordingly, as of March 31, 2003, the Company  recorded an intangible asset of $2.0 million associated with the license grant fee paid to Genentech in April 2003, which is currently being amortized over the remaining CAMPATH patent life of 13 years.  The Company will also pay milestones and royalties based upon net U.S. sales levels.  As of June 30, 2003, the Company has recorded accumulated amortization of $39.0 related to this asset.

In connection with the Company’s December 31, 2001 acquisition of Millennium Pharmaceuticals, Inc.’s (Millennium’s) interest in ILEX Pharmaceuticals, L.P., formerly known as Millennium & ILEX, L.P. (the Partnership), the Company has recorded intangible assets classified as completed technology and a trademark in the amounts of $64.8 million and $2.8 million, respectively.  These intangible assets are currently being amortized under the straight-line method over 14 years.   As of June 30, 2003, the Company has recorded accumulated amortization of $7.2 million related to these assets.

The Company acquired Symphar S.A. on February 13, 2001.  SFAS No. 141 required that the Company recognize its assembled workforce as goodwill rather than an intangible asset as it does not meet the specified criteria for recognition apart from goodwill.  The Company’s goodwill was reviewed as of December 31, 2002 and will continue to be reviewed at least annually for impairment.  The Company believes that there was no impairment of its goodwill as of December 31, 2002.  As of June 30, 2003, no events have occurred that would cause the Company to change its assessment of the recoverability of its goodwill.

2.     LOSS PER SHARE

Diluted net loss per share is equal to basic net loss per share, as the effect of all common stock equivalents is antidilutive.

3.     STATEMENTS OF CASH FLOWS

Non-cash investing and financing activities for the six months ended June 30, 2003 and 2002, include the following:

	2003	2002
Receivable from exercise of options	106	—
Deferred compensation – stock grant	(576)	—

Supplemental disclosures of cash flow information for the six months ended June 30, 2003 and 2002 include the following:

	2003	2002
Cash paid for interest	$1	$6

4.     CAMPATH SALES

Our product profit and royalty revenue, which is based upon CAMPATH sales, was $8.6 million in the second quarter of 2003.  Global net sales of CAMPATH, recorded by Schering AG and Berlex were $23.3 million for the second quarter of 2003.  We estimate that approximately $7.0 million of the Schering AG and Berlex global net sales in the second quarter of 2003 represents increases in wholesaler inventory levels.  Accordingly, we believe that our second quarter of 2003 net results were favorably impacted by the increases in wholesaler inventory levels.

5.     SETTLEMENT CHARGE

In April 2003, the Company’s subsidiary, ILEX Oncology Services, Inc, (ILEX Services) settled a dispute with a former contract research organization (CRO) customer.  As a result of this settlement, ILEX Services paid the former CRO customer $20.0 million in June of 2003.  The Company recorded a settlement charge in the first quarter of 2003 of $16.5 million, which is net of insurance reimbursement of $3.5 million, related to the settlement of this dispute.

6.     COMPREHENSIVE LOSS

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The following table presents the components of the Company’s comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(8,792)	$(15,486)	$(33,713)	$(24,608)
Other comprehensive income:
Foreign currency translation adjustments	30	235	92	318

Comprehensive loss	$(8,762)	$(15,251)	$(33,621)	$(24,290)

7.     DEVELOPMENT AND DISTRIBUTION AGREEMENT

In January 2003, Schering AG obtained from the Company the exclusive development, marketing and distribution rights to CAMPATH in Japan, China and other Asian countries.  The Company received an up-front payment and incurred an associated fee of 50% of such payment to the Licensor, both of which are being recognized over the life of the patent in that region.  The Company may also receive payments upon completion of certain milestones and a royalty based on net sales of CAMPATH in those areas.

8.     LICENSING AGREEMENTS

In May 2003, the Company signed an agreement with QuatRx Pharmaceuticals, Co. (QuatRx), granting QuatRx an exclusive, worldwide license to certain cardiovascular research platforms.  The Company received an upfront payment of $2.5 million, which was recorded in deferred revenue at June 30, 2003. The Company believes it will be recognized as income in the third quarter of 2003, when all technical information relating to the research platforms has been transferred to QuatRx.  ILEX may also receive payments upon the completion of certain milestones and royalties based on net sales of a product developed from these research platforms.

In March 2001, ILEX obtained the co-development rights to clofarabine in the U.S. and Canada from Bioenvision, Inc. (Bioenvision).  Under the co-development agreement, we have the opportunity to obtain, after the satisfaction of certain conditions, the exclusive commercialization rights to clofarabine in the U.S. and Canada and an economic interest in the drug in Europe.   The Company also shares in clinical development costs for European development.

9.     COMMITMENTS AND CONTINGENCIES

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

In connection with the license grant fee paid to Genentech in April 2003, the Company will also pay milestones and royalties based upon net U.S. sales levels.  The Company anticipates achievement of certain sales milestones and has expensed approximately $893.0 associated with the achievement of these sales milestones as of June 30, 2003.

The Company acquired Convergence Pharmaceuticals in 1999 and is continuing Phase I testing of one of the Convergence molecules.  The Company is considering the extension of the second milestone date associated with clinical testing.  Depending upon the clinical trial results, such extension, if granted, may result in the Company issuing 500,000 additional earn-out shares to the former Convergence owners.

During 1998, the Company guaranteed a line of credit for Clinical Research Group, Inc. (CRG).  The guarantee gave the Company access to a network of clinical sites managed by CRG.  If the guarantee comes to redemption, the Company will obtain an ownership interest in CRG in accordance with the guarantee agreement. Under the terms of the agreement, the Company has maintained $651.0 in the form of securities as collateral for the guarantee as of June 30, 2003.  As of June 30, 2003 the Company had yet to fund the guarantee, however it has been reserved for in prior financial statements.

10.  SUBSEQUENT EVENTS

In the second quarter of 2003, the Company notified Millennium Pharmaceuticals, Inc. of its intent to pay $10.0 million of the $20.0 million debt maturity payment, due on August 14, 2003, in ILEX common stock and has filed an S-3 to register the resale of $10.0 million in shares of common stock by Millennium.  The remaining $20.0 million of the $40.0 million annual debt maturity will be paid at the end of 2003.

On August 4, 2003, the Company completed an underwritten public offering of our common stock, pursuant to which we sold 5.5 million shares.  In addition, the Cancer Therapy and Research Center Endowment, an ILEX shareholder, offered 500,000 shares of our common stock.  Proceeds, net of costs to the Company, from this offering were approximately $87.5 million.   The Company anticipates that the net proceeds from this offering will be used to fund clinical trials of the Company’s lead product candidates; for clinical and preclinical studies for the Company’s other product candidates; for potential licenses and acquisitions of other businesses or complementary products and technologies; and for working capital, capital expenditures and other general corporate purposes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements – Cautionary Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management.  When used in this report, the words “anticipate”, “believe”, “estimate”, “expect” and “intend” and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements.  All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements.  We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including: risks associated with preclinical and clinical developments in the biopharmaceutical industry in general and in ILEX’s compounds under development in particular; the potential failure of the Company’s compounds under development to prove safe and effective for treatment of disease; uncertainties inherent in the early stage of the Company’s compounds under development; failure to successfully implement or complete clinical trials; failure to receive market clearance from regulatory agencies for our compounds under development; management’s ability to implement strategic initiatives; the ability of the Company to predict its future expenses and capital needs; the development of competing products; the ability of the Company to combine its disparate research capabilities and translate them into clinical drug development programs; uncertainties related to the Company’s dependence on and relationships with third parties and partners; general economic and market conditions; risks inherent in the biopharmaceutical industry; stock price volatility; variability of license, royalty and other revenue; risks related to the outcome of litigation and claims made against us; risks related to the market acceptance of CAMPATH; uncertainties related to protection of our intellectual property; failure to satisfy performance obligations in our licenses or other contracts; uncertainty regarding our patents and patent rights (including the risk that we may be forced to engage in costly litigation to protect such patent rights and the material harm to us if there were an unfavorable outcome of any such litigation); rapid technological change could render our technologies obsolete; one-time events and those risks described herein, in the Company’s Report on Form 10-K  filed March 14, 2003, and in other filings made by the Company with the SEC. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

The following discussion describes the Company’s financial position and results of operations for the three and six-month periods ended June 30, 2003. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

OUR BUSINESS

We are a product-driven biopharmaceutical company focused on developing and commercializing a portfolio of novel therapeutic treatments primarily in oncology. We have leveraged our core competencies in clinical drug development to identify, develop and commercialize our proprietary product candidates.  Our lead product is marketed in the United States as CAMPATH® and in Europe and other countries as MABCAMPATH® for the treatment of patients with B-cell chronic lymphocytic leukemia (CLL) who have been treated with alkylating agents and who have failed fludarabine therapy.  CLL is a type of blood cancer characterized by progressive accumulation of B-lymphocytes, a type of immune system cell formed in the bone marrow.   In addition to CAMPATH, we have product candidates in clinical trials, principally addressing oncology, as well as several active preclinical and drug discovery programs.   Our pipeline comprises product candidates at various stages of clinical development, including monoclonal antibodies, agents that have toxic effects on certain cells (cytotoxic agents) or inhibit cellular growth (cytostatic agents) with novel mechanisms of action, agents that inhibit the formation of new blood vessels (angiogenesis inhibitors) and agents which block cellular messaging associated with cancer growth and metastasis (signal transduction inhibitors).

We have incurred losses since inception and had an accumulated deficit through June 30, 2003 of $317.1 million. Our losses have resulted primarily from research and product development activities, including licensing of products and product and corporate acquisitions for which we incur in-process research and development fees and related administrative expenses. We plan to continue to invest in key research and development activities.  We expect to continue to incur operating losses throughout 2003.  Our revenue for the foreseeable future will be limited to our product profit and royalty revenue, product development revenue, interest income and other miscellaneous income.

In February 2001, we announced our intent to focus our in-house drug development capabilities on our own proprietary products, including those being jointly developed with partners.  At that time, we began a transition out of the fee-for-service contract research organization (CRO) business.  We expect this transition to be completed by the second quarter of 2004.  We will continue to recognize revenue from current client projects, but we do not intend to take on any new fee-for-service contracts.

RECENT DEVELOPMENTS

On August 4, 2003, the Company completed an underwritten public offering of our common stock, pursuant to which we sold 5.5 million shares.  In addition, the Cancer Therapy and Research Center Endowment, an ILEX shareholder, offered 500,000 shares of our common stock.  Proceeds, net of costs to the Company, from this offering were approximately $87.5 million.   The Company anticipates that the net proceeds from this offering will be used to fund clinical trials of the Company’s lead product candidates; for clinical and preclinical studies for the Company’s other product candidates; for potential licenses and acquisitions of other businesses or complementary products and technologies; and for working capital, capital expenditures and other general corporate purposes.

In the second quarter of 2003, we notified Millennium Pharmaceuticals, Inc. of our intent to pay $10.0 million of the $20.0 million debt maturity payment, due on August 14, 2003, in ILEX common stock and we filed a Form S-3 to register the resale of $10.0 million in shares of common stock by Millenium.  The remaining $20.0 million of the $40.0 million annual debt maturity will be paid at the end of 2003.

In May 2003, we signed an agreement with QuatRx Pharmaceuticals, Co. (QuatRx), granting QuatRx an exclusive, worldwide license to certain cardiovascular research platforms.  We received an upfront payment of $2.5 million, which was recorded in deferred revenue at June 30, 2003 and we believe it will be recognized as income in the third quarter of 2003, when all technical information relating to the research platforms has been transferred to QuatRx.  We may also receive payments upon the completion of certain milestones and royalties based on net sales of a product developed from these research platforms.

In April 2003, our subsidiary, ILEX Oncology Services, Inc, (ILEX Services) settled a dispute with a former CRO customer.  As a result of this settlement, ILEX Services paid the former CRO customer $20.0 million in June 2003.  We have recorded a settlement charge in the first quarter of 2003 of $16.5 million, which is net of insurance reimbursement of $3.5 million, related to the settlement of this dispute.

In March 2003, we finalized a non-exclusive patent license from Genentech covering the production of CAMPATH.  The license grant fee of $2.0 million was paid in the second quarter of 2003 and is currently being amortized over 13 years.

CRITICAL ACCOUNTING POLICIES

We believe that our most critical accounting issues include our policy for the recognition of revenue from outlicensing agreements, the valuation and impairment review of the intangible assets acquired in connection with the purchase of Millennium’s interest in the Partnership and the process of determining the amount of in-process research and development obtained in an acquisition.

Outlicensing revenue is earned and recognized based on the performance requirements of the contract. Non-refundable license fees for which no further performance obligations exist, and no continuing involvement by the Company is required, are recognized on the earlier of when the payments are received or when collection is assured.   Revenue from non-refundable license fees where we continue involvement through development collaboration or have an obligation to supply product is recognized ratably over the applicable development period or patent life.

Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements. Revenue under research and development cost reimbursement contracts is recognized as the related costs are incurred.  Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

The amount recorded as completed technology and the amount recorded as trademark within our other intangible assets were determined based on an independent appraisal of the estimated timing and amount of revenue to be generated from sales of CAMPATH.   Amounts recorded as in-process research and development are based upon assumptions and estimates regarding the amount and timing of projected revenues and costs as well as the appropriate discount rates and expected trends in technology.  No assurance can be given, however, that the underlying assumptions used to estimate revenue, development costs or profitability or the events associated with such projects will transpire as estimated.  For these reasons, actual results may vary from projected results.  The most significant and uncertain assumptions relating to the in-process projects relate to the projected timing of completion and revenues attributable to each project.

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Operating Revenues

Total revenue increased to $18.8 million in the first six months of 2003, from $15.7 million in the first six months of 2002, an overall increase of $3.1 million, or 20%.  The increase is attributable to product profit and royalty revenue, which is the Company’s share of CAMPATH net profits on U.S. sales and a royalty on the rest of the world sales.  Product profit and royalty revenue increased to $13.1 million in the first six months of 2003 from $5.1 million in the first six months of 2002, an increase of $8.0 million.   Product development revenue increased slightly to $4.2 million for the first six months of 2003 from $4.0 million for the same period in 2002, an increase of $0.2 million or 5%.  Revenue from the Company’s CRO services decreased $4.8 million or 81% to $1.1 million in the first six months of 2003 from $5.9 million in the first six months of 2002.  This decrease is the result of the Company’s continued transition out of the fee-for-service CRO business.

Operating Expenses

Research and development costs.  Research and development costs decreased to $22.5 million for the first six months of 2003, from $23.0 million in 2002. This decrease of $0.5 million, or 2%, was due to a decrease in payroll and facility-related research and development costs, which were partially offset by increased other direct research and development costs.

Selling, general and administrative costs.  Selling, general and administrative costs increased to $6.9 million for the six months of 2003, compared to $5.8 million for the same period in 2002.  This increase of $1.1 million, or 19%, is primarily due to legal fees associated with the settlement charge  and non-cash compensation charges.

Depreciation and amortization.  Depreciation and amortization increased to $3.9 million from $3.7 million in 2002, an increase of approximately $0.2 million, or 5%.   The increase is the result of an increase in intangible assets in 2003, and additional purchases of fixed assets.

Licensing costs.  Licensing costs decreased to $2.0 million for the first six months of 2003 from $5.1 million in the first six months of 2002, a decrease of $3.1 million, or 61%.  Licensing costs for the first six months of 2003 consist primarily of expense accruals for the achievement of milestones associated with the license grant from Genentech, a license fee expense accrual related to MUC-1 and other filing fees.  Licensing costs in 2002 consisted primarily of a  $4.0 million license fee expense accrual related to an exclusive worldwide license from BASF Pharma for ILX-651.

Direct cost of research services.  Direct cost of research services decreased to $0.7 million during the first six months of 2003, from $3.7 million in 2002.  This decrease of $3.0 million, or 81%, is attributable to the Company’s continued transition out of the fee-for-service business.

Settlement charge. We incurred a settlement charge of $16.5 million in the first quarter of 2003.  This charge is the result of the settlement of a dispute with a former CRO client.

Interest Income and Other, Net

Interest and other income decreased to $2.4 million for the first six months of 2003 from $4.7 million for the first six months of 2002. This decrease of $2.3 million, or 49%, is attributable to a decrease in our cash balances from the same period last year as well as a decrease in the available interest rates on investment balances compared to interest rates in 2002.

Interest Expense

Interest expense decreased to $2.3 million for the first six months of 2003 from $3.6 million for the same period in 2002.  Interest expense relates to the imputed interest on the note to Millennium for our purchase of their interest in the Partnership.  The decrease of $1.3 million, or 36% is a result of the decrease in the outstanding balance on which interest expense is calculated.

Net Loss

Net loss increased $9.1 million in the first six months of 2003 to $33.7 million, from $24.6 million in the same period of 2002. Net loss per share increased $0.27 per share for the same periods to $1.03 per share in 2003, from $0.76 per share in 2002.  Excluding the settlement charge of $16.5 million for the six months ended June 30, 2003, non-GAAP net loss was $17.2 million compared to $24.6 million in for the six months ended June 30, 2002.  Management of the Company believes that the aforementioned non-GAAP measure of net loss and net loss per share is useful for investors as it excludes the significant, unusual settlement charge.  Management also believes that excluding the settlement charge from our GAAP net loss provides users of the Company’s financial statements an important insight into our net results and the related trends, which are affecting our core business.  Non-GAAP net loss and loss per share should not be considered in isolation and are not intended to represent an alternative measure of operating or net results or any other measure of performance determined in accordance with GAAP.  The following table shows the reconciliation of our GAAP net loss and net loss per share to our non-GAAP net loss and net loss per share for the six months ended June 30, 2003:

	Net Loss	Loss per share

GAAP net loss and loss per share	$(33,713)	$(1.03)
Settlement charge	16,500	0.50
Non-GAAP net loss and loss per share	$(17,213)	$(0.53)

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Operating Revenues

Total revenue increased to $10.1 million in the second quarter of 2003, from $7.4 million in the second quarter of 2002. The overall increase of $2.7 million, or 36%, was due to the increase in the Company’s product profit and royalty revenue.  Product profit and royalty revenue, which is the Company’s share of CAMPATH net profits on U.S. sales and a royalty on the rest of the world sales, totaled $8.6 million in the second quarter of 2003 compared to $2.1 million in the second quarter of 2002, and increase of $6.5 million over the same period last year.  Global net sales of CAMPATH, recorded by Schering AG and its U.S. affiliate, Berlex Laboratories, Inc. (Berlex), were $23.3 million in the second quarter of 2003.   We estimate that approximately $7.0 million of these sales resulted from increases in wholesaler inventory levels.  We also estimate that our product profit and royalty revenues were favorably impacted as a result of this increase by approximately $3.8 million.  Product development revenue decreased to $0.9 million in the second quarter of 2003 from $2.3 million in the second quarter of 2002, a decrease of $1.4 million, or 61%.  Product development revenue is based upon Schering AG’s contribution of research and development expenses and decreased primarily as a result of the advance balance from Schering AG being depleted in the first quarter of 2003.  Revenue from the Company’s CRO services decreased $2.1 million, or 81% to $0.5 million in the second quarter of 2003 from $2.6 million in the second quarter of 2002.  This decrease is the result of the Company’s continued transition out of the fee-for-service CRO business.

Operating Expenses

Research and Development Costs.  Research and development costs decreased to $11.9 million in the second quarter of 2003, from $12.1 million in 2002. This decrease of $0.2 million, or 2%, was due to a decrease in payroll and facility-related research and development costs partially offset by other direct costs.

Selling, General and Administrative Costs.  Selling, general and administrative costs increased approximately $0.2 million to $3.2 million for the second quarter of 2003, compared to the same quarter in 2002.    This slight increase is primarily the result of legal fees associated with the settlement charge and non-cash compensation charges.

Depreciation and Amortization.  Depreciation and amortization increased to $2.0 million in the second quarter of 2003 from $1.8 million in 2002, an increase of $0.2 million, or 11%.  This increase is primarily the result of an additional intangible asset of $2.0 million and the corresponding increase in amortization.

Licensing Costs.  Licensing costs decreased to $1.5 million in the second quarter of 2003, from $4.7 million in 2002, a decrease of  $3.2 million, or 68%.  Licensing costs for the second quarter of 2003 consist primarily of expense accruals for the achievement of milestones associated with the license grant from Genentech, a license fee expense accrual related to MUC1 and additional filing fees.  Licensing costs for the second quarter of 2002 consist primarily of a license fee expense accrual of $4.0 million related to an exclusive worldwide license from BASF Pharma for ILX-651.

Direct Costs of Research Services.  Direct costs of research services decreased to $0.3 million during the second quarter of 2003, from $1.7 million in 2002.  This decrease of $1.4 million, or 82%, is attributable to our continued transition out of CRO business.

Interest Income and Other, Net

Interest and other income decreased to $1.2 million for the quarter ended June 30, 2003, from $2.2 million for the quarter ended June 30, 2002. This decrease of $1.0 million, or 45%, is attributable to a decrease in our cash balances from the same period last year as well as a decrease in the available interest rates on investment balances compared to interest rates in 2002.

Interest Expense

Interest expense decreased to $1.1 million for the second quarter of 2003 from $1.8 million for the same period in 2002.  Interest expense relates to the imputed interest on the note to Millennium for our purchase of their interest in the Partnership.  The decrease of $0.7 million, or 39%, is a result of the decrease in the outstanding balance on which interest expense is calculated.

Net Loss

Net loss decreased $6.7 million in the second quarter of 2003, or 43%, to $8.8 million, from $15.5 million in 2002. Net loss per share decreased $0.21 per share to $0.27 per share in 2003, from $0.48 per share in 2002.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations primarily through the sale of our capital stock, through development and licensing fee revenues provided by our collaborative partners under our collaborative agreements and through fee-for-service or participatory revenues pursuant to contracts with our CRO clients.

At June 30, 2003, we had cash, cash equivalents, restricted investments and investments in marketable securities of $153.3 million and working capital of $90.7 million. Cash, cash equivalents, restricted investments and investments in marketable securities decreased by $37.7 million in the first six months of 2003 as a result of general operating requirements, the previously discussed settlement charge and the development spending on our product candidates.

On August 4, 2003, the Company completed an underwritten public offering of our common stock pursuant to which, we sold 5.5 million shares.  Additionally, the Cancer Therapy Research Center Endowment, an ILEX shareholder, offered 500,000 shares of our common stock.  Proceeds, net of costs to the Company, from this offering were approximately $87.5 million.  The company anticipates that the net proceeds from this offering will be used to fund clinical trials of the Company’s lead product candidates; for clinical and preclinical studies for the Company’s other product candidates; for potential licenses and acquisitions of other businesses or complementary products and technologies; and for working capital, capital expenditures and other general corporate purposes.

On October 29, 2001, we announced that we had entered into a definitive agreement to purchase Millennium’s 50% equity interest in the Partnership.  The acquisition closed on December 31, 2001.  We estimated the purchase price at $127.6 million based on the net present value of the required future cash payments discounted at 6.5%, our estimated incremental borrowing rate on the date of purchase.  The terms of the agreement required an initial cash payment of $20.0 million and an additional $120.0 million in scheduled payments over the following three years. The first of these scheduled payments of $40.0 million in cash was made on December 31, 2002.  Additionally, $40.0 million is due in 2003 and 2004, of which $10.0 million in each of those years may be paid with our common stock at our option and subject to certain terms and conditions.   In 2003 and 2004, $20.0 million of the $40.0 million is due following the calendar quarter in which net U.S. CAMPATH sales exceed a certain level.  This first $20.0 million maturity, based on net U.S. CAMPATH sales, will be made in the third quarter of 2003 and we have notified Millennium of our intent to pay $10.0 million of such maturities in shares of our common stock.  The remaining $20.0 million of the $40.0 million annual debt maturity for 2003 will be paid at the end of 2003.  In addition, Millennium will be entitled to royalties based upon net U.S. CAMPATH sales above certain levels in 2005 and continuing through 2008.

We plan to continue our policy of investing available funds in government securities and investment-grade, interest-bearing securities, none of which matures in more than two years. We do not invest in derivative financial instruments, as defined by Statement of Financial Accounting Standards No. 133 and 138.

Our future expenditures and capital requirements will depend on numerous factors, including but not limited to: the progress of our research and development programs; the progress of our non-clinical and clinical testing; the magnitude and scope of these activities; the time and costs involved in obtaining regulatory approvals; the cost of filing, prosecuting; defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes in or termination of existing collaborative arrangements; the ability to establish, maintain and avoid termination of collaborative arrangements and the purchase of capital equipment and acquisitions of compounds, technologies or businesses.  At June 30, 2003, we did not have any material commitments for capital expenditures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

We are exposed to some market risk through interest rates, related to our investment of cash, cash equivalents,

restricted investments and investments in marketable securities of $153.3 million at June 30, 2003. These funds are generally invested in interest-bearing securities, primarily with maturities of one year or less. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.  If market interest rates were to increase or decrease immediately and uniformly by 50 basis points, we would not expect there to be a material effect on our results of operations or on our balance sheet. We have not used derivative financial instruments in our investment portfolio.

Our European operations are denominated in local currency. We have unhedged transaction exposures in these currencies, which are not considered material. We have not entered into any forward foreign exchange contracts for speculative, trading or other purposes.

Item 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various routine legal proceedings incidental to the Company's business.  The Company believes it is unlikely that the final outcome of the legal proceedings to which the Company is a party will have a material adverse effect on the Company's financial position or results of operations.  However, due to the inherent uncertainty of the litigation process, there can be no assurance that the resolution of any particular legal proceeding will not have a material adverse effect on the Company's results of operations for the period in which such resolution occurred.

In April 2003, our subsidiary, ILEX Oncology Services, Inc, (ILEX Services) settled a dispute with a former contract research organization (CRO) customer.  As a result of this settlement, ILEX Services paid the former CRO customer $20.0 million in June 2003.  We have recorded a settlement charge in the first quarter of 2003 of $16.5 million, which is net of insurance reimbursement of $3.5 million, related to the settlement of this dispute.

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders held on May 22, 2003, and received the votes set forth below:

1.                                       All of the following persons nominated were elected to serve as directors and received the number of votes set forth opposite their respective names:

Name	For	Withheld

Jeffrey H. Buchalter	23,691,230	136,608
Joy A. Amundson	20,890,534	2,937,304
Joseph S. Bailes, M.D.	23,693,409	134,429
Jason S. Fisherman, M.D.	23,693,409	134,429
Richard L. Love	23,693,409	134,429
Victor P. Micati	23,691,432	136,406
Daniel D. Von Hoff, M.D.	20,875,493	2,952,345
Mark E. Watson, Jr.	23,693,409	134,429
Gary V. Woods	20,890,332	2,937,506

2.                                       A proposal to ratify the appointment of Ernst & Young LLP as Independent Public Accountants received 20,480,367 votes FOR and 3,340,253 votes AGAINST, with 7,218 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                Exhibits

Exhibit Number
3.1

Amended and Restated Certificate of Incorporation of the Company filed May 31, 2000 (Incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed August 8, 2000)

3.2	Bylaws of the Company, as amended (Incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

11.1*	Computation of Net Loss per Share

31.1*	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Senior Vice President and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                               Reports on Form 8-K:

The Company has recently filed the following Reports on Form 8-K during the quarter ended June 30, 2003:

Dated April 14, 2003, to disclose a settlement of a dispute with a former contract research organization customer

Dated April 29, 2003, to disclose issuance of a press release announcing first quarter 2003 results.

*              Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of San Antonio, Texas, on August 14, 2003.

ILEX ONCOLOGY, INC.

By:	/s/ Jeffrey H. Buchalter
Jeffrey H. Buchalter
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark P. Mellin
Mark P. Mellin
Senior Vice President and Chief Financial Officer
(Chief Financial and Accounting Officer)