Form 10-Q
period 2003-09-30
ILEX ONCOLOGY INC
filed 2003-11-13
CIK 1001915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from. . . . . . to. . . . . .

Commission file number 0-22147

ILEX ONCOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-2699185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4545 Horizon Hill Blvd
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

     The number of shares outstanding of the Registrant’s common stock as of November 3, 2003 is 38,998,621.

SEPTEMBER 30, 2003 – QUARTERLY REPORT ON FORM 10-Q

SEPTEMBER 30, 2003 – QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS

	September 30,	December 31,
	2003	2002

	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$119,212	$29,679
Investments in marketable securities	86,537	123,591
Restricted investments	815	976
Accounts receivable, net of allowance for doubtful accounts of $15 and $30 in 2003 and 2002, respectively	319	871
Accounts receivable — Schering AG	9,266	4,701
Other receivables	1,699	3,654
Prepaid expenses and other	2,896	2,273

Total current assets	220,744	165,745

NON-CURRENT ASSETS:
Investments in marketable securities	19,974	34,737
Restricted investments	2,017	2,017
Completed technology asset, net of accumulated amortization of $8,100 and $4,629 in 2003 and 2002, respectively	56,700	60,171
Other intangible assets, net of accumulated amortization of $428 and $200 in 2003 and 2002, respectively	4,372	2,600
Goodwill	—	213
Other assets	748	283

Total non-current assets	83,811	100,021

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation of $9,649 and $7,950 in 2003 and 2002, respectively	4,266	5,140

Total assets	$308,821	$270,906

The accompanying notes are an integral part of these consolidated financial statements.

SEPTEMBER 30, 2003 – QUARTERLY REPORT ON FORM 10-Q

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2003	2002

	(unaudited)
CURRENT LIABILITIES:
Accounts payable-
Related parties	$—	$136
Other	9,931	8,214
Accrued liabilities-
Related parties	470	455
Other	5,709	6,378
Deferred revenue	391	879
Advances from Schering AG	—	2,577
Note payable	38,979	38,099

Total current liabilities	55,480	56,738

NON-CURRENT LIABILITIES:
Deferred revenue	1,165	—
Note payable	18,561	36,155
Other non-current liabilities	742	771

Total non-current liabilities	20,468	36,926

Total liabilities	75,948	93,664

COMMITMENTS AND CONTINGENCIES (see Note 8)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 38,983,013 and 32,529,282 shares issued and outstanding in 2003 and 2002, respectively	390	326
Additional paid-in capital	560,166	460,014
Deferred compensation	(467)	—
Accumulated deficit	(327,767)	(283,430)
Accumulated other comprehensive income	551	332

Total stockholders’ equity	232,873	177,242

Total liabilities and stockholders’ equity	$308,821	$270,906

The accompanying notes are an integral part of these consolidated financial statements.

SEPTEMBER 30, 2003 – QUARTERLY REPORT ON FORM 10-Q

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

REVENUE:
Product profit and royalty	$4,513	$3,157	$17,572	$8,277
Outlicensing revenue	2,581	—	2,685	634
Product development	985	2,378	5,196	6,362
Contract research services	403	2,216	1,497	8,142
Other	244	168	587	203

Total revenue	8,726	7,919	27,537	23,618

OPERATING EXPENSES:
Research and development costs	12,125	11,339	34,656	34,361
Licensing costs	2,133	240	4,144	5,374
Selling, general and administrative	2,789	2,905	9,663	8,742
Direct cost of research services	370	1,639	1,119	5,355
Depreciation and amortization	1,857	1,834	5,713	5,513
Impairment charge	213	—	213	—
Settlement charge	—	—	16,500	—

Total operating expenses	19,487	17,957	72,008	59,345

OPERATING LOSS	(10,761)	(10,038)	(44,471)	(35,727)
OTHER INCOME (EXPENSE):
Interest income and other, net	1,077	1,403	3,440	6,082
Interest expense	(997)	(1,411)	(3,286)	(4,990)

LOSS BEFORE INCOME TAXES	(10,681)	(10,046)	(44,317)	(34,635)
Benefit/(provision) for foreign income taxes	57	(359)	(20)	(378)

NET LOSS	$(10,624)	$(10,405)	$(44,337)	$(35,013)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.29)	$(0.32)	$(1.31)	$(1.08)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING	36,617	32,528	33,862	32,458

The accompanying notes are an integral part of these consolidated financial statements.

SEPTEMBER 30, 2003 – QUARTERLY REPORT ON FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,337)	$(35,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,713	5,513
Interest expense paid in stock	929	—
Non-cash compensation expense	589	—
Impairment charge	213	—
Gain on investments in marketable securities	(52)	(435)
Loss on disposal of equipment	40	26
Bad debt provision (reduction)	10	(57)
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	(2,068)	2,334
Increase in prepaid expenses and other	(623)	(182)
(Increase) decrease in other non-current assets	(465)	227
Decrease in accounts payable and accrued liabilities	(1,613)	(7,618)
Increase (decrease) in deferred revenue	677	(1,924)
Increase in interest on note payable	1,428	4,990
Decrease in other non-current liabilities	(29)	(3,462)

Net cash used in operating activities	(39,588)	(35,601)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net activity of marketable securities’ transactions	51,869	20,894
Net activity in restricted investments	161	294
Increase in intangible assets	(2,000)	—
Purchase of property and equipment	(1,200)	(1,405)
Proceeds from sale of property and equipment	11	27

Net cash provided by investing activities	48,841	19,810

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash, net of issuance costs	87,476	—
Exercise of stock options and warrants	1,685	1,566
Principal payment on note payable	(9,071)	—
Principal payments for capital lease obligations	(37)	(59)

Net cash provided by financing activities	80,053	1,507

Effect of Exchange Rate Changes on Cash and Cash Equivalents	227	347

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	89,533	(13,937)
CASH AND CASH EQUIVALENTS, beginning of period	29,679	84,518

CASH AND CASH EQUIVALENTS, end of period	$119,212	$70,581

The accompanying notes are an integral part of these consolidated financial statements.

SEPTEMBER 30, 2003 – QUARTERLY REPORT ON FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share information, per share information or as otherwise indicated) (unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of presentation

The accompanying interim Consolidated Financial Statements presented herein include the accounts of ILEX Oncology, Inc. and its subsidiaries (“we,” “our,”“us” or “ILEX”). All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments, which consist of only normal, recurring adjustments, that are necessary for a fair presentation of financial position and results of operations have been made. Certain prior year amounts have been reclassified to conform to the 2003 presentation.

It is recommended that these interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Outlicensing Revenue

Outlicensing revenue is earned and recognized based on the performance requirements of the respective outlicensing agreements. Non-refundable license fees for which no further performance obligations exist, and no continuing involvement by us is required, are recognized on the earlier of when the payments are received or when collection is assured. Revenue from non-refundable upfront license fees where we continue involvement through development collaboration or have an obligation to supply product is recognized ratably over the applicable development period or patent life.

Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements. Revenue under research and development cost reimbursement contracts is recognized as the related costs are incurred. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

Stock-based compensation

We use the intrinsic value method in accounting for its stock compensation plans. Had compensation cost for our stock compensation plans been determined based upon a fair value method consistent with Statement of Financial Accounting Standard (SFAS) No. 123 our net loss and loss per share would have been increased to the pro forma amounts indicated below:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,

		2003	2002	2003	2002

Net loss	As reported	$(10,624)	$(10,405)	$(44,337)	$(35,013)
	Stock grant compensation cost included in reported loss	110	—	589	—
	Fair value cost	(2,088)	(2,934)	(5,544)	(8,438)

	Pro forma	$(12,602)	$(13,339)	$(49,292)	$(43,451)

SEPTEMBER 30, 2003 – QUARTERLY REPORT ON FORM 10-Q

Loss per share basic and diluted	As reported	$(0.29)	$(0.32)	$(1.31)	$(1.08)
	Stock grant compensation cost included in reported loss	—	—	0.02	—
	Fair value cost	(0.05)	(0.09)	(0.17)	(0.26)

	Pro forma	$(0.34)	$(0.41)	$(1.46)	$(1.34)

Intangible assets and goodwill

In December 2001, Genentech announced that it was granted a patent relating to fundamental methods and compositions for the production of monoclonal antibodies using recombinant DNA technology, as a result of a favorable decision in a patent interference proceeding. This proceeding entitled Genentech to priority over the patent held by the Celltech Group PLC, who had first received the patent in 1989. In March 2003, we finalized a license from Genentech covering the production of its CAMPATH 1-H monoclonal antibody against the CD52 target. Accordingly, we have recorded an intangible asset of $2.0 million associated with the license grant fee paid to Genentech in April 2003, which is being amortized over the remaining CAMPATH patent life. We will also pay milestones and royalties based upon net U.S. sales levels (see Note 8). As of September 30, 2003, we have recorded accumulated amortization of $78.0 related to this asset.

In connection with our December 31, 2001 acquisition of Millennium Pharmaceuticals, Inc.’s (Millennium’s) interest in ILEX Pharmaceuticals, L.P., formerly known as Millennium & ILEX, L.P. (the Partnership), we have recorded a completed technology asset and a trademark which are classified as intangible assets in our consolidated balance sheets in the amounts of $64.8 million and $2.8 million, respectively. These intangible assets are being amortized under the straight-line method over 14 years. As of September 30, 2003, we have recorded accumulated amortization of $8.5 million related to these assets.

We acquired Symphar S.A. on February 13, 2001. SFAS No. 141 required that we recognize our assembled workforce as goodwill rather than an intangible asset as it did not meet the specified criteria for recognition apart from goodwill. We reviewed such goodwill as of September 30, 2003 and determined that it had been impaired due to recent research focus changes and personnel changes. We recorded an impairment charge of $213.0 in the third quarter of 2003.

2.	LOSS PER SHARE

Diluted net loss per share is equal to basic net loss per share, as the effect of all common stock equivalents is antidilutive.

3.	STATEMENTS OF CASH FLOWS

Non-cash investing and financing activities for the nine months ended September 30, 2003 and 2002, include the following:

	2003	2002

Deferred compensation — stock grant	(467)	—
Payment of principal portion of note payable in shares of our common stock	(9,071)	—

SEPTEMBER 30, 2003 – QUARTERLY REPORT ON FORM 10-Q

Supplemental disclosures of cash flow information for the nine months ended September 30, 2003 and 2002 include the following:

	2003	2002

Cash paid for interest	$930	$8

4.	SETTLEMENT CHARGE

In April 2003, our subsidiary, ILEX Oncology Services, Inc, (ILEX Services) settled a dispute with a former contract research organization (CRO) customer. As a result of this settlement, ILEX Services paid the former CRO customer $20.0 million in June of 2003. We recorded a settlement charge in the first quarter of 2003 of $16.5 million, which is net of insurance reimbursement of $3.5 million, related to the settlement of this dispute.

5.	COMPREHENSIVE LOSS

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The following table presents the components of our comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss	$(10,624)	$(10,405)	$(44,337)	$(35,013)
Other comprehensive income:
Foreign currency translation adjustments	127	72	219	390

Comprehensive loss	$(10,497)	$(10,333)	$(44,118)	$(34,623)

6.	DEVELOPMENT AND DISTRIBUTION AGREEMENT

In January 2003, Schering AG obtained from us the exclusive development, marketing and distribution rights to CAMPATH in Japan, China and other Asian countries. We received an upfront payment and incurred an associated fee of 50% of such payment to the licensor, both of which are being recognized over the life of the patent in that region. We may also receive payments upon completion of certain milestones and a royalty based on net sales of CAMPATH in those areas.

7.	LICENSING AGREEMENTS

In May 2003, we signed an agreement with QuatRx Pharmaceuticals Co. (QuatRx), granting QuatRx an exclusive, worldwide license to certain lipid-focused research platforms. In connection therewith, we received an upfront payment of $2.5 million, which was recognized as revenue in September 2003, as the associated technology transfer was completed during such period. We may also receive payments upon the completion of certain milestones and royalties based on net sales of a product developed from these research platforms.

In March 2001, we obtained the co-development rights to clofarabine in the U.S. and Canada from Bioenvision, Inc. (Bioenvision). Under the co-development agreement, we have the opportunity to obtain, after the satisfaction of certain conditions, the exclusive commercialization rights to clofarabine in the U.S. and Canada and an economic interest in the drug in Europe. We also share in clinical development costs for European development.

8.	COMMITMENTS AND CONTINGENCIES

We are subject to various claims and assessments arising out of the ordinary course of business. We believe it is unlikely that the final outcome of any of the claims or proceedings to which we are a party will have a material adverse effect on our financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations for the period in which such resolution occurred.

On September 12, 2003, certain former shareholders of Convergence Pharmaceuticals, Inc. (Convergence) delivered to us a demand for arbitration under the Plan of Merger and Acquisition Agreement executed in connection with

SEPTEMBER 30, 2003 – QUARTERLY REPORT ON FORM 10-Q

our acquisition of Convergence in July 1999. The demand for arbitration alleges that ILEX breached its obligation of good faith and fair dealing by intentionally delaying Phase II trials of NM-3 in order to avoid making a milestone payment of 500,000 shares of our Common Stock that would have become due pursuant to the Plan of Merger and Acquisition Agreement if Phase II trials were initiated by December 31, 2002. The demand for arbitration was filed by former shareholders of Convergence whose pro rata share of the 500,000 share milestone payment is 210,000 shares. The parties are in the discovery phase of the arbitration proceedings. We believe that the claims made against us are without merit and we intend to defend the action vigorously. However, the arbitration process is inherently uncertain and unpredictable, and accordingly there can be no assurance as to the ultimate outcome of the arbitration. If ILEX is required to deliver the 210,000 shares subject to the current demand, then we may be required to deliver the remaining 290,000 shares to the other former Convergence shareholders in order to avoid additional disputes with other former Convergence shareholders.

In connection with the license grant fee paid to Genentech in April 2003, we will also pay milestones and royalties based upon net U.S. sales levels of CAMPATH. We anticipate achievement of all sales milestones in 2003 and have expensed approximately $2.4 million associated with these sales milestones as of September 30, 2003.

During 1998, we guaranteed a line of credit for Clinical Research Group, Inc. (CRG). The guarantee gave us access to a network of clinical sites managed by CRG. If the guarantee comes to redemption, we will obtain an ownership interest in CRG in accordance with the guarantee agreement. Under the terms of the agreement, we have maintained $492.0 in the form of securities as collateral for the guarantee as of September 30, 2003. As of September 30, 2003 we had yet to fund the guarantee, however it has been reserved for in prior financial statements.

9.	STOCKHOLDERS’ EQUITY

On August 4, 2003, we completed an underwritten public offering of our common stock, pursuant to which we sold 5.5 million shares. In addition, the Cancer Therapy and Research Center Endowment, an ILEX shareholder, offered 500,000 shares of our common stock. Proceeds, net of costs to us, from this offering were approximately $87.5 million. We anticipate that the net proceeds from this offering will be used to fund clinical trials of our lead product candidates; for clinical and preclinical studies for our other product candidates; for potential licenses and acquisitions of other businesses or complementary products and technologies; and for working capital, capital expenditures and other general corporate purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements — Cautionary Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to us and our subsidiaries that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to us,our subsidiaries or our management, are intended to identify forward-looking statements. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including: risks associated with preclinical and clinical developments in the biopharmaceutical industry in general and in our compounds under development in particular; the potential failure of our compounds under development to prove safe and effective for treatment of disease; uncertainties inherent in the early stage of our compounds under development; failure to successfully implement or complete clinical trials; failure to receive market clearance from regulatory agencies for our compounds under development; management’s ability to implement strategic initiatives; our ability to predict our future expenses and capital needs; the development of competing products; our ability to combine our disparate research capabilities and translate them into clinical drug development programs; uncertainties related to our dependence on and relationships with third parties and partners; general economic and market conditions; risks inherent in the biopharmaceutical industry; stock price volatility; variability of license, royalty and other revenue; risks related to the outcome of litigation and claims made against us; risks related to the market acceptance of CAMPATH; uncertainties related to protection of our intellectual property; failure to satisfy performance obligations in our licenses or other contracts; uncertainty regarding our patents and patent rights (including the risk that we may be forced to engage in costly litigation to protect such patent rights and the material harm to us if there were an unfavorable outcome of any such litigation); rapid technological change could render our technologies obsolete; one-time events and those risks described herein, in our Report on Form 10-K filed March 14, 2003, and in other

SEPTEMBER 30, 2003 – QUARTERLY REPORT ON FORM 10-Q

filings made by us with the SEC. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We do not intend to update these forward-looking statements.

The following discussion describes our financial position and results of operations for the three and nine-month periods ended September 30, 2003. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

We have incurred losses since inception and had an accumulated deficit through September 30, 2003 of $327.8 million. Our losses have resulted primarily from research and product development activities, including licensing of products and product and corporate acquisitions for which we incur in-process research and development charges and administrative expenses. We plan to continue to invest in key research and development activities. We expect to continue to incur operating losses throughout 2003. Our revenue for the foreseeable future will be limited to our product profit and royalty revenue, product development revenue, interest income and other miscellaneous income.

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

RECENT DEVELOPMENTS

On August 4, 2003, we completed an underwritten public offering of our common stock, pursuant to which we sold 5.5 million shares. In addition, the Cancer Therapy and Research Center Endowment, an ILEX shareholder, offered 500,000 shares of our common stock. Proceeds, net of costs to us, from this offering were approximately $87.5 million. We anticipate that the net proceeds from this offering will be used to fund clinical trials of our lead product candidates; for clinical and preclinical studies for our other product candidates; for potential licenses and acquisitions of other businesses or complementary products and technologies; and for working capital, capital expenditures and other general corporate purposes.

SEPTEMBER 30, 2003 – QUARTERLY REPORT ON FORM 10-Q

In May 2003, we signed an agreement with QuatRx Pharmaceuticals Co. (QuatRx), granting QuatRx an exclusive, worldwide license to certain lipid-focused research platforms. We received an upfront payment of $2.5 million, which was recognized as income in the third quarter of 2003, when all technical information relating to the research platforms was transferred to QuatRx. We may also receive payments upon the completion of certain milestones and royalties based on net sales of a product developed from these research platforms.

In April 2003, our subsidiary, ILEX Oncology Services, Inc, (ILEX Services) settled a dispute with a former contract research organization (CRO) customer. As a result of this settlement, ILEX Services paid the former CRO customer $20.0 million in June 2003. We recorded a settlement charge in the first quarter of 2003 of $16.5 million, which is net of insurance reimbursement of $3.5 million, related to the settlement of this dispute.

In March 2003, we finalized a non-exclusive patent license from Genentech covering the production of CAMPATH. The license grant fee of $2.0 million was paid in the second quarter of 2003 and is currently being amortized over 13 years. Additionally, as of September 30, 2003, we have accrued $2.4 million of sales milestones related to this license.

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

Outlicensing revenue is earned and recognized based on the performance requirements of the respective outlicensing agreements. Non-refundable license fees for which no further performance obligations exist, and no continuing involvement by us is required, are recognized on the earlier of when the payments are received or when collection is assured. Revenue from non-refundable license fees where we continue involvement through development collaboration or have an obligation to supply product is recognized ratably over the applicable development period or patent life.

Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements. Revenue under research and development cost reimbursement contracts is recognized as the related costs are incurred. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

The amount recorded as completed technology and the amount recorded as trademark within our other intangible assets were determined based on an independent appraisal of the estimated timing and amount of revenue to be generated from sales of CAMPATH. Amounts recorded as in-process research and development are based upon assumptions and estimates regarding the amount and timing of projected revenues and costs as well as the appropriate discount rates and expected trends in technology. No assurance can be given, however, that the underlying assumptions used to estimate revenue, development costs or profitability or the events associated with such projects will transpire as estimated. For these reasons, actual results may vary from projected results. The most significant and uncertain assumptions relating to the in-process projects involve the projected timing of completion and revenues attributable to each project.

RESULTS OF OPERATIONS — NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Operating Revenues

     Total revenue increased to $27.5 million in the first nine months of 2003, from $23.6 million in the first nine months of 2002, an overall increase of $3.9 million, or 17%. The increase is attributable to product profit and royalty revenue, which is our share of CAMPATH net profits on U.S. sales and a royalty on the rest of the world sales and outlicensing revenue. Product profit and royalty revenue increased to $17.6 million in the first nine months of 2003 from $8.3 million in the first nine months of 2002 due to an increase in global net sales of CAMPATH. Global net sales of CAMPATH, recorded by Schering AG and Berlex, were $53.3 million for the first nine months of 2003 as compared to $32.4 million in the same period of 2002. Outlicensing revenues for the first nine months of 2003 consist primarily of a $2.5 million upfront payment received from QuatRx. The payment was

SEPTEMBER 30, 2003 – QUARTERLY REPORT ON FORM 10-Q

recognized as revenue in September 2003 as the technology transfer related to the lipid-focused research platform was completed during such period. Product development revenue decreased to $5.2 million for the first nine months of 2003 from $6.4 million for the same period in 2002, a decrease of $1.2 million or 19%. Product development revenue represents Schering AG’s contribution to research and development expenses and decreased in the third quarter primarily because the advance balance from Schering AG was depleted in the first quarter of 2003. Revenue from our CRO services decreased $6.6 million, or 81%, to $1.5 million in the first nine months of 2003 from $8.1 million in the first nine months of 2002. This decrease is the result of our continued transition out of the fee-for-service CRO business.

Operating Expenses

     Research and development costs. Research and development costs increased to $34.7 million for the first nine months of 2003, from $34.4 million in 2002. This increase resulted from increased development spending on our product pipeline, specifically CAMPATH and ILX-651, which was partially offset by a decrease in payroll and facility-related research and development costs.

     Licensing costs. Licensing costs decreased to $4.1 million for the first nine months of 2003 from $5.4 million in the first nine months of 2002. Licensing costs for the first nine months of 2003 consisted primarily of expense accruals for the achievement of milestones associated with the license grant from Genentech. Licensing costs in 2002 consisted primarily of a $4.0 million license fee expense accrual related to an exclusive worldwide license from BASF Pharma for ILX-651.

     Selling, general and administrative costs. Selling, general and administrative costs increased to $9.7 million for the first nine months of 2003, compared to $8.7 million for the same period in 2002. This increase of $1.0 million, or 11%, is primarily due to legal fees associated with the settlement charge related to CRO operations and non-cash compensation charges.

     Direct cost of research services. Direct cost of research services decreased to $1.1 million during the first nine months of 2003, from $5.4 million in 2002. This decrease is attributable to our continued transition out of the fee-for-service CRO business.

     Depreciation and amortization. Depreciation and amortization increased to $5.7 million from $5.5 million in 2002, as a result of an increase in intangible assets in 2003, as well as additional purchases of fixed assets.

     Impairment charge. We recorded an impairment charge of $213.0 in the third quarter of 2003 based upon a review of our goodwill as of September 30, 2003. We determined that the goodwill resulting from the purchase of Symphar S.A. in 2001 had been impaired due to recent research focus and personnel changes at our location in Geneva, Switzerland.

     Settlement charge. We incurred a settlement charge of $16.5 million in the first quarter of 2003. This charge is the result of the settlement of a dispute with a former CRO client.

Interest Income and Other, Net

     Interest and other income decreased to $3.4 million for the first nine months of 2003 from $6.1 million for the first nine months of 2002. This decrease of $2.7 million, or 44%, is attributable to lower cash balances throughout the first nine months of 2003 compared to the same period last year as well as a reduction in the interest rate returns earned on our investments in 2003 compared to interest rate returns earned in 2002.

Interest Expense

     Interest expense decreased to $3.3 million for the first nine months of 2003 from $5.0 million for the same period in 2002. Interest expense relates to the imputed interest on the note to Millennium for our purchase of their interest in the Partnership. The decrease of $1.7 million, or 34%, is a result of the decrease in the outstanding balance of the note on which interest expense is calculated.

SEPTEMBER 30, 2003 – QUARTERLY REPORT ON FORM 10-Q

Net Loss

     Net loss increased $9.3 million in the first nine months of 2003 to $44.3 million, from $35.0 million in the same period of 2002. Net loss per share increased $0.23 per share for the same period to $1.31 per share in 2003, from $1.08 per share in 2002. Excluding the settlement charge related to our CRO business of $16.5 million for the nine months ended September 30, 2003, non-GAAP net loss was $27.8 million compared to $35.0 million for the nine months ended September 30, 2002. Our management believes that the aforementioned non-GAAP measure of net loss and net loss per share is useful for investors as it excludes the significant, unusual settlement charge. Management also believes that excluding the settlement charge from our GAAP net loss provides users of our financial statements an important insight into our net results and the related trends, which are affecting our core business. Non-GAAP net loss and net loss per share should not be considered in isolation and are not intended to represent an alternative measure of operating or net results or any other measure of performance determined in accordance with GAAP. The following table shows the reconciliation of our GAAP net loss and net loss per share to our non-GAAP net loss and net loss per share for the nine months ended September 30, 2003:

	Net Loss	Net Loss per share

GAAP net loss and loss per share	$(44,337)	$(1.31)
Settlement charge	16,500	0.49

Non-GAAP net loss and loss per share	$(27,837)	$(0.82)

RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Operating Revenues

     Total revenue increased to $8.7 million in the third quarter of 2003, from $7.9 million in the third quarter of 2002. The overall increase of $0.8 million, or 10%, was due to the increase in our product profit and royalty revenue and outlicensing revenue. Product profit and royalty revenue, which is our share of CAMPATH net profits on U.S. sales and a royalty on the rest of the world sales, totaled $4.5 million in the third quarter of 2003 compared to $3.2 million in the third quarter of 2002. The increase in product profit and royalty revenue is due to an increase in global net sales of CAMPATH. Global net sales, recorded by Schering AG and Berlex, increased to $16.1 million in the third quarter of 2003 as compared to $10.2 million in the same period of 2002. Additionally, we estimate that approximately $2.0 million in wholesaler inventory was consumed during the third quarter of 2003. Product development revenue decreased to $1.0 million in third quarter of 2003 from $2.4 million in the third quarter of 2002. Product development revenue represents Schering AG’s contribution of research and development expenses and decreased primarily as a result of the advance balance from Schering AG being depleted in the first quarter of 2003. Revenue from our CRO services decreased $1.8 million, or 82%, to $0.4 million in the third quarter of 2003 from $2.2 million in the third quarter of 2002. This decrease is the result of our continued transition out of the fee-for-service CRO business.

Operating Expenses

     Research and Development Costs. Research and development costs increased to $12.1 million in the third quarter of 2003, from $11.3 million in 2002. This increase of $0.8 million, or 7%, was due to development spending on our product pipeline, specifically CAMPATH and ILX-651, which was partially offset by a decrease in payroll and facility-related research and development costs.

     Licensing Costs. Licensing costs increased to $2.1 million in the third quarter of 2003, from $0.2 million in 2002. This increase was due primarily to expense accruals for the achievement of milestones associated with the license grant from Genentech.

     Selling, General and Administrative Costs. Selling, general and administrative costs decreased approximately $0.1 million to $2.8 million for the third quarter of 2003, compared to $2.9 million in the same quarter in 2002. This slight decrease is primarily the result of lower personnel-related and business management costs, partially offset by increases in professional fees and insurance costs.

     Direct Costs of Research Services. Direct costs of research services decreased to $0.4 million during the third quarter of 2003, from $1.6 million in 2002. This decrease is attributable to our continued transition out of the CRO business.

SEPTEMBER 30, 2003 – QUARTERLY REPORT ON FORM 10-Q

     Depreciation and Amortization. Depreciation and amortization increased to $1.9 million in the third quarter of 2003 from $1.8 million in 2002. This increase is primarily the result of an additional intangible asset of $2.0 million and the corresponding increase in amortization.

     Impairment charge. We recorded an impairment charge of $213.0 in the third quarter of 2003 based upon a review of our goodwill as of September 30, 2003. We determined that the goodwill resulting from the purchase of Symphar S.A. in 2001 had been impaired due to recent research focus and personnel changes at our location in Geneva, Switzerland.

Interest Income and Other, Net

     Interest and other income decreased to $1.1 million for the third quarter of 2003, from $1.4 million for the same period in 2002. This decrease of $0.3 million, or 21%, is attributable to a reduction in the interest rate returns earned on our investments.

Interest Expense

     Interest expense decreased to $1.0 million for the third quarter of 2003 from $1.4 million for the same period in 2002. Interest expense relates to the imputed interest on the note to Millennium for our purchase of their interest in the Partnership. The decrease of $0.4 million, or 29%, is a result of the decrease in the outstanding balance on which interest expense is calculated.

Net Loss

     Net loss increased $0.2 million in the third quarter of 2003, or 2%, to $10.6 million, from $10.4 million in 2002. Net loss per share decreased $0.03 per share to $0.29 per share in 2003, from $0.32 per share in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically financed our operations primarily through the sale of our common stock, through development and licensing fee revenues provided by our partners under our collaborative agreements and through fee-for-service or participatory revenues pursuant to contracts with our CRO clients. At September 30, 2003, we had cash, cash equivalents, restricted investments and investments in marketable securities of $228.6 million and working capital of $165.3 million.

     On August 4, 2003, we completed an underwritten public offering of our common stock, pursuant to which we sold 5.5 million shares. Additionally, the Cancer Therapy Research Center Endowment, an ILEX shareholder, offered 500,000 shares of our common stock. Proceeds, net of costs to us, from this offering were approximately $87.5 million. We anticipate that the net proceeds from this offering will be used to fund clinical trials of our lead product candidates; for clinical and preclinical studies for our other product candidates; for potential licenses and acquisitions of other businesses or complementary products and technologies; and for working capital, capital expenditures and other general corporate purposes.

     On October 29, 2001, we announced that we had entered into a definitive agreement to purchase Millennium’s 50% equity interest in the Partnership. The acquisition closed on December 31, 2001. We estimated the purchase price at $127.6 million based on the net present value of the required future cash payments discounted at 6.5%, our estimated incremental borrowing rate on the date of purchase. The terms of the agreement required an initial cash payment of $20.0 million and an additional $120.0 million in scheduled payments over the following three years. The first of these scheduled payments of $40.0 million in cash was made on December 31, 2002. Additionally, $40.0 million is due in 2003 and 2004, of which $10.0 million in each of those years may be paid with our common stock at our option and subject to certain terms and conditions. In 2003 and 2004, $20.0 million of the $40.0 million is due following the calendar quarter in which net U.S. CAMPATH sales exceed a specific level. The first $20.0 million maturity payment, triggered as a result of achieving the specified net U.S. CAMPATH sales level, was made in the third quarter of 2003. We chose to pay $10.0 million of such maturity payment in cash and $10.0 million in stock through the issuance of 586,252 shares to Millennium. The remaining $20.0 million of the $40.0 million annual debt maturity for 2003 will be paid at the end of 2003. In addition, Millennium will be entitled to royalties based upon net U.S. CAMPATH sales above specified levels beginning in 2005.

SEPTEMBER 30, 2003 – QUARTERLY REPORT ON FORM 10-Q

     We plan to continue our policy of investing available funds in government securities and investment-grade, interest-bearing securities, none of which matures in more than eighteen months. We do not invest in derivative financial instruments, as defined by Statement of Financial Accounting Standards No. 133 and 138.

     Our future expenditures and capital requirements will depend on numerous factors, including but not limited to: the progress of our research and development programs; the progress of our non-clinical and clinical testing; the magnitude and scope of these activities; the time and costs involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes in or termination of existing collaborative arrangements; the ability to establish, maintain and avoid termination of collaborative arrangements and the purchase of capital equipment and acquisitions of compounds, technologies or businesses. At September 30, 2003, we did not have any material commitments for capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

We are exposed to some market risk through interest rates, related to our investment of cash, cash equivalents, restricted investments and investments in marketable securities of $228.6 million at September 30, 2003. These funds are generally invested in interest-bearing securities, primarily with maturities of one year or less. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 50 basis points, we would not expect there to be a material effect on our results of operations or on our balance sheet. We have not used derivative financial instruments in our investment portfolio.

Our European operations are denominated in local currency. We have unhedged transaction exposures in these currencies, which are not considered material. We have not entered into any forward foreign exchange contracts for speculative, trading or other purposes.

Item 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various routine legal proceedings incidental to our business. We believe it is unlikely that the final outcome of the legal proceedings to which we are a party will have a material adverse effect on our financial position or results of operations. However, due to the inherent uncertainty of the litigation process, there can be no assurance that the resolution of any particular legal proceeding will not have a material adverse effect on our results of operations for the period in which such resolution occurred.

In September 2003, certain former shareholders of Convergence Pharmaceuticals, Inc. (Convergence) delivered to us a demand for arbitration under the Plan of Merger and Acquisition Agreement executed in connection with our

SEPTEMBER 30, 2003 – QUARTERLY REPORT ON FORM 10-Q

acquisition of Convergence in July 1999. The demand for arbitration alleges that ILEX breached its obligation of good faith and fair dealing by intentionally delaying Phase II trials of NM-3 in order to avoid making a milestone payment of 500,000 shares of our Common Stock that would have become due pursuant to the Plan of Merger and Acquisition Agreement if Phase II trials were initiated by December 31, 2002. The demand for arbitration was filed by former shareholders of Convergence whose pro rata share of the 500,000 share milestone payment is 210,000 shares. The parties are in the discovery phase of the arbitration proceedings. We believe that the claims made against us are without merit and intends to defend the action vigorously. However, the arbitration process is inherently uncertain and unpredictable, and accordingly there can be no assurance as to the ultimate outcome of the arbitration. If ILEX is required to deliver the 210,000 shares subject to the current demand, then we may be required to deliver the remaining 290,000 shares to the other former Convergence shareholders in order to avoid additional disputes with other former Convergence shareholders.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number

3.1	Amended and Restated Certificate of Incorporation of ILEX filed May 31, 2000 (Incorporated herein by reference to Exhibit 3.1 of ILEX’s Quarterly Report on Form 10-Q filed August 8, 2000)

3.2	Bylaws of ILEX, as amended (Incorporated herein by reference to Exhibit 3.2 of ILEX’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

11.1*	Computation of Net Loss per Share

31.1*	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Senior Vice President and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

ILEX has recently filed the following Reports on Form 8-K during the quarter ended September 30, 2003:

Dated July 21, 2003, to disclose issuance of a press release announcing second quarter 2003 results.

Dated July 29, 2003, to disclose and underwriting agreement with UBS Securities LLC, Lehman Brothers Inc., CIBC Worldmarkets Corp. and U.S. Bancorp Piper Jaffray Inc.

Dated August 14, 2003, to supplement information in the prospectus contained in the registration statement on Form S-3 filed on June 12, 2003 (Registration No. 333-106068).

*	Filed herewith.

SEPTEMBER 30, 2003 – QUARTERLY REPORT ON FORM 10-Q

Signatures

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2003

ILEX ONCOLOGY, INC.

By:	/s/ Jeffrey H. Buchalter

Jeffrey H. Buchalter President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark P. Mellin

Mark P. Mellin Senior Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company filed May 31, 2000 (Incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed August 8, 2000)

3.2	Bylaws of the Company, as amended (Incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

11.1*	Computation of Net Loss per Share

31.1*	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Senior Vice President and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.