Form 10-K
period 2003-12-31
ILEX ONCOLOGY INC
filed 2004-03-12
CIK 1001915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

     Indicate by check mark if the issuer is an accelerated filer (as defined in Exchange Act rule 12b-2). Yes [X] No [  ].

     The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2003 was approximately $612,625,521 based on the closing price of $19.38 for such date reported on the Nasdaq National Stock Market.

     The number of shares outstanding of the Registrant’s common stock as of February 19, 2004 is 39,061,379.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

This Annual Report on Form 10-K contains certain forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to us and our subsidiaries that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. When used in this report, the words anticipate, believe, estimate, expect and intend and words or phrases of similar import, as they relate to us or our subsidiaries or our management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, risks associated with preclinical and clinical developments in the biopharmaceutical industry in general and in our compounds under development in particular; the potential failure of our compounds under development to prove safe and effective for treatment of disease; uncertainties inherent in the early stage of our compounds under development; failure to successfully implement or complete clinical trials; failure to receive market clearance from regulatory agencies for our compounds under development; management’s ability to implement strategic initiatives; our ability to predict our future expenses and capital needs; the development of competing products; our ability to combine our disparate research capabilities and translate them into clinical drug development programs; uncertainties related to our dependence on and relationships with third parties and partners; general economic and market conditions; risks inherent in the biopharmaceutical industry; stock price volatility; variability of license, royalty and other revenue; risks related to the outcome of litigation and claims made against us; risks related to the market acceptance of CAMPATH® or other drugs that might be approved; possible adverse effects from changes in governmental regulations including reimbursement or price controls; uncertainties related to protection of our intellectual property; rapid technological change that could render our technologies obsolete; acquisitions, divestitures, mergers, restructurings or strategic initiatives that change our structure, including the proposed merger with Genzyme Corporation, which is subject to regulatory approval; business combinations among our competitors and major customers could affect our competitive position; one-time events and those risks described herein, in the Company’s Form S-3 filed July 30, 2003, as amended (Commission file #333-106735) and in other filings made by us with the SEC. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We do not intend to update these forward-looking statements.

     In this Annual Report on Form 10-K, “ILEX,” the “Company,” “we,” “our” or “us” refer to ILEX Oncology, Inc. and its wholly owned partnership and subsidiaries, and “common stock” or “our stock” refers to ILEX’s common stock, par value $0.01 per share.

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

     We have incurred losses since inception and had an accumulated deficit through December 31, 2003 of $345.5 million. Our losses have resulted primarily from research and product development activities, including licensing of products and product and corporate acquisitions for which we incur in-process research and development charges and administrative expenses. We plan to continue to invest in key research and development activities. We expect to continue to incur operating losses throughout 2004. Our revenue for the foreseeable future will be limited to our product profit and royalty revenue, product development revenue, interest income and other miscellaneous income.

     On February 26, 2004, we entered into a definitive merger agreement with Genzyme Corporation (Genzyme). Under the terms of the Merger Agreement, each outstanding share of ILEX common stock, $0.01 par value per share, will be converted into the right to receive a fraction of a share (the “Exchange Ratio”) of Genzyme common stock. The Exchange Ratio will be calculated by dividing $26.00 by the average per share closing price of Genzyme common stock (the “Genzyme Share Price”) as reported by

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

the NASDAQ National Market over the twenty trading days ending on the fifth trading day prior to the closing date of the Mergers, except that if the Genzyme Share Price is greater than $59.88, the Exchange Ratio will be 0.4342, and if the Genzyme Share Price is less than $46.58, the Exchange Ratio will be 0.5582. In addition, each outstanding option to purchase ILEX common stock will be converted into an option to purchase the number of shares of Genzyme common stock equal to the number of shares of ILEX common stock subject to such option multiplied by the Exchange Ratio, and the associated exercise price will be adjusted accordingly. Until the closing date, which is anticipated to occur in mid-2004, we will continue to operate independently of Genzyme. The closing of the transaction is contingent upon approval of our stockholders and approval by certain regulatory authorities including the U.S. Federal Trade Commission.

     In February 2001, we announced our intent to focus our in-house drug development capabilities on our own proprietary products, including those being jointly developed with partners. At that time, we began a transition out of the fee-for-service contract research organization (CRO) business. We expect this transition to be completed by the end of the third quarter of 2004. We will continue to recognize limited revenues from current client projects, but we do not intend to take on any new fee-for-service contracts.

OUR STRATEGY

     Our strategic vision is to be a product-driven biopharmaceutical company, focused primarily on oncology. We plan to achieve this vision through our aggressive pursuit of development and commercialization of the product candidates in our pipeline. The key elements of our strategy to accomplish this objective are to:

•	Establish CAMPATH as an effective treatment in oncology, autoimmune diseases and organ transplantation. By broadening the approved label indications, we can greatly increase our target markets for CAMPATH. Together with Schering AG, we are supporting more than 100 post-marketing studies to evaluate CAMPATH.

•	Explore areas of unmet medical need where our products can offer an advantage. If our development plans are successful, we hope to accelerate our timelines and enter the market as soon as possible. Concurrently, we will develop our products in broader indications.

•	Continue to build our commercialization strength. As products in our pipeline reach later stages of development, we want to be aptly prepared to maximize their potential. We have twelve medical science liaison (MSL) positions to help us better interact with the marketplace. Over the long term, we hope to create a sales force if our products are approved.

•	Build a diversified pipeline of product candidates. We are developing a focused pipeline of product candidates that are in various stages of clinical and preclinical development and that are based on different technology platforms. We believe this strategy increases the likelihood that we will successfully develop commercially viable pharmaceutical products. Our approach is intended to reduce our exposure to the impact of any single product failure and increase our flexibility to eliminate programs we deem less promising.

•	License or otherwise acquire complementary products or technologies and potentially out-license our products in areas that are not within our main areas of focus.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

OUR PRODUCT CANDIDATE PIPELINE

     As noted above, our product candidate pipeline includes oncology compounds at various stages of development, with significant therapeutic targets and unique mechanisms of action. The following chart identifies the clinical progress of these product candidates as of December 31, 2003:

MARKETING RIGHTS
PRODUCT
CANDIDATE	TARGET	INDICATIONS	STATUS	UNITED STATES	OTHER
CAMPATH ®	CD52	Chronic lymphocytic leukemia	Marketed	Berlex	Schering AG(1)

	CD52	Multiple sclerosis	Phase II	Berlex	Schering AG(1)

	CD52	Non-Hodgkin’s Lymphoma	Phase I/II	Berlex	Schering AG(1)

Clofarabine	DNA, Mitochondria	Hematologic malignancies	Phase II	ILEX(2)	Bioenvision(2)

	DNA, Mitochondria	Solid tumors	Phase I	ILEX(2)	Bioenvision(2)

ILX-651	Tubulin	Solid tumors	Phase II	ILEX	ILEX

APOMINE®	HMGcoA reductase	Osteoporosis	Phase II	ILEX	ILEX

NM-3	Endothelium	Solid tumors	Phase I	ILEX	ILEX

Signal Transduction Inhibitors	MUC1	Solid tumors	Preclinical	ILEX	ILEX

Angiogenesis inhibitors	Multiple Growth Factors	Solid tumors	Preclinical	ILEX	ILEX

(1)	At inception of the development and distribution agreement, Schering AG held worldwide rights except in Japan and the Asian Pacific Basin, which were retained by ILEX Pharmaceuticals, L.P., formerly known as Millennium & ILEX Partners, L.P. (the Partnership). In 2003, Schering AG acquired the rights in Japan and the Asian Pacific Basin, now giving them worldwide rights to marketing and distribution. Sales in the U.S. are made by Berlex Laboratories, Inc., Schering AG’s subsidiary.

(2)	ILEX holds marketing rights in the U.S. and Canada and Bioenvision Inc. holds marketing rights in the rest of the world.

CAMPATH

     CAMPATH is a humanized monoclonal antibody that binds to a specific target, CD52, on cell surfaces leading the body’s immune system to destroy malignant, or cancerous, cells. CAMPATH was launched in May 2001 in the United States and in August 2001 in Europe. In 2003, its second full year on the market, CAMPATH generated global net sales of approximately $71.7 million. Our revenues from CAMPATH consist of our share of the profits resulting from net sales of CAMPATH in the U.S. and royalty revenue from net sales in the rest of the world. CAMPATH is still in the early stages of commercialization. It is approved for use in patients with B-Cell chronic lymphocytic leukemia who have been treated with alkylating agents and who have failed fludarabine therapy, and we are now conducting trials in non-Hodgkin’s lymphoma (NHL) and multiple sclerosis (MS) as well. In addition, CAMPATH is being evaluated at leading solid organ transplant centers in the U.S. for use in that arena. Overall, CAMPATH is being evaluated by clinical investigators around the world in more than 100 studies in oncology and non-oncology; we will continue to support selected investigator initiatives in areas of interest beyond our current indication.

Clofarabine

     Clofarabine is a next-generation, purine nucleoside antimetabolite that is currently under investigation in pediatric and adult leukemias and solid tumors. Nucleoside analogs are antimetabolites that affect deoxyribonucleic acid (DNA) synthesis. Clofarabine is in the same chemical class as fludarabine, cladribine and gemcitabine, all approved oncology drugs which are halogenated nucleoside analogs. Early clinical studies of clofarabine in patients with relapsed or refractory acute myelogenous leukemia (AML) and acute lymphocytic leukemia (ALL) showed promising results. Based on these early studies, we initiated Phase II trials in 2002 in both children and adults with refractory acute leukemia. We have initiated a “rolling” New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) for pediatric leukemias based on Phase II data and we have been granted “fast-track” designation by the agency. A rolling NDA provides the FDA with an opportunity to begin reviewing the application at an earlier time, on a piecemeal basis as each NDA section is submitted. Designation as a fast-track

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

drug indicates that the product is intended to treat a serious or life-threatening condition and demonstrates the potential to address an unmet medical need. In mid-2002, we initiated a Phase I trial in adults with advanced solid tumors based on favorable preclinical results. In October 2002, we launched a Phase I trial of clofarabine in combination with the chemotherapy drug ara-C (cytarabine) in adults with a spectrum of hematologic malignancies. We also initiated a Phase I trial in late 2003 using an oral formulation of clofarabine for adults with advanced solid tumors. Additional studies are under review and are expected to be started in 2004.

ILX-651

     ILX-651 is a next-generation synthetic pentapeptide analog of the natural substance dolastatin-15 that targets tubulin and has been chemically modified to provide improved pharmacological properties over earlier members of its class. In preclinical models, ILX-651 has shown significant anti-tumor activity against a wide range of solid tumors, including those cell lines that are resistant to other tubulin interactive agents, such as the commonly prescribed taxanes. We initiated Phase II trials in late 2003 in recurrent or metastatic melanoma and in locally advanced or metastatic non-small cell lung cancer. We plan to fully enroll these trials during 2004. We also plan to initiate two more Phase II trials of ILX-651 in solid tumors.

APOMINE

     APOMINE is the first candidate from our unique class of non-hormonal agents known as phosphonate esters. It is administered orally and has been shown, in preclinal models, to inhibit osteoclasts, cells associated with the absorption and removal of bone, like the currently marketed bisphosphonic acids such as Fosamax® and Actonel®. Unlike the currently marketed drugs, APOMINE also appears to activate osteoblasts with potential bone-building effects. We initiated a double-blinded, placebo-controlled Phase II proof-of-principle trial in 2002 to evaluate the effects of APOMINE in post-menopausal women with osteoporosis. This trial was expanded and extended in 2003. Results of the extended trial are expected to be available before the end of 2005. We have determined that we will no longer internally pursue our development of APOMINE in cancer.

NM-3

     NM-3 is an orally administered inhibitor of proliferating endothelial cells. Preclinical studies have determined that NM-3 inhibits growth in a variety of tumor models, primarily when combined with radiation or chemotherapy. We are currently conducting Phase I trials with this compound.

Eflornithine

     The investigational agent eflornithine (DFMO), which we were studying in collaboration with the National Cancer Institute (NCI) in a Phase III placebo-controlled trial of patients with superficial bladder cancer, did not prevent the recurrence of cancer more than the placebo and we have discontinued the trial.

Drug Discovery and Preclinical Programs

     In addition to our product candidates in clinical trials, we have a number of preclinical programs, including signal transduction and angiogenesis inhibitors.

OUR TARGET MARKET

     We are currently focused primarily on the oncology market. Cancer encompasses a large number of discrete diseases that afflict many different parts of the human body. The diversity of cancer types and their overall prevalence create a large need for new and improved treatments. It is estimated that one in three Americans will be diagnosed with cancer, making it the second leading cause of death in the United States. We have chosen to focus initially on the oncology market because there is a great need for more effective treatments. It is often the case that a drug’s mechanistic effects or mode of action may have therapeutic relevance in other human diseases and we will continue to evaluate these opportunities as appropriate. Two such opportunities in CAMPATH are MS and solid organ transplantation.

INTELLECTUAL PROPERTY, PATENTS AND TRADEMARKS

     Patents and other proprietary rights are vital to our business. Our policy is to seek appropriate patent protection both in the United States and abroad for our proprietary technologies. In addition to seeking our own patents, we enter into license

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

agreements with various pharmaceutical companies and research, educational and governmental institutions to obtain patent rights from them to develop and potentially sell products which use the compounds and technologies protected by those patents.

     CAMPATH is protected by patents directed to the composition of matter and methods of use issued in the U.S., European major market countries, Australia, Canada, New Zealand, Japan and South Africa, which expire between 2009 and 2015. The European composition of matter patent was issued in February 1989 and the U.S. patent in December 1998. APOMINE is covered by an issued composition of matter patent. In addition, numerous patent applications have been filed on our portfolio of angiogenesis inhibitors including one issued patent in the U.S.

     Additionally, as a result of an agreement with BASF Pharma (BASF), ILEX has acquired a worldwide license for ILX-651 including composition of matter patent coverage, filed in 43 countries, including the U.S. The U.S. patent expires at the end of 2015. Clofarabine is protected by core patent rights held by Southern Research Institute and licensed to Bioenvision Inc. (Bioenvision), including pharmaceutical composition and cancer treatment patent claims coverage expiring between 2008 and 2014 in the U.S.

     We have a broad patent estate. This patent estate includes patents and patent applications directed to compositions, pharmaceutical formulations and methods-of-use within our research and development pipeline. In addition to 40 United States patents and approximately 290 foreign patents we have licensed from others, we own approximately 15 issued patents in the United States and over 60 issued foreign patents. We also have approximately 30 pending patent applications in the United States and approximately 60 foreign applications and we have licensed from others the rights to approximately 20 United States pending patent applications and over 250 foreign pending patent applications. Patent coverage for our MUC1 program includes 3 issued United States patents, expiring between 2013 and 2016, and 9 issued foreign patents, all of which we have in-licensed on an exclusive basis. Also, the MUC1 patent portfolio includes 11 pending United States patent applications and 7 foreign patent applications to which we hold exclusive rights through both in-licensing and co-ownership.

     In December 2001, Genentech, Inc. (Genentech) announced that it was granted a patent relating to fundamental methods and compositions for the production of monoclonal antibodies using anti-recombinant DNA technology. The proceeding entitled Genentech to priority over the patent held by the Celltech Group PLC, who had first received the patent in 1989. Based on this decision which was favorable to Genentech, we finalized a non-exclusive patent license from Genentech in March of 2003 covering production of monoclonal antibodies, such as CAMPATH, directed at the CD52 cell surface target. We paid Genentech a license grant fee of $2.0 million in the second quarter of 2003 and it is currently being amortized over approximately 13 years. We will also pay milestones and royalties based upon net U.S. sales levels of CAMPATH. As of December 31, 2003, we have achieved and accrued all sales milestones.

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

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

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

RECENT DEVELOPMENTS

     On February 26, 2004, we entered into a definitive merger agreement with Genzyme Corporation (Genzyme). Under the terms of the Merger Agreement, each outstanding share of ILEX common stock, $0.01 par value per share, will be converted into the right to receive a fraction of a share (the “Exchange Ratio”) of Genzyme common stock. The Exchange Ratio will be calculated by dividing $26.00 by the average per share closing price of Genzyme common stock (the “Genzyme Share Price”) as reported by the NASDAQ National Market over the twenty trading days ending on the fifth trading day prior to the closing date of the Mergers, except that if the Genzyme Share Price is greater than $59.88, the Exchange Ratio will be 0.4342, and if the Genzyme Share Price is less than $46.58, the Exchange Ratio will be 0.5582. In addition, each outstanding option to purchase ILEX common stock will be converted into an option to purchase the number of shares of Genzyme common stock equal to the number of shares of ILEX common stock subject to such option multiplied by the Exchange Ratio, and the associated exercise price will be adjusted accordingly. Until the closing date, which is anticipated to occur in mid-2004, we will continue to operate independently of Genzyme. The closing of the transaction is contingent upon approval of our stockholders and approval by certain regulatory authorities including the U.S. Federal Trade Commission.

     In January 2004, we announced that we signed an amendment to our co-development agreement with Bioenvision whereby we obtained the exclusive U.S. and Canadian sublicense for clofarabine in oncology for $3.5 million. Under the terms of the agreement, an additional $4.0 million, due in two payments, is triggered upon completing the submission of the NDA. The amendment was effective in December 2003.

     We were studying the investigational agent eflornithine (DFMO), in collaboration with the National Cancer Institute (NCI) in a Phase III placebo-controlled trial of patients with superficial bladder cancer. In January 2004, we announced that DFMO did not prevent the recurrence of cancer more than the placebo and we have discontinued the trial.

     On August 4, 2003, we completed an underwritten public offering of our common stock, pursuant to which we sold 5.5 million shares. In addition, the Cancer Therapy and Research Center Endowment, an ILEX shareholder, offered and sold 500,000 shares of our common stock. Proceeds, net of costs to us, from this offering were approximately $87.4 million. The net proceeds from this offering have been and will continue to be used to fund clinical trials of our lead product candidates; for clinical and preclinical studies for our other product candidates; for potential licenses and acquisitions of other businesses or complementary products and technologies; and for working capital, capital expenditures and other general corporate purposes.

     In May 2003, we signed an agreement with QuatRx Pharmaceuticals Co. (QuatRx), granting QuatRx an exclusive, worldwide license to certain lipid-focused research platforms. In connection therewith, we received a payment of $2.5 million, which was recognized as revenue in September 2003, as the associated technology transfer was completed during such period. We may also receive payments upon the completion of certain milestones and royalties based on net sales of a product developed from these research platforms.

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

     In March 2003, we finalized a non-exclusive patent license from Genentech covering the production of CAMPATH. The license grant fee of $2.0 million was paid in the second quarter of 2003 and is currently being amortized over approximately 13 years. We will also pay milestones and royalties based upon net U.S. sales levels of CAMPATH. As of December 31, 2003, we have achieved and accrued all sales milestones.

     In March 2003, we finalized an amendment to the CAMPATH therapeutic license agreement with BTG International Ltd. (BTG), whereby we gained access to rights to develop and commercialize all remaining human therapeutic uses of CAMPATH.

     In January 2003, Schering AG obtained exclusive rights to develop, sell and distribute CAMPATH in Japan and the Asian

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

Pacific Basin. We received a payment which is being recognized as revenue over the life of the patent. The Partnership will also receive payments upon completion of certain milestones and a royalty based on net sales of CAMPATH in Japan and the Asian Pacific Basin.

STRATEGIC ALLIANCES

     We may eventually develop and commercialize our own products by forming our own sales, marketing and distribution capabilities. However, in some instances we may form partnerships or collaborations with larger pharmaceutical companies, particularly for development of non-oncology uses and for commercialization outside the U.S. In a typical partnership arrangement, a corporate partner may bear the substantial cost of clinical development, scale-up production, FDA and European Agency for the Evaluation of Medicinal Products (EMEA) approval and marketing.

     We do not currently have our own sales force and we have contracted with Schering AG under the CAMPATH distribution and development agreement for its sales and distribution capabilities. We have twelve MSLs to enhance our direct interface with oncology physicians and opinion leaders. However, all CAMPATH sales responsibilities remain with Schering AG. In August 1999, the Partnership and Schering AG entered into a distribution and development agreement that grants Schering AG exclusive worldwide marketing and distribution rights to CAMPATH, except in Japan and the Asian Pacific Basin where the Partnership had retained rights. However, in January 2003, Schering AG obtained the marketing and distribution rights to CAMPATH in Japan and the Asian Pacific Basin from the Partnership.

POTENTIAL FUTURE ALLIANCES AND COLLABORATIONS

     In the ordinary course of our business, we investigate, evaluate and discuss with others the potential creation of strategic collaborations, and the acquisition of businesses, technologies and compounds that complement our business. Although we currently have no definitive understandings or agreements with respect to any such strategic collaboration or acquisition, we are continually engaged in discussions with parties which may either singly or in the aggregate materially impact our business, financial condition and results of operations. No assurance can be given, however, that any such strategic collaboration or acquisition will be made or, if made, that it will prove to be successful.

LICENSING AGREEMENTS

     As a part of our business strategy, we actively seek to expand our product portfolio. Historically, these acquisitions have been in the form of exclusive licensing arrangements.

     Our in-license agreements and out-license agreements (the Licenses) generally require us to undertake and pursue with diligence and best efforts the development of the compounds and technologies licensed and to report on a regular basis on our development, progress and plans. Each of the Licenses requires payments of royalties on sales of products covered by the License. Under most of the Licenses, the licensor has the first right to sue for infringement of, and defend invalidity charges against, the licensed patents. All of the Licenses provide that the licensor or sublicensor may terminate all or a portion of the license or sublicense in the event of our default in our obligations, including the obligations to diligently pursue and apply best efforts to the development of the licensed compound or technology, and, in some instances, in the event of our insolvency or bankruptcy.

     In addition, certain Licenses will automatically terminate if we do not achieve certain development milestones by specified dates or, in lieu thereof, make payments extending such dates. If we default under any of these license agreements, we may lose our right to market and sell any products based on the licensed technology. Losing our marketing and sales rights could materially harm our business and financial condition. We believe that we have complied in all material respects with the terms of all of our Licenses to date. We intend to continue our licensing program and to engage in compound acquisitions with a primary focus on clinical stage oncology compounds. There can be no assurance that any such licenses or acquisitions will be on terms similar to the Licenses or favorable to us.

     All of our in-licensing agreements follow standard practice in the industry with differential royalty rates for patent versus non-patent countries and a royalty off-set if additional licenses are required from other third parties with conflicting or complementary intellectual property rights. In patent countries, the royalty is usually payable for the life of the patent rights while in non-patent countries, the royalty is typically payable for a fixed period of time after the first commercial sale.

PEOPLE

     As of January 30, 2004 we had 216 employees worldwide, the majority of whom were located at our corporate

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

headquarters in San Antonio, Texas.

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

GOVERNMENT REGULATION

     The design, research, development, testing, manufacturing, labeling, promotion, marketing, advertising and distribution of drug products are extensively regulated by the FDA in the U.S. and similar regulatory bodies in other countries. The regulatory process is similar for a Biologics License Application (BLA) and an NDA. The steps ordinarily required before a new drug may be marketed in the U.S., which are similar to steps required in most other countries, include:

•	preclinical laboratory tests, preclinical studies in animals, formulation studies and the submission to the FDA of an Investigational New Drug (IND) application;

•	adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication;

•	the submission of a BLA or NDA to the FDA; and

•	FDA review and approval of the BLA/NDA.

     Preclinical tests include laboratory evaluation of product chemistry, Good Laboratory Practices, toxicology studies, formulation development, animal preclinical efficacy studies and manufacturing of current Good Manufacturing Practices (cGMP) grade clinical trial material. The results of preclinical testing are submitted to the FDA as part of an IND application. A 30-day waiting period after the filing of each IND application is required prior to the commencement of clinical testing in humans. At any time during this 30-day period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials until the FDA authorizes trials under specified terms. The IND application process may be extremely costly and substantially delay development of our products. Moreover, positive results of preclinical tests will not necessarily indicate positive results in subsequent clinical trials.

     Clinical trials to support BLAs or NDAs are typically conducted in three sequential phases, although the phases may overlap. During Phase I the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to:

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

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

at geographically dispersed clinical trial sites.

     After successful completion of the required clinical trials, a BLA or NDA is generally submitted. The FDA may request additional information before accepting a BLA/NDA for filing, in which case the application must be resubmitted with the additional information. Once the submission has been accepted for filing, the FDA reviews the application and responds to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the BLA or NDA to an appropriate advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of an advisory committee.

     If FDA evaluations of the BLA or NDA and the manufacturing facilities are favorable, the FDA may issue an approval letter or an approvable letter. An approvable letter will usually contain a number of conditions that must be met in order to secure final approval of the BLA or NDA and authorization of commercial marketing of the drug for certain indications. The FDA may also refuse to approve the BLA/NDA or issue a not approvable letter, outlining the deficiencies in the submission and often requiring additional testing or information.

     The manufacturers of approved products and their manufacturing facilities are subject to continual review and periodic inspections. Because we currently intend to contract with third parties for commercial scale manufacturing of our products, our ability to control compliance with FDA manufacturing requirements will be limited to the requirements imposed by contracts.

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

PRODUCT LIABILITY AND INSURANCE

     Our business involves the risk of product liability claims and possible claims for indemnification under our clinical trial agreements. We have not experienced any product liability or indemnity claims to date. We maintain product liability insurance as commercially reasonable and available and our product liability insurance related to CAMPATH is consistent with a contractual agreement that we have with Millennium as a result of our purchase of its interest in the Partnership. There can be no assurance that product liability claims, if any are asserted, will not exceed such insurance coverage limits, which could have a materially adverse effect on our business, financial condition or results of operations, or that such insurance will continue to be available on commercially reasonable terms, if at all.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

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

     ILEX makes available, free of charge, through its website, and by responding to requests addressed to our investor relations office, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. ILEX’s website address is http://www.ilexonc.com. The information contained on our website, or on other websites linked to our website, is not part of this document.

ADDITIONAL BUSINESS RISKS

In February 2004, we announced a definitive agreement to enter into a merger agreement with Genzyme Corporation; if we fail to complete the merger, our stock price and future business operations could be harmed.

     If the merger is not completed for any reason, the price of our common stock may decline insofar as the current price of our common stock reflects a positive market assumption that the merger will be completed. In addition, if the merger is not completed, we may be subject to a number of material risks, including: payment of a $32.5 million termination fee under certain circumstances; and payment of a maximum of $2.5 million in costs related to the merger, such as financial advisory, legal and accounting fees.

     If the merger agreement is terminated, we may be unable to find a partner willing to engage in a similar transaction on terms as favorable as those set forth in the merger agreement, or at all. This could limit our ability to pursue our strategic goals. In addition, while the merger agreement is in effect, we are prohibited from soliciting, initiating or taking any other action with respect to competing transactions, such as a merger, sale of assets or other business combination, with any party other than unsolicited, written, bona fide proposals or offers under specified terms and conditions.

     If the merger is terminated and our board of directors determines to seek another partner or business combination, there can be no assurance that we will be able to find a partner willing to pay an equivalent or more attractive price than the price offered in the merger.

We have a limited operating history and we expect to continue to generate losses for the foreseeable future.

     We began operations in October 1994 and have only a limited operating history upon which you can evaluate our business. We have incurred losses every year since we began operations. As of December 31, 2003, our accumulated deficit was approximately $345.5 million, including net losses of approximately $62.1 million, $46.2 million and $121.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. We expect to continue to incur losses in 2004. It is possible that we will never achieve profitable operations.

We may be unable to obtain additional capital if needed to accelerate our product candidate development or for licensing or acquisition opportunities.

     We believe that our existing capital will fund our activities for at least the next two years. We may use these existing resources more quickly if we decide to accelerate the development of our pipeline or because of changes in our research and development programs, potential licenses or acquisitions, commercialization plans or other factors affecting our operating revenues, expenses or capital expenditures. We may not be able to obtain any future funds that we require, either in the public or private markets or otherwise, on acceptable terms, or at all.

     If adequate funds are not available, we may have to delay, scale back or eliminate one or more of our development programs, or obtain funds by entering into more arrangements with collaborative partners or others that may require us to relinquish rights to certain of our products or technologies that we would not otherwise relinquish.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

CAMPATH is still a relatively new oncology treatment and is in a competitive marketplace.

     Although CAMPATH is the only product that has been approved by the FDA and the European Commission for treating CLL in patients who have failed fludarabine therapy, there are other products that compete with CAMPATH. In addition, like many other chemotherapy agents, CAMPATH’s potential side effects may inhibit physicians from prescribing it, thereby limiting its market penetration. Patients with CLL are generally treated with alkylating agents first, and, if that treatment fails, then with fludarabine. Some of our competitors may have greater financial resources.

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

     Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party and the possibility of termination or non-renewal of the agreement by the third party, based on its business priorities, at a time that is costly or inconvenient for us. If our third party manufacturers fail to maintain regulatory compliance, our product supply will be interrupted resulting in lost or delayed revenues and delayed clinical trials. We may not have business interruption insurance to cover this interruption.

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

     We depend on Schering AG and its U.S. affiliate, Berlex Laboratories, Inc., to market and sell CAMPATH. Our reliance on Schering AG subjects us to various risks. The terms of our contract with Schering AG may not be favorable to us in the future. The amount and timing of resources dedicated by Schering AG to marketing CAMPATH is not within our control, and Schering AG may not commit enough resources to marketing CAMPATH. Schering AG could develop, independently or with a third party, a drug that competes with CAMPATH. Schering AG may not perform its obligations as expected and our revenues will be decreased or delayed if Schering AG breaches or terminates its agreement with us. We periodically report global net sales of CAMPATH, which represents sales of CAMPATH by Schering AG and Berlex, to wholesalers and others. We obtain this information from Schering AG and Berlex, and we rely on them for the accuracy of this information. If this information is not accurate, we could over-report or under-report market demand for CAMPATH. If we choose to sell products ourselves we will need to develop a marketing and sales force with sufficient technical expertise and distribution capability, which will require substantial expenditures and management resources.

Our competitors may develop products superior to those we are developing.

     The technological areas in which we work evolve at a rapid pace. Our future success depends upon our ability to compete in the research, development and commercialization of products and technologies in oncology, our area of focus. Many of our competitors have substantially greater research and development capabilities and experience and greater manufacturing, marketing, financial and managerial resources than we do. These competitors may develop products that are superior to those we are

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

developing and render our products or technologies non-competitive or obsolete. In addition, we may not be able to keep pace with technological change.

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

The Medicare Prescription Drug Improvement and Modernization Act of 2003 materially changes the Medicare reimbursement guidelines for intravenous and oral oncology products, which may impact our sales and revenue

     The Medicare Prescription Drug Improvement and Modernization Act of 2003, which was signed into law on December 8, 2003, lowered the reimbursement to oncologists for all intravenous oncology products sold after January 1, 2004, including CAMPATH. New drug entries during the transition in 2004, such as clofarabine (if approved) are expected to be eligible for reimbursement as a percentage of average wholesale prices. In 2005, a new reimbursement methodology for all intravenous oncology drugs will be in place based on the average selling prices of each drug. It is possible that these changes in Medicare reimbursement will have a negative impact on our revenues.

There are potential limitations on third-party reimbursement and other pricing-related matters that could reduce sales of our products and may delay or impair our ability to generate significant revenues.

     The business and financial condition of pharmaceutical and biotechnology companies will continue to be affected by the efforts of government and third-party payors to reduce the cost of health care through various means. In the U.S., we expect that there will continue to be, a number of legislative proposals aimed at changing the nation’s healthcare system. In certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. There may be additional legislative proposals regarding price decreases for prescription drugs that could impact the price that could be charged for our drugs, thus affecting our revenues. Any additional legislative proposals could impair our ability to raise capital, and our business could be adversely affected if additional legislative proposals are adopted. In particular, individual pricing negotiations are often required in many countries of the European Union, irrespective of separate government approval to market a drug.

     There is a risk that reimbursement will not be available in the future for our products or will not be adequate. Third-party payors are increasingly challenging the price of medical products and services. If government entities and third-party payors do not provide adequate reimbursement levels, then our revenues will be adversely affected and could cause our stock price to decline.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

We do business internationally and are subject to additional political, economic and regulatory uncertainties.

     We may not be able to operate successfully in any foreign market. We currently conduct drug discovery research in our laboratory in Geneva, Switzerland. We also conduct drug development operations near London, England. CAMPATH has been approved for marketing in the UK and 32 other non-U.S. countries (under the name MABCAMPATH). We believe that, because the pharmaceutical industry is global in nature, international activities will continue to be a significant part of our future business activities and that a substantial portion of our revenues will be derived from outside the United States. Foreign regulatory agencies often establish standards different from those in the United States, and an inability to obtain foreign regulatory approvals on a timely basis could have an adverse effect on our business. Our international operations may be limited or disrupted by:

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

     CAMPATH is approved for sale in the United States and Europe (under the name MABCAMPATH) for use by patients with refractory CLL. Under current FDA regulations, we are prohibited from promoting the use of CAMPATH outside of this approved indication.

     The patient population for refractory CLL is relatively small. We are conducting clinical trials to examine whether or not CAMPATH can be used to treat indications other than refractory CLL, such as NHL and MS, and whether CAMPATH can be used for refractory CLL prior to alkylating agents and fludarabine. Additional trials in these indications are necessary before we can apply to expand the authorized uses of CAMPATH. We do not know whether these trials will demonstrate safety and efficacy, or if they do, whether we will succeed in receiving regulatory approval to market CAMPATH for additional indications. If the results of these trials are negative, or if adverse experiences are reported in these trials or otherwise in connection with the use of CAMPATH by patients, this could adversely affect existing regulatory approvals, undermine physician and patient comfort with the product, reduce sales of the product and diminish the acceptance of CAMPATH in the potential hematological and autoimmune markets. Even if the results of these trials are positive, the impact on sales of CAMPATH may be minimal unless they are accepted by the medical community and we are able to obtain regulatory approval to expand the authorized use of CAMPATH. FDA regulations restrict our ability to communicate the results of additional clinical trials to patients, and to a lesser extent, physicians, without first obtaining approval from the FDA to expand the authorized uses for this product.

If we are not able to demonstrate the safety and efficacy of our product candidates in clinical trials or if our clinical trials are delayed, we will not be able to obtain regulatory approval to market these drugs, or regulatory approval to market these drugs will be delayed.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

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

     The rate of completion of our clinical trials will depend on the rate of patient enrollment. Substantial competition to enroll patients in clinical trials has delayed some of our clinical trials in the past. In addition, recent improvements in existing drug therapy, particularly for some cancers, may make it more difficult for us to enroll patients in our clinical trials as the patient population may choose to enroll in clinical trials sponsored by other companies or choose alternative therapies. Delays in patient enrollment, regardless of the cause, can result in increased development costs and delays in regulatory approvals.

If we fail to comply with extensive regulations enforced by the FDA and its foreign counterparts, the commercialization of our product candidates would be prevented or delayed.

     Our products are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and foreign regulatory marketing approvals is costly, time consuming, uncertain and subject to unanticipated delays. In addition, after receiving marketing approval in Europe, we then must mutually agree on a pricing structure with each country’s regulatory authority prior to launching sales in that particular country. We are unable to predict how long this process will take.

     Failure to comply with the regulatory requirements of the FDA and other applicable foreign and U.S. regulatory requirements may subject a company to administrative or judicially imposed sanctions. These include:

•	warning letters;

•	civil penalties;

•	criminal penalties;

•	injunctions;

•	product seizure or detention;

•	product recalls;

•	total or partial suspension of production; and

•	FDA refusal to approve NDAs or BLAs or supplements to approved NDAs or BLAs.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

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

If any of our license agreements for intellectual property underlying a product candidate are terminated, we may lose our rights to develop or market that product.

     We have licensed or have rights to license intellectual property, including patents, patent applications, technical information and know-how, from pharmaceutical companies, research institutions and others, including the intellectual property underlying CAMPATH and our three other oncological products in clinical trials: clofarabine, ILX-651 and NM-3.

     Each licensor or potential licensor has the power to terminate its agreement with us if we fail to meet our obligations under that license or development agreement. We may not be able to meet specified milestone or deadline dates or other obligations under these license agreements. Generally, we have to diligently develop and commercialize the compounds we have licensed or are co-developing and make milestone payments.

     If we default or a dispute arises under any of these license agreements regarding performance, we may lose our right to market and sell any products based on the licensed technology. If we were to lose our marketing and sales rights to a compound, we would not be able to replace the resources we used in developing the compound, and we will have to spend additional time and capital resources in finding a replacement product candidate.

We may not be able to obtain or maintain effective patents to protect our technologies from use by other companies, and patents of other companies could prevent us from developing or marketing our other product candidates.

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

     If we infringe on the intellectual property rights of others, we will have to either obtain a license for the use of these intellectual property rights or terminate our use of these rights. We may not be able to obtain licenses to use the technology on commercially reasonable terms, or at all.

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

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

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

     Costly litigation might be necessary to protect our orphan drug designations or patent positions, or to determine the scope and validity of third-party proprietary rights. It is possible that we will not have the required resources to pursue such litigation or to protect our patent rights. An adverse outcome in litigation with respect to infringement by us of patents of others could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using a product or technology. Any of these results could materially harm our business and financial condition.

Market volatility may affect our stock price and the value of an investment in our stock may be subject to sudden decreases.

     The trading prices for securities of biotechnology companies, including our stock, have been and are likely to continue to be volatile. Our stock price depends upon a number of factors, including our historical and anticipated operating results, our and our competitors’ preclinical and clinical trial results, market perception of the prospects for biotechnology companies as an industry sector and general market and economic conditions, some of which are beyond our control. Factors such as fluctuations in our financial and operating results, changes in government regulations affecting product approvals, reimbursements or other aspects of our or our competitors’ businesses, announcements of technological innovations or new commercial products by us or our competitors, developments concerning key personnel and our intellectual property rights, significant collaborations or strategic alliances and publicity regarding actual or potential performance of products under development by us or our competitors could also cause our stock price to fluctuate substantially. In addition, the United States securities markets, including the NASDAQ National Market on which our stock is listed, have from time to time experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may lower our stock price. Moreover, during periods of stock market price volatility, share prices of many biotechnology companies have often fluctuated in a manner not necessarily related to the companies’ operating performance. Accordingly, our stock price may be subject to greater volatility than the stock prices of other companies during periods of stock market price volatility.

We may be subject to costly and damaging liability claims.

     Although we take what we believe to be appropriate precautions, our business exposes us to many liability risks and contract disputes, which are inherent in the development, testing, manufacturing and sale of pharmaceutical products. We could face exposure to product liability claims or indemnification claims if the use of CAMPATH or any of our product candidates is alleged to have harmed someone. We could also face exposure to breach of contract claims under license development or other agreements arising in the normal course of business or claims based upon errors or omissions in connection with our ongoing or completed CRO activities.

     We currently have product liability insurance related to CAMPATH; product liability insurance related to other investigational drug candidates; errors and omissions coverage for ongoing CRO work and tail coverage (supplemental extended reporting period) for CRO services. We also have purchased insurance to cover certain interruptions regarding the manufacturing of CAMPATH. Adequate insurance coverage may not be available in the future at acceptable prices or at all. It is possible that claims against us or damages incurred by us as a result of a business interruption could exceed our coverage limits. The successful assertion of an uninsured or underinsured claim against us could cause us to incur a significant expense, could adversely affect our product development activities and could divert management’s attention from running the business. In addition, regardless of merit or eventual outcome, product liability claims may result in decreased demand for the applicable product or our products in general and in injury to our general reputation. Thus, whether or not we are adequately insured, a product liability or other claim or product recall may result in losses that could be material.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

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

If we use biological and hazardous materials in a manner that causes injury or violates laws, we may be liable for damages.

     Our research and development activities involve the controlled use of small research quantities of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and such liability could exceed our resources. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with, or any potential violation of, these laws and regulations could be significant.

If we fail to recruit and retain personnel, our product development programs may be delayed.

     Our future growth and success depend on our ability to recruit, retain, manage and motivate our employees. The loss of key scientific, technical and managerial personnel may delay or otherwise harm our product development programs. Any harm to our research and development programs would harm our business and prospects. Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. The competition for qualified personnel in the biopharmaceutical field is intense. Due to this intense competition, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business.

ITEM 2. PROPERTIES

     In July 2000, we entered into a lease that expires in October 2008 for our corporate headquarters consisting of approximately 86,000 square feet of office space in San Antonio, Texas.

     We lease approximately 19,000 square feet of office and laboratory space, which includes a 7,200 square-foot manufacturing facility located in San Antonio that has been designed to produce multi-kilogram lot sizes of anticancer compounds under cGMP. The design of this facility, prepared by ILEX staff, has been reviewed by the Regional Compliance Office of the FDA and found to be suitable for production of bulk drugs. Currently, the facility is being used for clinical trial and manufacturing support activities but none of our products are manufactured in the facility. The facility is owned by a non-profit corporation controlled by the CTRC Research Foundation Building Corporation and the Texas Research Park Foundation. The lease provides for the payment by us of fixed monthly rent plus a percentage of gross sales generated from the facility. These two organizations obtained a $1.5 million grant to build the facility from the Economic Development Administration (EDA). We have a 15-year lease to the facility with three five-year-extension options. The lease expires in December 2010. In the event that there is an early termination of the lease or a non-conforming use, there is a risk that we may be required to repay a portion of the EDA grant.

     Our subsidiary, ILEX Products, Inc., formerly Convergence Pharmaceuticals, Inc., leases approximately 11,000 square feet of office and research space in Boston, Massachusetts. The lease expires in July 2004. Additionally, we have approximately 2,600 square feet of leased office space in Guildford, England utilized by our subsidiary, ILEX Services Limited, which expires in June 2004. Our subsidiary ILEX Oncology Research Sarl formerly Symphar, S.A., leases approximately 18,000 square feet of office and research space in Geneva, Switzerland expiring between 2006 and 2007.

ITEM 3. LEGAL PROCEEDINGS

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

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

     In September 2003, certain former shareholders of Convergence Pharmaceuticals, Inc. (Convergence) delivered to us a demand for arbitration under the Plan of Merger and Acquisition Agreement executed in connection with our acquisition of Convergence in July 1999. The demand for arbitration alleges that we breached an obligation of good faith and fair dealing by intentionally delaying Phase II trials of NM-3 in order to avoid making a milestone payment of 500,000 shares of our common stock that would have become due pursuant to the Plan of Merger and Acquisition Agreement if Phase II trials were initiated by December 31, 2002. The demand for arbitration was filed by former shareholders of Convergence whose pro rata share of the 500,000 share milestone payment is 210,000 shares. The parties are in the discovery phase of the arbitration proceedings. We believe that the claims made against us are without merit and intend to defend the action vigorously. However, the arbitration process is inherently uncertain and unpredictable, and accordingly there can be no assurance as to the ultimate outcome of the arbitration. If we are required to deliver shares subject to the current demand or otherwise pay damages in lieu thereof, then we may be required to deliver up to an additional 290,000 shares or pay damages to the other former Convergence shareholders in connection with potential additional disputes with other former Convergence shareholders.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2003.

PART II.

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     As of February 19, 2004, we had approximately 6,600 beneficial holders of common stock, including approximately 160 record holders. Our common stock is traded on the NASDAQ National Market under the symbol ILXO. The following table sets forth, for the calendar periods indicated, the range of high and low sales prices for our common stock, as reported by the Nasdaq National Market:

	2003		2002
	High	Low	High	Low
First Quarter	$9.44	$5.90	$28.00	$14.30
Second Quarter	21.66	8.93	17.98	12.83
Third Quarter	21.38	14.05	13.70	4.40
Fourth Quarter	22.37	16.28	11.20	3.80

     These price quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Our common stock began trading February 20, 1997. The closing price of our common stock on February 19, 2004 was $22.11.

     We have never paid dividends on our common stock and anticipate that we will not pay such dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     In February 2001, we acquired Symphar, a research firm located in Geneva, Switzerland. We acquired Symphar for $28.9 million, which included cash of $15.0 million and 521,121 shares of our common stock. The value of the common stock issued in connection with this merger was calculated using a fair value of $26.6875 per share. These shares were exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act of 1933, as a transaction by an issuer not involving any public offering.

Equity Compensation Plan Information

			Number of securities
			remaining available for
			issuance under equity
	Number of securities to be		compensation plans
	issued upon exercise of	Weighted-average exercise	(excluding securities reflected
	outstanding options	price of outstanding options	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,866,486	$18.37	1,066,175
Equity compensation plans not approved by security holders	146,384	17.93	17,768

Total	4,012,870	$17.94	1,083,943

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

Equity Compensation Plans Approved by Security Holders.

     During 1995, shareholders approved a stock option plan (the 1995 Plan). Under the 1995 Plan, stock options may be granted to our key employees and consultants as approved by a committee of our board of directors. Originally, we had reserved 1,141,807 shares of common stock for issuance in accordance with the Plan. In May 1998, our stockholders approved an increase in the number of authorized shares of common stock reserved for issuance under the Plan to 1.8 million.

     In May 2000, shareholders approved a proposal to ratify the adoption of the 2000 Employee Stock Compensation Plan (the 2000 Plan). The 2000 Plan authorizes a committee of the Board of Directors to issue options intended to qualify as incentive stock options (ISOs) as defined in Section 422 of the Internal Revenue Code of 1986 (the Code), stock options that are not intended to conform to the requirements of Section 422 of the Code (Non-ISOs), and restricted stock awards. Originally, we had reserved 3.0 million shares of commons stock for issuance under the 2000 Plan. In 2002, we increased the authorized number of shares of common stock reserved for issuance under the 2000 Plan to 3.25 million, and in January 2003, the authorized number of shares was increased to 4.25 million. During 2001, we adopted the 2001 UK Stock Option Plan (the UK Plan), which is a part of the 2000 Plan. Shares granted under the UK Plan are granted from the total shares available for grant under the 2000 Plan.

     In June 2000, shareholders approved the Employee Stock Purchase Plan (the Stock Purchase Plan). Under the Stock Purchase Plan, eligible employees may purchase our common stock at 85% of the fair market value at specific, predetermined dates. The aggregate number of shares to be issued under the Stock Purchase Plan is 250,000.

Equity Compensation Plans Not Approved by Security Holders.

     In October 1996, we adopted a nonemployee directors’ stock option plan (the Directors’ Plan). The total number of options that could be granted under the Directors’ Plan was 171,271. In May 1998, our stockholders approved an increase in the number of authorized shares of common stock reserved for issuance under the Directors’ Plan to 225,000. Under the Directors’ Plan, each nonemployee director is granted an option for up to 17,500 shares of common stock upon appointment to the board and is eligible to receive up to 6,000 stock options annually, which will be fully vested at the time of grant and based upon the participation of the director.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

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

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Summary of Operating Statement Data:
Revenue:
Product profit and royalty	$23,315	$10,843	$—	$—	$—
Product development	6,307	9,786	3,994	3,381	4,646
Outlicensing revenue	2,773	634	—	—	—
Contract research services	1,762	9,400	25,178	29,407	17,615
Other	632	238	—	—	—

Total revenue	34,789	30,901	29,172	32,788	22,261
Operating expenses:
Research and development costs	49,026	46,928	33,798	24,419	16,219
Licensing costs	8,444	5,657	10,281	6,116	10
Selling, general and administrative	13,998	11,326	11,052	5,061	1,837
Direct costs of research services	1,341	5,897	19,535	25,123	17,385
Depreciation and amortization	7,542	7,390	2,415	2,507	2,226
Settlement charge	16,500	—	—	—	—
Impairment charge	213	—	—	—	—
Special charges	—	—	—	—	13,882
In-process research and development	—	—	86,112	14,562	11,124

Total operating expenses	97,064	77,198	163,193	77,788	62,683

Operating loss	(62,275)	(46,297)	(134,021)	(45,000)	(40,422)
Other income (expense):
Interest income and other, net	4,322	7,084	9,995	11,747	1,700
Imputed interest expense	(4,137)	(6,654)	—	—	—
Equity in income (losses) of joint venture	—	—	3,094	(5,370)	(7,134)
Minority interest in consolidated subsidiary	—	—	—	(262)	(82)

Loss before income taxes	(62,090)	(45,867)	(120,932)	(38,885)	(45,938)
Provision for foreign income taxes	(24)	(289)	(22)	(97)	(117)

Net loss	$(62,114)	$(46,156)	$(120,954)	$(38,982)	$(46,055)

Basic and diluted net loss per share(1)	$(1.76)	$(1.42)	$(4.48)	$(1.61)	$(3.04)

Weighted average number of shares of common stock and common stock equivalents outstanding(1)	35,258	32,476	27,011	24,285	15,144

Balance Sheet Data:
Cash, cash equivalents and investments in marketable securities(2)	$197,661	$191,000	$278,246	$202,772	$89,126
Working capital	95,413	109,007	104,966	152,922	77,226
Total assets	275,095	270,906	368,907	216,356	100,706
Noncurrent portion of note payable	—	36,155	70,041	—	—
Accumulated deficit	(345,544)	(283,430)	(237,274)	(116,320)	(77,338)
Total stockholders’ equity	215,814	177,242	221,028	196,005	84,579

(1)	See Note 2 of Notes to Consolidated Financial Statements for information concerning the computation of net loss per share.

(2)	Includes cash, cash equivalents, short and long term investments, and all restricted investments.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is included to describe our financial position and results of operations for each of the previous three years in the period ended December 31, 2003. The Consolidated Financial Statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

GENERAL

     On February 26, 2004, we entered into a definitive merger agreement with Genzyme. Under the terms of the Merger Agreement, each outstanding share of ILEX common stock, $0.01 par value per share, will be converted into the right to receive a fraction of a share (the “Exchange Ratio”) of Genzyme common stock. The Exchange Ratio will be calculated by dividing $26.00 by the average per share closing price of Genzyme common stock (the “Genzyme Share Price”) as reported by the NASDAQ National Market over the twenty trading days ending on the fifth trading day prior to the closing date of the Mergers, except that if the Genzyme Share Price is greater than $59.88, the Exchange Ratio will be 0.4342, and if the Genzyme Share Price is less than $46.58, the Exchange Ratio will be 0.5582. In addition, each outstanding option to purchase ILEX common stock will be converted into an option to purchase the number of shares of Genzyme common stock equal to the number of shares of ILEX common stock subject to such option multiplied by the Exchange Ratio, and the associated exercise price will be adjusted accordingly. Until the closing date, which is anticipated to occur in mid-2004, we will continue to operate independently of Genzyme. The closing of the transaction is contingent upon approval by certain regulatory authorities including the U.S. Federal Trade Commission and our shareholders.

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

     We have incurred losses since inception and had an accumulated deficit through December 31, 2003 of $345.5 million. Our losses have resulted primarily from research and product development activities, including licensing of products and product and corporate acquisitions for which we incur in-process research and development charges and administrative expenses. We plan to continue to invest in key research and development activities. We expect to continue to incur operating losses throughout 2004. Our revenue for the foreseeable future will be limited to our product profit and royalty revenue, product development revenue, interest income and other miscellaneous income.

     Currently the revenues recorded in product profit and royalty revenue consist of our profit share from net U.S. sales of CAMPATH and royalty revenue from the rest of the world sales. Participation from our CAMPATH distributor, Schering AG, for services performed and costs incurred in connection with the development of CAMPATH are recorded as product development revenues. The development of CAMPATH is ongoing for B-cell chronic lymphocytic leukemia (CLL), multiple sclerosis (MS), non-Hodgkins lymphoma (NHL) and solid organ transplantation.

     Prior to January 1, 2002, we accounted for CAMPATH activities as follows:

•	our operating revenue included product development revenue we received from the ILEX Pharmaceuticals, L.P., formerly known as Millennium & ILEX Partners, L.P. (the Partnership);

•	our research and development expenses included all of the development costs for CAMPATH, which were largely offset by the revenue we received from the Partnership;

•	our portion of the profits resulting from CAMPATH sales and the other revenues and expenses of the Partnership was recorded in equity in income (loss) of joint venture.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

     In December 2003 and in connection with our co-development agreement, we paid Bioenvision $3.5 million for the exclusive U.S. and Canadian sublicense for clofarabine in oncology. Under the terms of the agreement, an additional $4.0 million, due in two payments, is triggered upon completing the submission of the New Drug Application (NDA).

     On August 4, 2003, we completed an underwritten public offering of our common stock, pursuant to which we sold 5.5 million shares. In addition, the Cancer Therapy and Research Center Endowment, an ILEX shareholder, offered and sold 500,000 shares of our common stock. Proceeds, net of costs to us, from this offering were approximately $87.4 million. The net proceeds from this offering have been and will continue to be used to fund clinical trials of our lead product candidates; for clinical and preclinical studies for our other product candidates; for potential licenses and acquisitions of other businesses or complementary products and technologies; and for working capital, capital expenditures and other general corporate purposes.

     On October 29, 2001, we announced that we had entered into a definitive Purchase and Sale agreement (Purchase Agreement) to purchase Millennium Pharmaceuticals, Inc.’s (Millennium’s) 50% equity interest in the Partnership. The acquisition closed on December 31, 2001. We estimated the purchase price at $127.6 million based on the net present value of the required future cash payments discounted at 6.5%, our estimated incremental borrowing rate on the date of purchase. The terms of the agreement required an initial cash payment of $20.0 million and an additional $120.0 million in scheduled payments over the following three years. As of December 31, 2003, $40.0 million remains due to Millennium. At our option, $10.0 million of this remainder may be paid in our common stock. We anticipate $20.0 million of the maturities will be paid in the second or third quarter of 2004 with the remaining $20.0 million to be paid on December 31, 2004. In addition, Millennium will be entitled to royalties based upon net U.S. CAMPATH sales above specified levels beginning in 2005.

     In February 2001, we acquired Symphar, now known as ILEX Oncology Research Sarl, and its research platform in medicinal chemistry and nuclear receptor biology, which has led to drug candidates in several therapeutic fields, including cardiovascular and bone disease. The Symphar acquisition, combined with our preclinical signal transduction and angiogenesis inhibition programs in Boston, gives us the capability to translate early-stage research leads into clinical drug development programs. Under the terms of the agreement, we acquired Symphar for $28.9 million, including $15.0 million in cash and 521,121 shares of our common stock.

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

     The amount recorded as completed technology and the amount recorded as trademark within our other intangible assets were determined based on an independent appraisal of the estimated timing and amount of revenue to be generated from sales of CAMPATH. Additionally, we perform a test at least annually to determine that the amounts recorded as intangible assets are recoverable. Amounts recorded as in-process research and development are based upon assumptions and estimates regarding the amount and timing of projected revenues and costs as well as the appropriate discount rates and expected trends in technology. No assurance can be given, however, that the underlying assumptions used to estimate revenue, development costs or profitability or the events associated with such projects will transpire as estimated. For these reasons, actual results may vary from projected results. The most significant and uncertain assumptions relating to the in-process projects involve the projected timing of completion and revenues attributable to each project.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

     The following discussion addresses our consolidated results of operations for 2003, 2002 and 2001, our liquidity and capital resources and contractual obligations. It should be read in conjunction with our Financial Statements, the Notes thereto and other financial information beginning on page F-1 of this report.

RESULTS OF OPERATIONS - DECEMBER 31, 2003 AND 2002

Operating Revenues

     Product Profit and Royalty Revenue. Product profit and royalty revenue, which is our share of CAMPATH net profits on U.S. sales and a royalty on the rest of the world sales, totaled $23.3 million in 2003 compared to $10.8 million in 2002. The increase of $12.5 million in product profit and royalty revenue is due to an increase in global net sales of CAMPATH. Global net sales of CAMPATH, recorded by Schering AG and Berlex, were $71.7 million in 2003 compared to $44.1 million in 2002.

     Product Development Revenue. Product development revenue represents Schering AG’s contribution to research and development expenses. Revenue from product development decreased to $6.3 million through December 31, 2003 from $9.8 million through December 31, 2002, a decrease of $3.5 million or 36%. Product development revenue decreased primarily because the advance balance from Schering AG was depleted in the first quarter of 2003.

     Outlicensing Revenue. Outlicensing revenue increased to $2.8 million in 2003 from $0.6 million in 2002, an increase of $2.2 million. In 2003, our outlicensing revenue consisted primarily of a $2.5 million payment received from QuatRx, which was recognized as revenue in the third quarter. The revenues generated related to the granting of an exclusive worldwide license to certain lipid-focused research platforms.

     Contract Research Services Revenue. Revenue from our fee-for-service CRO business decreased to $1.8 million in 2003 from $9.4 million in 2002. The decrease of $7.6 million, or 81%, in our CRO revenues is consistent with our plan to transition out of the fee-for-service CRO business.

Operating Expenses

     Research and Development Costs. Research and development costs increased to $49.0 million in 2003, from $46.9 million in 2002. This increase of $2.1 million, or 4%, was due to increased development spending on our product pipeline, specifically CAMPATH and ILX-651, which was partially offset by a decrease in other research and development program spending and reductions in salary and facility-related operating expenses.

     Licensing Costs. Licensing costs increased to $8.4 million in 2003 from $5.7 million in 2002, an increase of $2.7 million or 47%. In 2003, licensing costs consisted primarily of expense accruals for the achievement of milestones associated with the license grant from Genentech as well as $3.5 million paid to Bioenvision for the exclusive U.S. and Canadian sublicense for clofarabine in oncology. In 2002, licensing costs consisted primarily of a license fee expense of $4.0 million related to an exclusive, worldwide license from Knoll AG (Abbott Laboratories) for ILX-651. We may be required to make future payments in accordance with these agreements if certain drug development and time-based milestones are met.

     Selling, General and Administrative Costs. Selling, general and administrative costs increased to $14.0 million in 2003, from approximately $11.3 million in 2002. This increase of $2.7 million, or 24%, is primarily due to increased compensation charges, commercialization costs and legal fees associated with the settlement charge.

     Direct Costs of Research Services. Direct costs of research services expense decreased to $1.3 million in 2003, from $5.9 million in 2002. This decrease of $4.6 million, or 78%, is consistent with our aforementioned transition out of the fee-for-service CRO business.

     Depreciation and Amortization. Depreciation and amortization increased to $7.5 million in 2003 from $7.4 million in 2002, an increase of $0.1 million or 1%. This increase was primarily the result of an increase in intangible assets in 2003.

     Settlement charge. We incurred a net settlement charge of $16.5 million in the first quarter of 2003. This charge is the result of the settlement of a dispute with a former CRO client.

     Impairment charge. We recorded an impairment charge of $213,000 in 2003. We determined that the goodwill resulting from the purchase of Symphar S.A. in 2001 had been impaired due to research focus and personnel changes at our location in

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

Geneva, Switzerland.

Interest Income and Other, Net

     Interest income and other decreased to $4.3 million in 2003, from $7.1 million in 2002, a decrease of $2.8 million, or 39%. Included in interest income and other in 2002 is a gain on the sale of a marketable security of $435,000. The remaining decrease is primarily attributable to a reduction in interest rate returns.

Interest Expense

     Interest expense decreased to $4.1 million in 2003 from $6.7 million in 2002, a decrease of $2.6 million, or 39%. Interest expense relates to the imputed interest on the note to Millennium for our purchase of its interest in the Partnership. The decrease in interest expense from 2002 is the result of the decrease in the outstanding balance on which interest expense is calculated.

Net Loss

     Net loss increased $15.9 million in 2003, or 34%, to $62.1 million, from $46.2 million in 2002. Net loss per share increased $0.34 per share to $1.76 per share in 2003, from $1.42 per share in 2002. Excluding the net settlement charge related to our CRO business of $16.5 million, our non-GAAP net loss was $45.6 million or $1.29 per share for the year ended December 31, 2003. Our management believes that the aforementioned non-GAAP measure of net loss and net loss per share is useful for investors as it excludes the significant, unusual settlement charge. Management also believes that excluding the settlement charge from our GAAP net loss provides users of our financial statements an important insight into our net results and the related trends, which are affecting our core business. Non-GAAP net loss and net loss per share should not be considered in isolation and are not intended to represent an alternative measure of operating or net results or any other measure of performance determined in accordance with GAAP. The following table shows the reconciliation of our GAAP net loss and net loss per share to our non-GAAP net loss and net loss per share for the year ended December 31, 2003:

	Net Loss	Net Loss per share
GAAP net loss and loss per share	$(62,114)	$(1.76)
Settlement charge	16,500	0.47

Non-GAAP net loss and loss per share	$(45,614)	$(1.29)

RESULTS OF OPERATIONS - DECEMBER 31, 2002 AND 2001

Operating Revenues

     Product Profit and Royalty Revenue. Product profit and royalty revenue totaled $10.8 million in 2002. Prior to January 1, 2002, our share of CAMPATH net profits on U.S. sales and royalties on the rest of the world sales was included in equity in income of joint venture.

     Product Development Revenue. Product development revenue increased to $9.8 million in 2002 from $4.0 million in 2001, an increase of $5.8 million. This increase reflects the recognition of our revenues from our development and distribution partner, which prior to January 1, 2002 were included in equity in income (losses) of joint venture.

     Contract Research Services Revenue. Revenue from our CRO business decreased to $9.4 million in 2002, from $25.2 million in 2001. The decrease of $15.8 million, or 63%, in our CRO revenues is consistent with our plan to transition out of the fee-for-service CRO business.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

Operating Expenses

     Research and Development Costs. Research and development costs increased to $46.9 million in 2002, from $33.8 million in 2001. This increase of $13.1 million, or 39%, was due to increased development spending on our product candidates, particularly for clofarabine and CAMPATH.

     Licensing Costs. Licensing costs decreased to $5.7 million in 2002 from $10.3 million in 2001 or a decrease of $4.6 million or 45%. In 2002, licensing costs consisted primarily of a license fee expense of $4.0 million related to an exclusive, worldwide license from Knoll AG (Abbott Laboratories) for ILX-651. In 2001, licensing costs consisted of a $6.0 million expense accrual, also related to the exclusive worldwide license of ILX-651. Additionally in 2001, a payment of $1.1 million was made to Bioenvision upon our execution of a co-development agreement for clofarabine.

     Selling, General and Administrative Costs. Selling, general and administrative costs increased to $11.3 million in 2002, from approximately $11.1 million in 2001. This increase of $0.2 million, or 2%, was due in part to our transition out of the fee-for-service CRO business, and the corresponding transition of our internal resources to focus on new business opportunities, build strategic relationships and develop our proprietary product candidates. The costs associated with these management and business development activities were previously included in direct costs of research services and are now reflected in general and administrative costs.

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

Interest Income and Other, Net

     Interest income and other decreased to $7.1 million in 2002, from approximately $10.0 million in 2001, a decrease of $2.9 million, or 29%. Included in interest income and other in 2001 is the accrual of a non-cash loss on the impairment of a held-to-maturity marketable security of $435,000. In 2002, this investment was sold and we recorded a $435,000 gain. The decrease of $2.9 million is primarily attributable to a decline in interest rate returns throughout 2002, which offset the gain on the sale of our held-to-maturity marketable security.

Interest Expense

     Interest expense of $6.7 million relates to the imputed interest on the note to Millennium for our purchase of their interest in the Partnership. This transaction closed on December 31, 2001, and as such, a comparable amount does not exist for 2001.

Equity in Income of Joint Venture

     Equity in income of joint venture was income of $3.1 million in 2001. This amount included our profit share of CAMPATH sales, which are now shown as product profit and royalty revenue. We purchased Millennium’s interest in the Partnership on December 31, 2001 and, as a result, activity related to the Partnership was included in the consolidated statement of operations of ILEX Oncology Inc. as of January 1, 2002.

Net Loss

     Net loss decreased $74.8 million in 2002, or 62%, to $46.2 million, from $121.0 million in 2001. Net loss per share decreased $3.06 per share to $1.42 per share in 2002, from $4.48 per share in 2001. Excluding in-process research and development expense, non-GAAP net loss increased $11.4 million, or 33%, to $46.2 million, from $34.8 million in 2001, and non-

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

GAAP net loss per share increased $0.13 per share to $1.42 per share, from $1.29 per share in 2001. Our management believes that the aforementioned non-GAAP measure of net loss and net loss per share is useful for investors as it excludes the significant, in-process research and development charge. Management also believes that excluding the in-process research and development charge from our GAAP net loss provides users of our financial statements an important insight into our net results and the related trends, which are affecting our core business. Non-GAAP net loss and net loss per share should not be considered in isolation and are not intended to represent an alternative measure of operating or net results or any other measure of performance determined in accordance with GAAP. The following table shows the reconciliation of our GAAP net loss and net loss per share to our non- GAAP net loss and net loss per share for the year ended December 31, 2001:

	Net Loss	Net Loss per share
GAAP net loss and loss per share	$(120,954)	$(4.48)
In-process research and development	86,112	3.19

Non-GAAP net loss and loss per share	$(34,842)	$(1.29)

LIQUIDITY AND CAPITAL RESOURCES

     We have historically financed our operations primarily through the sale of our capital stock, through development and licensing fee revenues provided by our collaborative partners under our collaborative agreements and through fee-for-service or participatory revenues pursuant to contracts with our CRO clients.

     At December 31, 2003, we had cash, cash equivalents, restricted investments and investments in marketable securities of $197.7 million and working capital of $95.4 million.

     On August 4, 2003, we completed an underwritten public offering of our common stock, pursuant to which we sold 5.5 million shares. In addition, the Cancer Therapy and Research Center Endowment, an ILEX shareholder, offered and sold 500,000 shares of our common stock. Proceeds, net of costs to us, from this offering were approximately $87.4 million. The net proceeds from this offering have been and will continue to be used to fund clinical trials of our lead product candidates; for clinical and preclinical studies for our other product candidates; for potential licenses and acquisitions of other businesses or complementary products and technologies; and for working capital, capital expenditures and other general corporate purposes.

     We expect our current funds will be adequate to cover all of our obligations for at least the next two years. Until our business can generate sufficient levels of cash from product sales, we expect to continue to finance our operations through existing cash, revenue from collaborative relationships, and proceeds from the sale of equity securities.

     We plan to continue our policy of investing available funds in government securities, government agencies, government-sponsored enterprises and investment-grade, interest-bearing securities, none of which mature in more than eighteen months. We do not invest in derivative financial instruments, as defined by Statement of Financial Accounting Standards No. 133 and 138.

     Our future expenditures and capital requirements will depend on numerous factors, including but not limited to: the progress of our research and development programs; the progress of our pre-clinical and clinical testing; the magnitude and scope of these activities; the time and costs involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes in or termination of existing collaborative arrangements; the ability to establish, maintain and avoid termination of collaborative arrangements and the purchase of capital equipment and acquisitions of compounds, technologies or businesses. As of December 31, 2003, we did not have any material commitments for capital expenditures.

CONTRACTUAL OBLIGATIONS

     As previously discussed, we have a number of products in our pipeline. In connection with these research and development efforts, we have entered into agreements with certain development partners. The terms of these agreements require

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

us to make payments in either cash or stock if certain drug development or time-based milestones are met. Most of the cash payments are payable in U.S. dollars, while some are payable in euros. The future minimum payments required to keep these licenses are set forth in the table below as minimum license obligations. These include annual amounts due to a licensor and patent and legal fees required to maintain our licenses. In addition, some of these agreements require us to make payments based on certain sales milestones which are not included in the table below. Total potential future commitments for the next five years, exclusive of payments related to sales milestones, under these agreements are estimated to be approximately $48.9 million based upon the assumption that all development milestones are achieved for our product pipeline.

     On October 29, 2001, we announced that we had entered into a definitive Purchase and Sale agreement (Purchase Agreement) to purchase Millennium’s 50% equity interest in the Partnership. The acquisition closed on December 31, 2001. We estimated the purchase price at $127.6 million based on the net present value of the required future cash payments discounted at 6.5%, our estimated incremental borrowing rate on the date of purchase. The terms of the agreement required an initial cash payment of $20.0 million and an additional $120.0 million in scheduled payments over the following three years. As of December 31, 2003, $40.0 million remains due to Millennium. At our option, $10.0 million of this remainder may be paid in our common stock. We anticipate $20.0 million of the maturities will be paid in the second or third quarter of 2004 with the remaining $20.0 million to be paid on December 31, 2004. In addition, Millennium will be entitled to royalties based upon net U.S. CAMPATH sales above specified levels beginning in 2005.

     Our sole supplier of CAMPATH is Boehringer Ingelheim Pharma KG (BI) in Germany. The agreement with BI is payable in euros and contains a minimum purchase quantity in kilograms, which equals approximately $4.5 million per year through 2006, or a total of approximately $13.5 million, to avoid a contractual surcharge. The minimum purchase quantity of $4.5 million per year is calculated based on the current exchange rate. We believe that the minimum purchase quantity will be satisfied.

     We have several noncancelable operating leases for office space, equipment and the cGMP facility. One of our operating leases is with CTRC Research Foundation, a related party. Total future commitments under these leases are $11.6 million.

     Our contractual obligations are due as set forth in the following table:

	Payments due by period ($ in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 -5 years	More than 5 years
Minimum License Obligations	$1,750	$450	$500	$400	$400
Debt Obligations	40,000	40,000	—	—	—
Purchase Obligations	13,500	4,500	9,000	—	—
Operating Leases	11,644	2,568	4,565	3,510	1,001

Total	$66,894	$47,518	$14,065	$3,910	$1,401

ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (FASB) issued interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” and in December 2003 issued a revised interpretation (FIN 46R). FIN 46 and FIN 46R address the accounting for, and disclosure of, investments in variable interest entities and require that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has a controlling financial interest. It also provides a framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support. We have evaluated FIN 46 and FIN 46R and determined that we do not have any variable interest entities requiring consolidation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

     We are exposed to some market risk through interest rates, related to our investment of our current cash, cash equivalents, restricted investments and marketable securities of approximately $197.7 million at December 31, 2003. These funds are generally invested in highly liquid money market accounts, government-sponsored enterprises and corporate bonds. As such instruments

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for current and noncurrent high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 50 basis points, we would not expect there to be a material effect on our results of operations or on our balance sheet. We have not used derivative financial instruments in its investment portfolio.

     Our European operations are denominated in local currency. We have unhedged transaction exposures in these currencies that are not considered material. We have not entered into any forward foreign exchange contracts for speculative, trading or other purposes.

ITEM 8. FINANCIAL STATEMENTS AND SCHEDULES

     The report of our Independent Auditors, Consolidated Financial Statements and Notes to Consolidated Financial Statements appears herein commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     A change in independent auditors from Arthur Andersen LLP to Ernst & Young LLP was reported in a Current Report on Form 8-K/A dated March 27, 2002.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information with respect to each director and executive officer of the Company as of January 1, 2004. The executive officers are elected by the Board of Directors and serve at the discretion of the Board of Directors.

Name	Age	Position
Jeffrey H. Buchalter (2)	46	President and Chief Executive Officer and Director
Mark P. Mellin	43	Senior Vice President, Chief Financial Officer
Terry L. Murdock	43	Senior Vice President, Clinical Operations
Timothy M. Ruane	39	Senior Vice President, Business Management
Ronald G. Tefteller	56	Vice President, General Counsel
Craig A. Tooman	38	Senior Vice President, Strategic Planning and Corporate Communications
Steven D. Weitman, M.D	47	Senior Vice President, Chief Medical Officer
Joy A. Amundson (1)(2)(4)(5)	49	Chairman of the Board
Joseph S. Bailes, M.D (4)(5)	47	Director
Jason S. Fisherman, M.D. (1)(5)	47	Director
Richard L. Love	60	Director
Victor P. Micati (1)(3)(5)	64	Director
Daniel D. Von Hoff, M.D	56	Director
Mark E. Watson, Jr. (3)(5)	68	Director
Gary V. Woods (2)(3)(4)(5)	60	Director

(1)	Member of the Compensation Committee

(2)	Member of the Executive Committee

(3)	Member of the Audit Committee

(4)	Member of the Nominating and Governance Committee

(5)	Independent, as determined by the Board of Directors, under the NASDAQ listing standards and the applicable rules of the Securities and Exchange Commission

     Jeffrey H. Buchalter was named President of ILEX Oncology, Inc. in September 2001 and Chief Executive Officer on January 1, 2002. Mr. Buchalter has served as a Director of ILEX since February 2001. From 1997 to 2001, Mr. Buchalter was Group Vice President for the Worldwide Oncology Franchise at Pharmacia Corporation. From 1993 to 1997, Mr. Buchalter was a Group Director with American Home Products, Wyeth Ayerst Laboratories. He was presented the Joseph F. Buckley Memorial Award from the American Cancer Society for commitment to cancer control and involvement in the pharmaceutical oncology field. Additionally, Mr. Buchalter was invited by former President George Bush to serve as a collaborating partner in the National Dialogue on Cancer. Mr. Buchalter received his B.S. from Seton Hall University and his M.B.A. from Temple University.

     Mark P. Mellin joined ILEX in September 2002 as Senior Vice President and Chief Financial Officer. Before joining ILEX, he was the managing partner for the San Antonio office of Arthur Andersen LLP. During his tenure at Arthur Andersen, Mr. Mellin oversaw the operations of the 150-person audit, tax and consulting practice of the San Antonio office. Additionally, Mr. Mellin served as an auditor and financial advisor to numerous public and private companies, including biotechnology companies, throughout his 20 years with Arthur Andersen. He earned a B.B.A. in Accounting from the University of Texas and is a Certified Public Accountant.

     Terry L. Murdock joined ILEX in September 2001 as Vice President, Clinical Operations, responsible for the overall clinical management function, including project management, monitoring and training and was promoted to Senior Vice President, Clinical Operations in December 2003. From 1995 until he joined ILEX, Mr. Murdock served as Vice President, Research with US Oncology Inc. in Houston. Mr. Murdock previously worked with the University of Texas Southwestern Medical Center, Advacare Inc. and AM/MetWest Clinical Laboratories, all of Dallas, and with the Hospital Corporation of America in Fort Worth. Mr. Murdock received his B.S. in Microbiology and his M.S. in Biology from the University of Texas - Arlington.

     Timothy M. Ruane joined ILEX in February 2002 as Senior Vice President, Business Management. Before joining ILEX, he served as Senior Director, Global Oncology Commercial Development for Pharmacia Corporation’s Oncology Division and prior to his appointment as Senior Director he served as Director, Oncology North America and Latin America from March 2000 to January 2002. Mr. Ruane served as Managing Director of Saatchi & Saatchi Healthcare’s Advanced Therapeutics Group from September 1998 to March 2000. From July 1993 to September 1998 he served as Director of Marketing - Leukine® and Flt3

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

ligand and previously as Director of New Business Development for Immunex Corporation. Mr. Ruane earned his B.S. from Wake Forest University and his M.B.A. from the University of Washington.

     Ronald G. Tefteller has served as Vice President and General Counsel since January 2000 and as Senior Director of Corporate Development and General Counsel since joining ILEX in April 1999. From 1991 to 1999, Mr. Tefteller served as Legal Counsel and consultant to Methodist Healthcare Ministries, Inc., the Methodist Healthcare System of San Antonio, Ltd. and associated physician organizations. Previously, he spent 10 years at Sage Energy Company as Vice President. He received a B.S. from Texas A&M University in 1970 and a J.D. from The University of Texas School of Law in 1975 after service in the United States Air Force. He also completed the Harvard Graduate School of Business Program for Management Development in 1989.

     Craig A. Tooman joined ILEX in March 2002 as Vice President of Investor Relations and was promoted to Senior Vice President, Strategic Planning and Corporate Communications in September 2002. Mr. Tooman has more than 15 years of pharmaceutical experience, having worked in diverse positions including investor relations, strategic planning, finance, marketing and sales. He has also held positions in Europe and Japan. Prior to joining ILEX, Mr. Tooman served as the Vice President of Investor Relations for Pharmacia Corporation from 2000 to 2001. Under his leadership, the Pharmacia Investor Relations unit won four of the largest awards of distinction in Investor/Public Relations. Prior to the merger of Pharmacia & Upjohn and Monsanto, he served as Assistant Vice President of Investor Relations for Pharmacia & Upjohn from 1999 to 2000 and as Worldwide Director of Investor Relations from 1998 to 1999. Prior to that time, Mr. Tooman served as Director of Investor Relations, Europe and as Director of Corporate Strategy for Pharmacia & Upjohn Management Co. from 1996 to 1997. Mr. Tooman earned his B.A. from Kalamazoo College and his M.B.A. from the University of Chicago.

     Steven D. Weitman, M.D., Ph.D., a pediatric oncologist, joined ILEX in May 2001 as Vice President, Global Cancer Research, responsible for overseeing the company’s drug discovery and translational research programs and was promoted to Senior Vice President and Chief Medical Officer in December 2003. In early 2003, Dr. Weitman’s role broadened to include the clinical development of ILEX’s pipeline products, as well as regulatory affairs and drug safety. Before joining ILEX, Dr. Weitman directed the translational research and pediatric oncology programs at the Cancer Therapy and Research Center’s Institute for Drug Development in San Antonio. He also served as an associate professor in the Department of Pediatrics at the University of Texas Health Science Center at San Antonio. Dr. Weitman received his B.S. in Microbiology from the University of Wisconsin. Dr. Weitman earned his M.S and Ph.D. in Pharmacology and his M.D. from the Medical College of Wisconsin.

     Joy A. Amundson has served as a Director of ILEX since May 2002. Ms. Amundson is currently a principal with Amundson Partners, a healthcare consulting firm. She served as Senior Vice President at Abbott Laboratories, a $16 billion global diversified healthcare company, from 1995 to 2001. Concurrently, she served as President of Ross Products, a division of Abbott, from 1998 to 2001 and as President of Chemical and Agricultural Products, another Abbott division, from 1995 to 1998. Prior to being named Senior Vice President, Ms. Amundson served in various management positions at Abbott including Corporate Vice President of Abbott HealthSystems and Vice President and General Manager of Hospital Products. Prior to joining Abbott in 1982, Ms. Amundson was in brand management with Procter & Gamble. She received a B.A. in journalism/advertising from the University of Wisconsin and a Master’s in Management from the Kellogg School of Management at Northwestern University. She serves as a director of The Dial Corporation, INAMED, Corp., ORIDION Systems, Ltd. and Advocate Lutheran General Hospital.

     Joseph S. Bailes, M.D., has served as a Director of ILEX since August 1997. He has been Executive Vice President, Clinical Affairs for US Oncology, Inc. since it was formed in June 1999 through the merger of American Oncology Resources, Inc. and Physician Reliance Network, Inc. (PRN) until January 1, 2004. He currently serves as a policy advisor to US Oncology. Dr. Bailes served as Executive Vice President and National Medical Director of PRN since it was formed in 1993. Since 1986 he has been employed as an oncologist by Texas Oncology, P.A. A board certified oncologist, Dr. Bailes received his medical degree from The University of Texas Southwestern Medical School in Dallas. He is a past President of the American Society of Clinical Oncology. Dr. Bailes serves as an advisory director of Texas Regional Bancshares.

     Jason S. Fisherman, M.D., has been a Director of ILEX since September 1995. Dr. Fisherman is currently a Vice President at Advent International, one of the world’s largest private equity investment firms. Prior to joining Advent, Dr. Fisherman served as Senior Director of Medical Research for Enzon, Inc. from 1991 to 1994. Between 1989 and 1992, he managed clinical development of a number of anticancer drugs at the National Cancer Institute. Dr. Fisherman is currently a director of Exelixis, Inc., and several private health care companies. Dr. Fisherman received his B.A. in Molecular Biophysics and Biochemistry from Yale, his M.D. from the University of Pennsylvania, and his M.B.A. from Wharton. He is board-certified in internal medicine and medical oncology.

     Richard L. Love served as President, Chief Executive Officer and a Director of ILEX Oncology, Inc. since our formation

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

in December 1993. In September 2001, Mr. Love resigned his position as President of ILEX Oncology, Inc. and, on December 31, 2001, Mr. Love resigned his position as Chief Executive Officer of ILEX Oncology, Inc. Mr. Love remains on the Board of Directors. Mr. Love is currently the Director and Chief Operating Officer of Translational Genomics Research Institute (TGEN). He has served on the Board of Directors of Parexel International since September 2002 and has served on the Board of Directors of Signase, Inc. since 2000. He has more than 33 years of industry experience with more than 20 years in the biosciences industry. Prior to forming ILEX, Mr. Love was Chief Operating Officer of CTRC Research from April 1991 to September 1994. From 1983 through 1991, Mr. Love served as CEO of Triton Biosciences Inc., a subsidiary of Shell Oil Company, and led the sale of Triton to Berlex Laboratories, Inc., a subsidiary of Schering AG. Mr. Love earned his B.S. and M.S. in Chemical Engineering from Virginia Polytechnic Institute.

     Victor P. Micati has been a Director of ILEX since May 2003. Mr. Micati is currently a consultant to the pharmaceutical industry, a role he has served since retiring from Pfizer in 2000. Mr. Micati joined Pfizer in 1965 and has held a wide variety of marketing and product development positions. In 1971, he was appointed Vice President of Marketing, Pfizer Laboratories. In 1972, he became Vice President of Pharmaceutical Development in Pfizer International’s headquarters operations; 1980, he moved to the Brussels-based European Management Center to become Executive Vice President of Pfizer Europe. Mr. Micati returned to Pfizer headquarters in 1984 and was appointed Senior Vice President, Pharmaceuticals and a member of the Pfizer International Board of Directors. He was appointed President of European Operations in 1990 and became a corporate officer and Vice President of Pfizer in 1992. With the globalization of pharmaceutical operations in January 1997, Mr. Micati was appointed to the ten-member Corporate Management Committee. He assumed responsibility for the Consumer Healthcare Group in September 1997. Mr. Micati’s last responsibility at Pfizer was as Executive Vice President of the Pfizer Pharmaceutical Group of Pfizer, Inc. In this role, he was responsible for Pfizer’s European pharmaceutical operations as well as the global consumer healthcare business. Mr. Micati graduated from Middlebury College with a B.A. in chemistry in 1962 and earned an M.B.A. in marketing from Columbia University in 1965.

     Daniel D. Von Hoff, M.D., has served as a Director of ILEX since we began operations in October 1994. Dr. Von Hoff was named Director of the Arizona Cancer Center in August 1999 and Professor of Medicine at the University of Arizona Health Sciences Center in Tucson. Dr. Von Hoff currently serves as the Director of the Arizona Cancer Center’s Cancer Therapeutics Program and as Director, Translational Drug Development Division for TGEN. Prior to that, he served as the Director of the Institute for Drug Development since 1989, Chief Executive Officer of CTRC Research since 1995, and a Clinical Professor of Medicine at the University of Texas Health Science Center in San Antonio (UTHSCSA) since 1995. He is a past President of the American Association for Cancer Research and is the Co-Director of Research for US Oncology, Inc. He is widely regarded as one of the world’s most experienced developers of new anticancer agents. Dr. Von Hoff has served on the FDA’s Oncology Drug Advisory Committee (ODAC) and was a member of the Board of Directors of the American Society of Clinical Oncology. He is the recipient of numerous awards and honors including the K. Bagshawe Honorary Lecture for the British Association for Cancer Research, the EORTC Michel Clavel Lectureship and the Therapeutic Frontiers Lecture Award from the American College of Clinical Pharmacy. He is a Fellow of the American Association for the Advancement of Science and is a recipient of both the Outstanding Professor Award and the Presidential Teaching Award from UTHSCSA. Dr. Von Hoff received his B.S. from Carroll College and his M.D. from Columbia College of Physicians and Surgeons.

     Mark E. Watson, Jr. has served as Director of ILEX since May 2003. Mr. Watson owns and operates the Diamond K Ranch in Sisterdale, Texas. In 1983, he founded Titan Holdings, Inc., which became a member of the New York Stock Exchange in 1994 and was acquired by The St. Paul Insurance Group in 1998. Mr. Watson is a Commissioner with the Texas Parks and Wildlife Commission. He is the Vice-Chairman of the National Center for American Western Art and he serves on the Board of Directors of CTRC, the Texas State Aquarium and the Blood and Tissue Center. He is a Board of Trustee Emeritus of the University of the Incarnate Word and serves on the Board of the College of Arts and Letters at the University of Notre Dame.

     Gary V. Woods has served as a Director of ILEX since our formation in December 1993 and has served as Chairman of the Board of Directors from 1994 to 2003. Since 1979, Mr. Woods has been employed as President of McCombs Enterprises, Inc., an organization that invests in automobile dealerships, oil and gas ventures, real estate and broadcasting. He currently serves on the Board of Directors of several private organizations, including CTRC, where he serves as Chairman of the Board of Directors. Mr. Woods serves as a director of Argonaut Group, Inc. and previously served as a director of Titan Holdings, Inc. and the Greater San Antonio Chamber of Commerce. He also served as President of the San Antonio Spurs of the National Basketball Association from 1988 to 1993. Mr. Woods has been the President of the Minnesota Vikings of the National Football League since August 1998. Mr. Woods received his B.B.A. from Southwest Texas State University and his M.B.A. from Southern Methodist University and is a Certified Public Accountant.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires that the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s equity securities file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and greater than 10% stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company’s knowledge, based solely on a review of the copies of the Section 16(a) reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2003, all reports required by Section 16(a) of the Exchange Act during December 31, 2003 were filed on a timely basis.

Code of Ethics

     We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Treasurer, Senior Director of Accounting, Directors of Finance, Associate Director of Treasury/Risk Management and other employees performing similar functions.

Director Independence

     The majority of our directors are independent under the NASDAQ listing standards and the applicable rules of the Securities and Exchange Commission. The Audit Committee, the Compensation Committee and the Nominating and Governance Committee are each composed entirely of directors who are independent under the NASDAQ listing Standards and the applicable rules of the Securities and Exchange Commission.

Identification of Audit Committee and Audit Committee Financial Expert

     We have a separately-designated Audit Committee comprised of Mr. Micati, Mr. Watson and Mr. Woods. We have determined that Mr. Woods is a “financial expert” within the meaning of the current rules of the Securities and Exchange Commission.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

ITEM 11. EXECUTIVE COMPENSATION

     The following table summarizes all compensation earned for services rendered to the Company in all capacities during the years ended December 31, 2003, 2002 and 2001 by the Company’s Chief Executive Officer and the Company’s four other most highly compensated executive officers during 2003 (together, the “Named Officers”).

SUMMARY COMPENSATION TABLE

								Long-Term
								Compensation
								Awards
		Annual Compensation			Other Annual		Restricted	Securities
	Fiscal				Compensation		Stock	Underlying	All Other
Name & Principal Position	Year	Salary ($)	Bonus ($)		($)		Awards ($)	Options (#)	Compensation ($)
Jeffrey H. Buchalter (1)	2003	$425,000	$677,000	(2)	$51,765	(3)	$704,000 (2)	250,000	$27,719	(4)
President and Chief	2002	400,000	290,000	(21)	209,981	(5)(21)	—	191,670	17,288	(6)(21)
Executive	2001	87,500	101,250	(7)(21)	—		—	230,830	2,250	(8)
Officer
Mark P. Mellin(9)	2003	$226,250	$153,850		$—		$—	75,000	$12,750	(10)
Senior Vice President,	2002	65,256	25,000		—		—	75,000	2,500	(11)
Chief Financial Officer	2001	—	—		—		—	—	—
Ronald G. Tefteller (12)	2003	$186,300	$121,100		$—		$—	45,000	$7,844	(13)
Vice President, General	2002	180,000	40,000	(21)	—		—	40,000	12,300	(14)(21)
Counsel	2001	160,000	65,000	(21)	—		—	25,000	4,800	(15)(21)
Craig A. Tooman(16)	2003	$230,000	$172,500		$—		$—	50,000	$14,400	(17)
Senior Vice President,	2002	179,385	164,767	(7)(21)	—		—	110,000	9,075	(18)(21)
Strategic Planning and	2001	—	—		—		—	—	—
Corporate Communications
Steven D. Weitman, M.D.,	2003	$216,010	$162,010		$—		$—	50,000	$14,089	(20)
Ph.D.(19)	2002	—	—		—		—	—	—
Senior Vice President,	2001	—	—		—		—	—	—
Chief Medical Officer

1)	Mr. Buchalter became president in September 2001 and Chief Executive Officer on January 1, 2002.

2)	In March 2003, Mr. Buchalter was granted 150,000 shares of restricted stock. In accordance with the restricted stock agreement, 50,000 shares vested immediately and the remaining shares vest at a rate of 33% per year over the following three years. The fair market value of the restricted stock grant on the grant date was approximately $1.1 million. The fair market value of the unvested stock on the grant date was $704,000. The fair market value of the vested stock on the grant date was $352,000 which is included in the bonus column in addition to Mr. Buchalter’s $325,000 bonus. The fair market values are based on the closing price of ILEX stock on the grant date. The value of the unvested portion of the restricted stock award on December 31, 2003 was $2.125 million, based on the closing price of the Company’s stock on that date. Dividends, if declared, will be paid on the 150,000 shares regardless of whether they have all vested.

3)	$36,871 represents relocation expenses paid by the Company.

4)	$6,000 represents the Company’s contribution to the 401(k) plan on behalf of Mr. Buchalter and $21,719 represents the Company’s contribution to the deferred compensation plan on behalf of Mr. Buchalter.

5)	$209,981 represents relocation and temporary housing expenses paid by the Company.

6)	$5,500 represents the Company’s contribution to the 401(k) plan on behalf of Mr. Buchalter and $11,788 represents the Company’s contribution to the deferred compensation plan on behalf of Mr. Buchalter.

7)	Includes sign-on bonus.

8)	Represents the Company’s contribution to the 401(k) plan on behalf of Mr. Buchalter.

9)	Mr. Mellin joined the Company on September 3, 2002.

10)	$6,000 represents the Company’s contribution to the 401(k) plan on behalf of Mr. Mellin and $6,750 represents the Company’s contribution to the deferred compensation plan on behalf of Mr. Mellin.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

11)	$1,500 represents the Company’s contribution to the 401(k) plan on behalf of Mr. Mellin and $1,000 represents the Company’s contribution to the deferred compensation plan on behalf of Mr. Mellin.

12)	Mr. Tefteller joined the Company on April 12, 1999.

13)	$5,581 represents the Company’s contribution to the 401(k) plan on behalf of Mr. Tefteller and $2,263 represents the Company’s contribution to the deferred compensation plan on behalf of Mr. Tefteller.

14)	$5,400 represents the Company’s contribution to the 401(k) plan on behalf of Mr. Tefteller and $6,900 represents the Company’s contribution to the deferred compensation plan on behalf of Mr. Tefteller.

15)	Represents the Company’s contribution to the 401(k) Plan on behalf of Mr. Tefteller.

16)	Mr. Tooman joined the Company on March 11, 2002.

17)	$6,000 represents the Company’s contribution to the 401(k) plan on behalf of Mr. Tooman and $8,400 represents the Company’s contribution to the deferred compensation plan on behalf of Mr. Tooman.

18)	$4,950 represents the Company’s contribution to the 401(k) plan on behalf of Mr. Tooman and $4,125 represents the Company’s contribution to the deferred compensation plan on behalf of Mr. Tooman.

19)	Dr. Weitman joined the Company on May 1, 2001 and became an executive officer in December 2003.

20)	$6,000 represents the Company’s contribution to the 401(k) plan on behalf of Dr. Weitman and $8,089 represents the Company’s contribution to the deferred compensation plan on behalf of Dr. Weitman.

21)	This amount has been revised.

Stock Option Grants in Fiscal 2003

     The following tables set forth information concerning individual grants of stock options, exercises of stock options, and aggregate stock options held for each of the Named Officers listed in the Summary Compensation Table above for the year ended December 31, 2003:

					Potential Realizable
					Value at Assumed
					Annual Rates of
	Number of	Percent of			Stock Price
	Securities	Total Options			Appreciation for
	Underlying	Granted to	Exercise		Option Term(1)
	Options	Employees in	Price	Expiration
Name	Granted (#)	2003	Per Share	Date	5%	10%
Jeffrey H. Buchalter	150,000	12.86%	$7.04	3/13/2013	$664,113	$1,682,992
	100,000	8.58%	19.69	12/11/2013	1,238,294	3,138,079
Mark P. Mellin	25,000	2.14%	$10.79	4/24/2013	$169,644	$429,912
	50,000	4.29%	19.65	12/8/2013	617,889	1,565,852
Ronald G. Tefteller	45,000	3.86%	$19.65	12/8/2013	$556,100	$1,409,267
Craig A. Tooman	50,000	4.29%	$19.65	12/8/2013	$617,889	$1,565,852
Steven D. Weitman, M.D., Ph.D.	50,000	4.29%	$19.65	12/8/2013	$617,889	$1,565,852

1)	The potential realizable value is calculated based on the term of the option and is calculated by assuming that the fair market value of Common Stock on the date of the grant as determined by the Board appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and the Common Stock received therefrom is sold on the last day of the term of the option for the appreciated price. The 5% and 10% rates of appreciation are derived from the rules of the Securities and Exchange Commission and do not reflect the Company’s estimate of future stock price appreciation. The actual value realized may be greater than or less than the potential realizable values set forth in the table.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

Aggregate Option Exercises in 2003 and Fiscal Year-End Option Values

	Shares		Number of Securities		Value of Unexercised In-
	Shares		Underlying Unexercised		The-Money Options at
	Acquired		Options at FY-End (#)		FY-End(1) ($)
	Upon Option	Value Realized(2)
Name	Exercise(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Jeffrey H. Buchalter	—	$—	179,978	492,522	$537,750	$3,900,750
Mark P. Mellin	3,000	45,150	15,750	131,250	243,653	1,211,688
Ronald G. Tefteller	8,000	99,798	52,627	94,753	210,796	502,200
Craig A. Tooman	—	—	27,500	132,500	—	982,600
Steven D. Weitman, M.D. Ph.D.	6,250	85,263	23,500	92,250	21,875	370,750

(1)	The dollar values have been calculated by determining the difference between the fair market value of the securities underlying the options at December 31, 2003 ($21.25) and exercise prices of the options.

(2)	The value realized is determined as the difference between the fair market value of the securities on the exercise date and the exercise price of the options.

Employment Agreements and Change-of-Control Arrangements

     In the event of a change of control, the current Chief Executive Officer will receive three times his yearly base salary in effect immediately prior to the date of such change of control. Additionally, in the event of a change of control, any other officer of the Company who does not receive a comparable offer of employment with the Company or its successor of at least one year duration following the change of control or who is terminated without cause within one year following the change of control shall be entitled to the amount opposite such officer as set forth below:

Senior Vice President	Two times the yearly base salary in effect immediately prior to the date of such change of control
Vice President	The yearly base salary in effect immediately prior to the date of such change of control

     A “change of control” for purposes of the policy described above is a sale, transfer or disposition of substantially all of the assets of the Company, a merger or consolidation of the Company with or into another entity or any other corporate reorganization, if more than 50% of the combined voting power of the continuing or surviving entity’s securities outstanding immediately after such merger, consolidation or reorganization is owned by persons who were not stockholders of the Company immediately prior to the merger, consolidation or other reorganization.

     Additionally, in the event of a change of control, all outstanding options and restricted stock awards vest immediately.

     If the employment of the President or any Senior Vice President is terminated without cause, such officer shall be entitled to receive a lump sum equal to such officer’s then current yearly base salary; provided however, such payments are not in addition to any amounts payable to such officer upon a change of control.

Compensation Committee Interlocks and Insider Participation

     The members of the Compensation Committee of the Company’s Board of Directors are Ms. Amundson and Messrs. Micati and Fisherman. The Compensation Committee makes recommendations to the Board of Directors regarding executive compensation matters, including decisions relating to salary and bonus and grants of stock options.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of January 1, 2004 certain information with respect to the Company’s Common Stock beneficially owned by each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s Common Stock, each director, each executive officer named in the Summary Compensation Table and by all its directors and executive officers as a group.

	Shares	Percentage of
	Beneficially	Outstanding Shares
Name and Address of Beneficial Owner	Owned(1)(2)	Beneficially Owned(3)
Wellington Management Company LLP (4) 75 State Street Boston, Massachusetts 02109	2,545,330	6.40%
Sectoral Asset Management, Inc. (5) 1000 Sherbrooke Street West Suite 2120 Montreal, Canada H3A 3G4	2,017,109	5.07%
Jeffrey H. Buchalter (6)	376,124	*
Daniel D. Von Hoff, M.D. (7)	306,265	*
Richard L. Love (8)(9)	233,376	*
Gary V. Woods (10)	90,043	*
Ronald G. Tefteller (11)	55,986	*
Mark E. Watson, Jr. (12)	49,078	*
Jason S. Fisherman, M.D. (13)(14)	46,099	*
Joseph S. Bailes, M.D. (15)	42,628	*
Craig A. Tooman (16)	27,700	*
Steven D. Weitman, M.D., Ph.D. (17)	25,189	*
Joy A. Amundson (18)	20,848	*
Mark P. Mellin (19)	18,750	*
Victor P. Micati (20)	7,878	*
All executive officers and directors as a group (15 persons)(13)	1,366,765	3.44%

* Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of January 1, 2004 are deemed outstanding. Except as otherwise noted, the street address of the named beneficial owner is 4545 Horizon Hill Blvd., San Antonio, Texas 78229.

(2)	To the Company’s knowledge, unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(3)	Based on a total of 39,800,480 shares of Common stock, which includes 39,046,917 shares of Common Stock issued and outstanding on January 1, 2004, 725,977 shares of common stock issuable upon exercise of options and 27,586 shares of common stock issuable upon exercise of options, which will vest within 60 days of January 1, 2004.

(4)	Represents shares held by Wellington Management Company, which exercises sole voting and investment power as investment adviser with respect to the shares. Based solely on information contained in Schedule 13G filed with the Securities and Exchange Commission.

(5)	Represents shares held by Sectoral Asset Management, Inc., which exercises sole voting and investment power as investment adviser with respect to the shares. Based solely on information contained in Schedule 13G filed with the Securities and Exchange Commission.

(6)	Includes 179,978 shares of Common Stock issuable upon exercise of options and 100,000 shares pursuant to a restricted stock grant, which are not yet vested.

(7)	Includes 49,546 shares of Common Stock issuable upon exercise of options.

(8)	Includes 800 shares of Common Stock held by each of Mr. Love’s three children and Mr. Love’s spouse, 600 shares of Common Stock held by Mr. Love’s brother and 200 shares held by Mr. Love’s mother.

(9)	Includes 13,596 shares of Common Stock issuable upon exercise of options.

(10)	Includes 45,128 shares of Common Stock issuable upon exercise of options. Mr. Woods has agreed to donate economic gain from these options to CTRC.

(11)	Includes 53,880 shares of Common Stock issuable upon exercise of options.

(12)	Includes 8,878 shares of Common Stock issuable upon exercise of options.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

(13)	Does not include 371,565 shares of Common Stock beneficially owned by entities under the control of Advent International Corporation (“Advent”). Dr. Fisherman is a Vice President of Advent and may be deemed to be the beneficial owner of such shares. Dr. Fisherman disclaims beneficial ownership of such shares.

(14)	Includes 45,724 shares of Common Stock issuable upon exercise of options.

(15)	Includes 42,128 shares of Common Stock issuable upon exercise of options.

(16)	Includes 27,500 shares of Common Stock issuable upon exercise of options.

(17)	Includes 23,500 shares of Common Stock issuable upon exercise of options.

(18)	Represents 20,848 shares of Common Stock issuable upon exercise of options.

(19)	Includes 15,750 shares of Common Stock issuable upon exercise of options.

(20)	Includes 4,459 shares of Common Stock issuable upon exercise of options.

Compensation of Directors

     Each nonemployee director receives a fee of $2,000 for each board meeting and committee meeting attended, if such committee meeting is held on a different day than a Board of Directors’ meeting. In addition, each nonemployee director receives a year end option grant of 1,000 shares of Common Stock, which vests immediately, for each regularly scheduled board meeting attended. The chairman of the board of directors receives a retainer fee of $20,000 and the chairman of the audit committee receives a retainer fee of $15,000. All other nonemployee directors that do not have a consulting relationship with us receive retainer fees of $10,000. Each nonemployee director who is eligible to receive a retainer fee has the option to receive the retainer fee in stock options instead of a cash payment. Additionally, upon initial election to the Board, each nonemployee director receives an option grant of 17,500 shares of Common Stock, which vests in monthly increments over a four-year period. We also reimburse directors for their travel expenses to and from the meetings.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          ILEX was formed in December 1993 for the purpose of conducting certain advanced drug development programs and pursuing commercial opportunities of CTRC. Mr. Woods is Chairman of the Board of Directors of CTRC and Mr. Watson is a director of CTRC. The Company and CTRC have an agreement not to commence any legal action against, in the case of CTRC, the Board of Directors of the Company, other than Directors of the Company who are also employees or officers of or consultants to ILEX, or, in the case of ILEX, the Board of Trustees of CTRC, for any claim that would have been covered by any directors’ and officers’ liability insurance policies maintained by CTRC or ILEX, as applicable, subject to certain exceptions. This agreement terminated upon consummation of the initial public offering of the Company’s Common Stock on February 20, 1997, but remains in effect with respect to any activity occurring prior to the termination of the agreement.

     The Company has a lease agreement with CTRC Research Foundation Building Corporation, a joint venture between CTRC Research Foundation and the Texas Research Park Foundation, for office space, a lab and a manufacturing facility. Additionally CTRC Research Foundation performs certain research services for the Company. For the year ended December 31, 2003, the Company paid CTRC Research Foundation approximately $354,000 for these services. For the year ended December 31, 2003, the Company paid CTRC Research Foundation Building Corporation approximately $240,000 related to the aforementioned lease agreement. The lease agreement provides that rent will be paid at a fixed monthly rate plus a percentage of gross sales from the facility, as defined in the lease. The Company was not required to begin making fixed monthly payments until 1998 nor is it required to begin making the payments, which are based on a percentage of gross sales from the facility, until certain gross levels are achieved. At December 31, 2003, the Company had payables to CTRC Research of $152,000 related to the aforementioned services and lease agreements.

     Dr. Bailes had been Executive Vice President, Clinical Affairs for US Oncology, Inc. since it was formed in June 1999 through January 1, 2004. Dr. Bailes currently serves as a policy advisor to U.S. Oncology.

     In May 2001, we entered into an agreement with the Arizona Board of Regents for the University of Arizona for pancreatic cancer research. As of December 31, 2002, all amounts related to this research agreement had been expensed. Additional amounts paid to the University of Arizona relate to payments to investigators. A member of our Board of Directors is currently the Director of the Arizona Health Science Center’s Cancer Therapeutics Program and Professor of Medicine at the University of Arizona Health Science Center in Tucson.

     In July 1997, we entered into a consulting agreement with Dr. Von Hoff, which expired on December 31, 2002. A new agreement was entered into in January 2003, which expires on December 31, 2004. Under the terms of the agreement, we will pay Dr. Von Hoff an annual fee of $275,000 for services provided in accordance with the agreement and reimbursement of out-of-pocket expenses incurred in connection with the services provided.

     The related party subcontractors provide us with consulting services and preclinical and clinical testing related to certain of our contracts. During the year ended December 31, 2003, we incurred the following approximate expenses for subcontracting and consulting costs to the named related parties:

CTRC Research Foundation	$350,000
CTRC Research Foundation Building Corporation	240,000
Director of the Company	280,000
US Oncology	758,000
University of Arizona	87,000

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. Ernst & Young billed aggregate fees of $322,876 for professional services rendered for (i) the audit of the Company’s financial statements for the year ended December 31, 2003, (ii) the review of the financial statements included in the Company’s quarterly reports on Form 10-Q filed with the Securities and Exchange Commission, (iii) accounting consultations on matters that arose during the audit or interim reviews and (iv) our secondary offering. Ernst & Young billed aggregate

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

fees of $282,889 for professional services rendered for (i) the audit of the Company’s financial statements for the year ended December 31, 2002, (ii) the review of the financial statements included in the Company’s quarterly reports on Form 10-Q filed with the Securities and Exchange Commission and (iii) accounting consultations on matters that arose during the audit or interim reviews.

Audit-related Fees. Ernst & Young billed fees of $4,423 during the year ended December 31, 2003 for services rendered related to the audit of our financial statements. There were no fees billed during the year ended December 31, 2002 for services rendered related to the audit of our financial statements.

Tax Fees. Ernst & Young billed fees of $105,922 for tax planning and tax advice and $88,910 for tax compliance during the year ended December 31, 2003. Ernst & Young billed fees of $203,673 for tax planning and tax advice and $35,430 for tax compliance during the year ended December 31, 2002.

All Other Fees. Ernst & Young billed fees of $1,500 during the year ended December 31, 2003 for products and services rendered other than those listed in the above categories. Ernst & Young billed fees of $1,307 during the year ended December 31, 2002 for products and services rendered other than those listed in the above categories.

Audit Committee Pre-Approval Policy

Our Audit Committee has adopted a policy requiring pre-approval by the committee of all services (audit and non-audit) to be provided to us by our independent auditor. In accordance with that policy, the Audit Committee has given its approval for the provision of audit services by Ernst & Young LLP for fiscal 2004 and has also given its approval for the provision by Ernst & Young LLP of particular categories or types of audit-related and tax services in fiscal 2004, in each case subject to a specific budget. In cases where the Audit Committee’s pre-approval is not covered by one of those approvals, a designated member of the Audit Committee has the delegated authority to pre-approve the provision of services, and such pre-approvals are then communicated to the full Audit Committee.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements
Index to Financial Statements appears on Page F-1.

(b)	Reports on Form 8-K

     Report dated October 22, 2003, reporting Item 12 “Results of Operations and Financial Condition.” The report included a press release announcing our financial results for the third quarter of 2003.

(c)	Exhibits

Exhibit
Number	Identification of Exhibit
2.1	Purchase and Sale Agreement dated October 29, 2001 by and among ILEX Oncology, Inc., ILEX Acquisitions, Inc., Millennium Pharmaceuticals, Inc, and mHoldings Trust (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 15, 2001)

3.1	Amended and Restated Certificate of Incorporation of the Company filed May 31, 2000 (Incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed August 8, 2000)

3.2	Bylaws of the Company, as amended (Incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

4.1	Specimen of certificate representing Common Stock, $.01 par value, of the Company (Incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

4.2	Rights Agreement dated April 10, 2001, by and between ILEX Oncology, Inc. and American Stock Transfer & Trust Co. which includes as Exhibit A the Form of Certificate of Designations of Series I Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Common Stock (Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed April 11, 2001)

4.3*	First Amendment to Rights Agreement dated February 26, 2004, by and between ILEX Oncology, Inc. and American Stock Transfer & Trust Co.

10.1	Services Agreement dated November 18, 1994 between CTRC Research Foundation and the Company (Incorporated herein by reference to Exhibit 10.6 of the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.2	Covenant Not To Sue dated September 1995 between CTRC Research Foundation and the Company (Incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

Exhibit
Number	Identification of Exhibit
10.3	Commercial Industrial Sublease Agreement between TRTF/CTRCRF Building Corporation and the Company (Incorporated herein by reference to Exhibit 10.11 of the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.4*	1995 Stock Option Plan for the Company, as amended through February 25, 2004

10.5	Second Amended and Restated 1996 Non-Employee Director Stock Option Plan for the Company (Incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed April 2, 2001)

10.6	Form of Non-Employee Director Stock Option Agreement for the Company (Incorporated herein by reference to Exhibit 10.49 to the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.7*	2000 Employee Stock Compensation Plan for the Company, as amended through February 25, 2004

10.8	2000 Employee Stock Purchase Plan for the Company, as amended (Incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed April 2, 2001)

10.9	Form of Pledge Agreement between Cancer Therapy and Research Center Endowment and each of Gary V. Woods and Ruskin C. Norman, M.D. (Incorporated herein by reference to Exhibit 10.55 to the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.10	Office Building Lease Agreement dated April 8, 1998, between the Company and N.W.A. Limited Partnership (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 1998)

10.11†	Distribution and Development Agreement between Millennium & ILEX Partners, L.P. (now ILEX Pharmaceuticals, L.P.) and Schering AG dated August 24, 1999 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed September 21, 1999)

10.12	Letter agreement dated September 9, 1999, between the Company and Al J. Jecminek (Incorporated herein by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.13	Office Lease Agreement dated July 14, 2000, between Orion Fountainhead Two Partners, Ltd., and ILEX Oncology, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2000)

10.14†	Supply Agreement dated as of June 4, 1999 between Millennium & ILEX Partners, L.P. (formerly L&I Partners, L.P.) and Boehringer Ingelheim Pharma KG. (Incorporated herein by reference to Exhibit 10.25 to the Millennium Pharmaceuticals, Inc. 10-K for the fiscal year ending December 31, 1999)

10.15†	License Agreement, dated May 2, 1997, between Millennium & ILEX Partners, L.P. (formerly L&I Partners, L.P.) and Millennium Pharmaceuticals, Inc (as successor to LeukoSite, Inc.) (Incorporated by reference to Exhibit 10.17(b) to LeukoSite, Inc.’s Registration Statement on Form S-1 (No. 333-30213) filed June 27, 1997)

10.16	2001 UK Employee Stock Compensation Plan (Incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.17	Employment agreement dated January 1, 2002, between the Company and Jeffrey H. Buchalter (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2002)

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

Exhibit
Number	Identification of Exhibit
10.18*	Consulting Services Agreement dated January 1, 2003, between the Company and Daniel D. Von Hoff, M.D.

11.1*	Computation of Earnings Per Share

14.1*	ILEX Oncology Inc. Code of Ethics for Senior Financial Officers

21.1	Subsidiaries of the Company

	Place of	Names Under Which
Name	Incorporation	Doing Business
ILEX Oncology Services, Inc.	Delaware	ILEX Oncology Services, Inc.
ILEX Products, Inc.	Delaware	ILEX Products, Inc.
ILEX Services Limited	United Kingdom	ILEX Services Limited
ILEX Oncology Research Sarl	Geneva, Switzerland	ILEX Oncology Research Sarl
ILEX Acquisitions, Inc.	Delaware	ILEX Acquisitions, Inc.
ILEX Pharmaceuticals, L.P.	Delaware	ILEX Pharmaceuticals, L.P.
ILEX Pharmaceuticals, LTD.	United Kingdom	ILEX Pharmaceuticals, LTD.
ILEX Pharmaceuticals, L.L.C.	Delaware	ILEX Pharmaceuticals, L.L.C.

23.1*	Consent of Ernst & Young LLP

23.2	Information regarding consent of Arthur Andersen LLP (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 14, 2003)

31.1*	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Senior Vice President and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2004

	By:	/s/ JEFFREY H. BUCHALTER

Jeffrey H. Buchalter
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MARK P. MELLIN

Mark P. Mellin
Senior Vice President and Chief Financial Officer
(Chief Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 12, 2004

Signature	Title
/s/ JOY A. AMUNDSON Joy A. Amundson	Director, Chairman of the Board
/s/ JOSEPH S. BAILES, M.D. Joseph S. Bailes, M.D.	Director
/s/ JEFFREY H. BUCHALTER Jeffrey H. Buchalter	Director
/s/ JASON S. FISHERMAN, M.D. Jason S. Fisherman, M.D.	Director
/s/ RICHARD L. LOVE Richard L. Love	Director
/s/ VICTOR P. MICATI Victor P. Micati	Director
/s/ DANIEL D. VON HOFF, M.D. Daniel D. Von Hoff, M.D.	Director
/s/ MARK E. WATSON, JR. Mark E. Watson, Jr.	Director
/s/ GARY V. WOODS Gary V. Woods	Director

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

Report of Independent Auditors

To the Board of Directors and Stockholders of ILEX Oncology, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of ILEX Oncology Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of ILEX Oncology Inc. and subsidiaries as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations and whose report dated February 25, 2002 expressed an unqualified opinion on those statements before the reclassification adjustments and conforming disclosures described in Note 2.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ILEX Oncology, Inc. and subsidiaries at December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

As discussed above, the consolidated financial statements of ILEX Oncology Inc. and subsidiaries as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised. We audited the reclassification adjustments and conforming disclosures described in Note 2 that were applied to revise the 2001 financial statements. In our opinion, such reclassification adjustments and conforming disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such reclassification adjustments and conforming disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ Ernst & Young LLP

San Antonio, Texas
January 23, 2004, except for Note 19, as to which the date is February 26, 2004

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

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

/s/ ARTHUR ANDERSEN LLP

San Antonio, Texas
February 25, 2002

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH ILEX ONCOLOGY, INC.’S FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K. SEE EXHIBIT 23.2 FOR FURTHER DISCUSSION.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$63,154	$29,679
Investments in marketable securities	75,791	123,591
Restricted investments	816	976
Accounts receivable, net of allowance for doubtful accounts of $5 and $30 in 2003 and 2002, respectively	166	871
Accounts receivable - Schering AG	8,363	4,701
Other receivables	2,152	3,654
Prepaid expenses and other	2,433	2,273

Total current assets	152,875	165,745

Investments in marketable securities	56,209	34,737
Restricted investments	1,691	2,017
Completed technology asset, net of accumulated amortization of $9,257 and $4,629 in 2003 and 2002, respectively	55,543	60,171
Other intangible assets, net of accumulated amortization of $517 and $200 in 2003 and 2002, respectively	4,283	2,600
Goodwill	—	213
Other assets	689	283
Property and equipment, at cost, net of accumulated depreciation of $10,302 and $7,950 in 2003 and 2002, respectively	3,805	5,140

Total assets	$275,095	$270,906

The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share amounts)

	December 31
	2003	2002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable-
Related parties	$—	$136
Other	11,477	8,214
Accrued liabilities-
Related parties	564	455
Other	6,646	6,378
Deferred revenue	385	879
Advances from Schering AG	—	2,577
Note payable	38,390	38,099

Total current liabilities	57,462	56,738

Deferred revenue	1,077	—
Note payable	—	36,155
Other non-current liabilities	742	771

Total liabilities	59,281	93,664

Commitments and contingencies (see Note 16)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 39,046,917 and 32,546,890 shares issued and outstanding in 2003 and 2002, respectively	390	326
Additional paid-in capital	560,632	460,014
Deferred compensation	(359)	—
Accumulated deficit	(345,544)	(283,430)
Accumulated other comprehensive income	695	332

Total stockholders’ equity	215,814	177,242

Total liabilities and stockholders’ equity	$275,095	$270,906

The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31
	2003	2002	2001
Revenue:
Product profit and royalty	$23,315	$10,843	$—
Product development	6,307	9,786	3,994
Outlicensing revenue	2,773	634	—
Contract research services	1,762	9,400	25,178
Other	632	238	—

Total revenue	34,789	30,901	29,172

Operating expenses:
Research and development costs	49,026	46,928	33,798
Licensing costs	8,444	5,657	10,281
Selling, general and administrative	13,998	11,326	11,052
Direct costs of research services	1,341	5,897	19,535
Depreciation & amortization	7,542	7,390	2,415
Settlement charge	16,500	—	—
Impairment charge	213	—	—
In-process research and development	—	—	86,112

Total operating expenses	97,064	77,198	163,193

Operating loss:	(62,275)	(46,297)	(134,021)
Other income (expense):
Interest income and other, net	4,322	7,084	9,995
Interest expense	(4,137)	(6,654)	—
Equity in income of joint venture	—	—	3,094

Loss before income taxes:	(62,090)	(45,867)	(120,932)
Provision for foreign income taxes	(24)	(289)	(22)

Net loss	$(62,114)	$(46,156)	$(120,954)

Basic and diluted net loss per share	$(1.76)	$(1.42)	$(4.48)

Weighted average number of shares of common stock outstanding	35,258	32,476	27,011

The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except shares)

	Common Stock						Accumulated
		$0.01	Additional				Other
		Par	Paid-In	Deferred	Treasury	Accumulated	Comprehensive
	Shares	Value	Capital	Compensation	Stock	Deficit	Income (Loss)	Total
BALANCES, December 31, 2000	25,776,243	$258	$312,687	$—	$(517)	$(116,320)	$(103)	$196,005
Net loss	—	—	—	—	—	(120,954)	—	(120,954)
Foreign currency translation	—	—	—	—	—	—	(89)	(89)

Comprehensive loss								(121,043)

Issuance of common shares for acquisition of company	521,121	5	13,902	—	—	—	—	13,907
Issuance of common shares for employee stock purchase plan	23,148	—	491	—	—	—	—	491
Exercise of stock options and warrants	246,317	2	2,494	—	—	—	—	2,496
Non-cash compensation expense	—	—	266	—	—	—	—	266
Issuance of common shares in secondary offering, net of issuance costs	5,750,000	58	128,331	—	517	—	—	128,906

BALANCES, December 31, 2001	32,316,829	323	458,171	—	—	(237,274)	(192)	221,028

Net loss	—	—	—	—	—	(46,156)	—	(46,156)
Foreign currency translation	—	—	—	—	—	—	524	524

Comprehensive loss								(45,632)

Issuance of common shares for employee stock purchase plan	30,576	1	270	—	—	—	—	271
Exercise of stock options	199,485	2	1,573	—	—	—	—	1,575

BALANCES, December 31, 2002	32,546,890	326	460,014	—	—	(283,430)	332	177,242

Net loss	—	—	—	—	—	(62,114)	—	(62,114)
Foreign currency translation	—	—	—	—	—	—	363	363

Comprehensive loss								(61,751)

Issuance of common shares in secondary offering, net of issuance costs	5,500,000	55	87,365	—	—	—	—	87,420
Exercise of stock options	230,067	2	1,910	—	—	—	—	1,912
Issuance of common shares for employee stock purchase plan	33,708	—	294	—	—	—	—	294
Issuance of restricted stock	150,000	1	1,055	(704)	—	—	—	352
Amortization of deferred compensation	—	—	—	345	—	—	—	345
Issuance of common stock to Millennium Pharmaceuticals, Inc.	586,252	6	9,994	—	—	—	—	10,000

BALANCES, December 31, 2003	39,046,917	$390	$560,632	$(359)	$—	$(345,544)	$695	$215,814

The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(62,114)	$(46,156)	$(120,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,542	7,390	2,415
In-process research and development	—	—	86,112
Net activity of research and development partnership	—	—	(3,955)
Deferred income taxes	—	—	(73)
Impairment charge	213	—	—
Interest expense paid in stock	929	—	—
Non-cash compensation expense	697	—	266
Reversal of bad debt provision	(27)	(134)	(180)
(Gain) Loss on investment in marketable securities	(121)	(435)	435
Loss on disposal of property and equipment	38	67	173
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	(1,428)	5,070	3,107
Increase in prepaid expenses and other	(160)	(204)	(640)
(Increase) decrease in other non-current assets	(406)	226	(261)
Increase (decrease) in accounts payable and accrued liabilities	964	(14,214)	7,704
Increase (decrease) in deferred revenue	583	(2,761)	(2,085)
Increase in interest on note payable	17	4,324	—
(Decrease) increase in other non-current liabilities	(29)	(3,816)	281

Net cash used in operating activities	(53,302)	(50,643)	(27,655)

Cash flows from investing activities:
Net activity of marketable securities’ transactions	26,449	31,725	(10,180)
Net activity in restricted investments	486	1,117	690
Purchase of property and equipment	(1,284)	(1,680)	(1,992)
Advances to joint venture	—	—	(3,369)
License fees	(2,000)	—	—
Proceeds from sale of property and equipment	11	124	59
Acquisitions, net of cash acquired	—	—	(22,875)

Net cash provided by (used in) investing activities	23,662	31,286	(37,667)

Cash flows from financing activities:
Issuance of common stock for cash, net of issuance costs	87,420	—	128,906
Exercise of stock options and warrants	1,912	1,575	2,496
Issuance of common stock for employee stock purchase plan	294	271	491
Principal payments for capital lease obligations	(37)	(78)	(78)
Principal payment on note payable	(26,809)	(37,670)	—

Net cash provided by (used in) financing activities	62,780	(35,902)	131,815

Effect of Exchange Rate Changes on Cash and Cash Equivalents	335	420	(74)

Net increase (decrease) in cash and cash equivalents	$33,475	$(54,839)	$66,419
Cash and cash equivalents, beginning of year	29,679	84,518	18,099

Cash and cash equivalents, end of year	$63,154	$29,679	$84,518

The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share information, per share information or as otherwise indicated)

1. ORGANIZATION AND OPERATIONS

ILEX Oncology, Inc. (ILEX) was incorporated in December 1993 under the laws of the State of Delaware and is a biopharmaceutical company that is focused on oncology. ILEX operates through its subsidiaries, ILEX Products, Inc. (ILEX Products) and ILEX Oncology Services, Inc. (ILEX Services) and its affiliate ILEX Pharmaceuticals LP (the Partnership). ILEX Products is focused in the areas of identification, development, manufacturing and regulatory approval of cancer therapeutics and is building a product platform concentrated primarily on oncology. ILEX Services manages the clinical trials for oncology products being developed by other companies. In 2001, we announced our intention to transition out of the fee-for-service contract research organization (CRO) business conducted by ILEX Services. The Partnership owns the rights to CAMPATH®, our marketed product.

In February 2001, we purchased Symphar S.A. (Symphar), now ILEX Oncology Research Sarl (Research Sarl), a research organization located in Geneva, Switzerland. Additionally, in December of 2001, we acquired Millennium Pharmaceuticals, Inc.’s (Millennium) 50% equity interest in the Partnership formerly known as Millennium & ILEX Partners, L.P. We now own 100% of the Partnership. See Note 6 for further details regarding these acquisitions.

The accompanying consolidated financial statements include the accounts of ILEX and its subsidiaries (collectively, we or us). All significant intercompany transactions and accounts have been eliminated in consolidation.

CAMPATH was developed within the Partnership. In August 1999, the Partnership granted Schering AG (Schering) exclusive distribution and marketing rights to CAMPATH in the United States, Europe and the rest of the world, other than Japan and the Asian Pacific Basin. CAMPATH was approved for marketing in the United States (U.S.) by the Food and Drug Administration (FDA) in May 2001. In February 2003, Schering AG obtained marketing and distribution rights to CAMPATH in Japan and the Asian Pacific Basin from ILEX. The European Commission (EU) issued marketing authorization for MABCAMPATH®, the trade name for CAMPATH in Europe, in July 2001. Under EU and authorizations in other countries, the Partnership has the right to market MABCAMPATH in the United Kingdom (U.K.) and 32 other non-U.S. countries. Schering AG began selling MABCAMPATH in Europe in August 2001. Berlex Laboratories, Inc., (Berlex) the U.S. affiliate of Schering AG, is marketing CAMPATH in the United States. Commercial launch of CAMPATH began in the United States in May 2001.

Additionally, we have other drugs in clinical development and several product candidates in late preclinical research. All product rights are either acquired or in-licensed. We have not generated any revenues from product sales of these other drugs to date, and there can be no assurance that revenues from product sales will be achieved. We have incurred net losses to date and our ability to achieve a profitable level of operations in the future will depend in large part on the ability to complete development of our compounds; obtain regulatory approvals for such compounds; commercialize these potential products through marketing agreements with other companies or, if we choose, market such compounds independently; successfully manufacture such compounds; and achieve market acceptance of such compounds. There can be no assurance that we will be successful in developing such compounds, obtaining such approvals, bringing such compounds to market, developing sales, marketing or distribution capabilities, manufacturing such products or generating market acceptance.

We expect that our current funds will be adequate to cover all of our obligations for at least the next two years. Until the business can generate sufficient levels of cash from product sales, we expect to continue to finance our operations through existing cash, revenues from collaborative relationships and proceeds from the sale of equity securities.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

2. SIGNIFICANT ACCOUNTING POLICIES

Reclassifications and Conforming Disclosures

2001

For the years ended December 31, 2003 and 2002, reimbursable out-of-pocket costs incurred related to CRO contracts were included in direct costs of research services and contract research service revenues when incurred in accordance with the Emerging Issues Task Force’s (EITF’s) Issue 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred.” Corresponding amounts for the year ended December 31, 2001, as set forth in the table below, were reclassified to conform with such presentation.

Year Ended
December 31,
2001
Increase in contract research services revenues	$4,528
Increase in direct cost of research services	(4,528)

Impact on net loss	$—

Depreciation has been reclassified to be presented separately on the face of the 2001 statement of operations. Depreciation expense was included in the selling, general and administrative line item in the 2001 statement of operations.

Reclassifications were made to the 2001 statement of cash flows to conform to the 2003 and 2002 presentations.

As disclosed in Footnote 15, certain conforming disclosures of 2001 amounts regarding income taxes have been provided.

2002

Certain 2002 amounts have been reclassified to conform to the 2003 presentation. These reclassifications are deemed immaterial to the overall presentation of our consolidated financial statements and therefore have not been shown in a tabular format.

Revenue Recognition

Product profit and royalty – These revenues represent our profit share resulting from net sales of CAMPATH in the U.S. and the royalties earned from sales of CAMPATH in the rest of world. Our profit share from net U.S. sales is calculated after deducting the manufacturing, marketing, selling and distribution expenses incurred by Berlex. Product profit and royalty revenues are recognized when the CAMPATH sale to the customer occurs.

Product development – These revenues represent Schering AG’s contribution to our research and development costs incurred for CAMPATH in B-cell chronic lymphocytic leukemia (CLL), multiple sclerosis (MS), non-Hodgkin’s lymphoma (NHL) and solid organ transplantation. Revenue under research and development cost reimbursement contracts is recognized as the related costs are incurred. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

Outlicensing revenue - Outlicensing revenue is earned and recognized based on the performance requirements of the respective outlicensing agreements. Non-refundable license fees for which no further performance obligations exist, and no continuing involvement by us is required, are recognized on the earlier of when the payments are received or when collection is assured. Revenue from non-refundable upfront license fees where we continue involvement through development collaboration or have an obligation to supply product is recognized ratably over the applicable development period or patent life. Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

Contract research services - Revenues from contract research services are related to both fixed-price and hourly-based customer contracts and are recognized on a percentage-of-completion basis or as such services are performed. Reimbursable out-of-pocket costs incurred related to such contracts are included in direct costs of research services and contract research service revenues when incurred.

Cash and Cash Equivalents. We consider all highly liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents.

Restricted Investments. In connection with the lease of our corporate headquarters, we maintain a letter of credit, with the lessor as beneficiary, in the amount of approximately $1.9 million. The loan is 105% collateralized with $2.0 million in cash. The letter of credit is reduced by approximately $324.0 each year. The collateral is included in the current and noncurrent portions of restricted investments on our consolidated balance sheets. Also included in the current portion of restricted investments is our guarantee of a line of credit for a site management organization. We maintained approximately $492.0 in securities as collateral for this guarantee as of December 31, 2003 (see Note 16).

Current Assets and Current Liabilities. The carrying value of current assets and current liabilities, excluding investments in marketable securities, approximates their fair value.

Investments in Marketable Securities. With the exception of securities held in connection with the Executive Deferred Compensation Plan (EDCP), which are classified as trading securities, all of our investments are held-to-maturity. Securities are categorized as held-to-maturity when we have the positive intent and ability to hold these securities to maturity. Held-to-maturity securities are carried at amortized cost including adjustments for amortization of premiums and accretion of discounts. Securities classified as trading in connection with the EDCP are carried at current market value. Marketable securities with an original maturity of less than one year are classified on the balance sheet as current assets, while securities with a maturity of greater than one year are classified as non-current assets. The fair value of marketable securities is based on currently published market quotations (see Note 3).

Intangible Assets and Goodwill. In connection with our December 31, 2001 acquisition of Millennium’s 50% equity interest in the Partnership, we have recorded a completed technology asset that is classified as an intangible asset in our consolidated balance sheets in the amount of $64.8 million and a trademark that is classified as an intangible asset in our consolidate balance sheets in the amount of $2.8 million. These intangible assets are being amortized under the straight-line method over 14 years. As of December 31, 2003, we have recorded accumulated amortization of $9.7 million related to these assets.

In December 2001, Genentech, Inc. (Genentech) announced that it was granted a patent relating to fundamental methods and compositions for the production of monoclonal antibodies using recombinant DNA technology as a result of a favorable decision in a patent interference proceeding. This decision entitled Genentech to priority over the patent held by the Celltech Group PLC, who had first received the patent in 1989. In March 2003, we finalized a license from Genentech covering the production of monoclonal antibodies, such as CAMPATH, directed at the CD52 cell surface target. Accordingly, we have recorded an intangible asset of $2.0 million associated with the license grant fee paid to Genentech in April 2003, which is being amortized under the straight-line method over approximately 13 years. We will also pay milestones and royalties based upon net U.S. sales levels. As of December 31, 2003, we have recorded accumulated amortization of $116.9 related to this asset.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

The following table shows the estimated amortization expense, in total for the completed technology, trademark and Genentech license grant, to be incurred for each of the next five years:

Year ended	Estimated amortization
December 31,	expense
2004	$4,984
2005	4,984
2006	4,984
2007	4,984
2008	4,984

We perform an annual impairment test of our intangible assets. As of December 31, 2003, we believe that these amounts are recoverable.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard Number 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an assessment of impairment must be made at least annually. This statement was effective for fiscal years beginning after December 15, 2001. Under the provisions of SFAS No. 142, the value of our goodwill recorded in connection with our acquisition of Symphar and previously referred to as the assembled workforce, was no longer subject to amortization. The following table shows the pro forma effect of the adoption of SFAS No. 142 on our net loss for the year ended December 31, 2001 as if the adoption had occurred on January 1, 2001:

Year Ended
December 31, 2001
Net loss, as reported	$(120,954)
Amortization	87

Pro forma net loss	$(120,867)

Basic and diluted pro forma net loss per share	$(4.47)

Our goodwill was reviewed as of September 30, 2003 and we determined that it had been impaired due to recent research focus changes and personnel changes. We recorded an impairment charge of $213.0 in the third quarter of 2003.

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

Office equipment and furniture	3 – 10 years
Lab equipment	5 – 10 years
Leasehold improvements	1 – 15 years
Leased equipment	2 – 3 years

Deferred Revenue. Deferred revenue includes advances for services not yet rendered under contract research service agreements and billings in excess of revenue recognized. Also included in deferred revenue is a portion of the payment received from Schering AG for the exclusive development, marketing and distribution rights to CAMPATH in Japan, China and other Asian countries (see Note 12).

Credit Risk, Major Customer and Supplier. We place a portion of our cash and cash equivalents in money market accounts with high quality financial institutions. At times, such amounts may be in excess of the Federal Deposit Insurance Corporation’s insurance limit as well as the Securities Investor Protection Corporation’s limit. Our accounts receivable are primarily from pharmaceutical and biotechnology companies. Based on our evaluation of the collectibility of these accounts receivable, an allowance for doubtful accounts of $5.0 was necessary at December 31, 2003 and an allowance for doubtful accounts of $30.1 was necessary at December 31, 2002. We believe the exposure to credit risk related to the remaining accounts receivable is minimal.

Our top five CRO customers accounted for 5% of total revenue for the year ended December 31, 2003, 23% of total revenue for the year ended December 31, 2002 and 50% of total revenue for the year ended December 31, 2001. The following table represents revenue from significant CRO customers in excess of 10%:

December 31, 2003	December 31, 2002		December 31, 2001
—	$3,037	10%	$4,141	14%
			3,376	12%
			3,361	12%

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

We also record product, profit and royalty revenue, which is our profit share resulting from net sales of CAMPATH in the U.S. and the royalties earned from sales of CAMPATH in the rest of the world. Schering AG sells CAMPATH to numerous customers. We receive our proceeds from these sales directly from Schering AG. All of our product development revenue recorded on our statement of operations is from Schering AG. Additionally, our sole supplier of CAMPATH is Boehringer Ingelheim Pharma KG (BI) in Germany.

Depreciation and Amortization. In connection with the acquisition of Millennium’s interest in the Partnership, we recorded intangible assets of $67.6 million as of December 31, 2001. These intangible assets have been amortized throughout the year ended December 31, 2003 based on the remaining CAMPATH patent life. In connection with the license grant from Genentech, we have recorded an intangible asset of $2.0 million as of April 30, 2003. This intangible asset has also been amortized based on the remaining CAMPATH patent life.

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

Interest income and other, net. Included in 2001 interest income and other, net is $435.0 related to the accrual of a non-cash loss on the impairment of a held to maturity marketable security. In 2002, we sold this investment and recorded a gain of $435.0, as the market value of the security had recovered. The gain is included in interest income and other, net on our 2002 consolidated statement of operations as of December 31, 2002. Included in 2003 interest income and other is approximately $121.0 related to a gain on the EDCP securities.

Interest Expense. Interest expense relates to the imputed interest on the note to Millennium for our purchase of their interest in the Partnership. We recorded interest expense of $4.1 million for the year ended December 31, 2003, $6.7 million for the year ended December 31, 2002 and $0 for the year ended December 31, 2001.

Income Taxes. We account for income taxes using the liability method. Under the liability method, deferred income taxes are recognized for the future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We have incurred losses since inception for both book and tax purposes. The tax provisions recorded in 2003, 2002 and 2001 relate to amounts accrued for our wholly owned subsidiaries which operate in the U.K. and Switzerland.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

Stock-Based Compensation. We use the intrinsic value method in accounting for our stock option plans. With the exception of the restricted stock grant (see Note 8), no compensation costs have been recognized in the financial statements for these plans. Had compensation cost for our stock-based employee compensation plans been determined based upon a fair value method consistent with SFAS No. 123, our net loss and loss per share would have been increased to the pro forma amounts indicated below:

		December 31,
		2003	2002	2001
Net loss	As reported	$(62,114)	$(46,156)	$(120,954)
	Fair value compensation cost	(8,921)	(8,168)	(8,024)
	Stock grant compensation cost included in reported loss	697	—	—

	Pro forma	$(70,338)	$(54,324)	$(128,978)

Loss per share basic and diluted	As reported	$(1.76)	$(1.42)	$(4.48)
	Fair value compensation cost	(0.25)	(.25)	(.30)
	Stock grant compensation cost included in reported loss	0.02	—	—

	Pro forma	$(1.99)	$(1.67)	$(4.78)

Statement of Cash Flows. Noncash financing and investing activities for the years ended December 31, 2003, 2002 and 2001, include the following:

	2003	2002	2001
Payment of principal portion of note payable in shares of our Common Stock	$9,071	$—	$—
Issuance of common stock for acquisitions	—	—	13,907
Assets acquired in acquisitions	—	—	72,449
Liabilities assumed in acquisitions	—	—	14,179
Liability incurred in connection with acquisition	—	—	107,600

Supplemental disclosures of cash flow information for the years ended December 31, 2003, 2002 and 2001, include the following:

	2003	2002	2001
Cash paid during the year for-
Interest	$3,192	$2,340	$17
Foreign income taxes	195	70	93

Foreign Currency Translation. We have wholly owned subsidiaries based in the U.K and Switzerland. The financial statements of these subsidiaries were prepared in British pounds and Swiss francs, respectively, and translated to U.S. dollars based on the current exchange rate at the end of the period for the assets and liabilities and a monthly average rate for the period in the statements of operations. Such translation adjustments are included in other comprehensive income or loss. Gains or losses on foreign currency transactions are included in interest income and other.

Net Loss Per Share. Basic net loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted net loss per share is equal to basic net loss per share, as the effect of all common stock equivalents is antidilutive.

Business Segments. SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information” establishes standards for the way publicly traded business enterprises report information about operating segments in annual financial statements. SFAS No. 131 also establishes standards for

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

related disclosures about products, services, geographic areas and major customers. In February 2001, we announced our intent to transition out of the fee-for-service CRO business, operated by ILEX Services, and focus our in-house drug development capabilities on our own proprietary products, including those being jointly developed with partners. As a result of our transition out of the fee-for-service CRO business, and subsequent transition of certain ILEX Services’ employees to our own products, we no longer operate in two distinct segments.

Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board (FASB) issued interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” and in December 2003 the FASB issued a revised interpretation (FIN 46R). FIN 46 and FIN 46R address the accounting for, and disclosure of , investments in variable interest entities and require that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has a controlling financial interest. FIN 46 and FIN 46R provide a framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support. We have evaluated FIN 46 and FIN 46R and determined that we do not have any variable interest entities requiring consolidation.

3. INVESTMENTS IN MARKETABLE SECURITIES

     Securities held-to-maturity at December 31, 2003 are carried at book value and are summarized as follows:

		Gross Unrealized	Gross Unrealized
	Book Value	Gains	Losses	Fair Value
Government/Agency securities:
One year or less	$28,312	$2	$(3)	$28,311
> 1 year and less than 2 years	42,710	25	(8)	42,727
Corporate securities:
One year or less	46,584	130	(70)	46,644
> 1 year and less than 2 years	13,499	—	(19)	13,480

Total securities held-to-maturity at December 31, 2003	$131,105	$157	$(100)	$131,162

Included in investments in marketable securities on our consolidated balance sheet as of December 31, 2003 are securities accounted for as trading securities that are reflected at the December 31, 2003 current market value of $895.0. These securities are recorded in connection with our EDCP (see Note 13). We recorded approximately $121.0 as unrealized gains on such securities and this amount is included in interest income and other in our consolidated statement of operations for the year ended December 31, 2003. We have also recorded a corresponding expense of approximately $121.0 in our consolidated statement of operations.

Securities held-to-maturity at December 31, 2002 are summarized as follows:

		Gross Unrealized	Gross Unrealized
	Book Value	Gains	Losses	Fair Value
Asset-backed securities:
One year or less	$26,093	$291	$—	$26,384
Government/Agency securities:
One year or less	2,000	41	—	2,041
> 1 year and less than 2 years	8,000	36	—	8,036
Municipal bonds:
One year or less	1,450	4	—	1,454

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

		Gross Unrealized	Gross Unrealized
	Book Value	Gains	Losses	Fair Value
Corporate securities:
One year or less	94,048	762	(59)	94,751
> 1 year and less than 2 years	26,737	440	—	27,177

Total securities held-to-maturity at December 31, 2002	$158,328	$1,574	$(59)	$159,843

During 2002, we received cash proceeds of approximately $8.2 million from the sale of five securities, classified as held-to-maturity securities, prior to their stated maturities resulting in a net gain of $14.8. The gain on the sale of these investments is included in interest income and other, net on our consolidated statement of operations for the year ended December 31, 2002. The decision to sell these securities was based upon the decline in the securities’ credit ratings. Due to that decline, the securities no longer conformed to our investment policy. We did not sell any securities prior to their stated maturities during 2003. We have no securities with maturity dates greater than eighteen months.

4. ILEX PHARMACEUTICALS, L.P.

In May 1997, we entered into a distribution agreement with LeukoSite, Inc., now Millennium, for an equally owned joint venture, L&I Partners, L.P., for research collaboration endeavors. In March 2000, the joint venture changed its name to Millennium & ILEX Partners, L.P. We entered in to an agreement to purchase Millennium’s interest in the Partnership on October 29, 2001 and the transaction was completed on December 31, 2001 (see Note 6). Accordingly, the balance sheet of the Partnership has been consolidated as of December 31, 2001. Prior to December 31, 2001, we accounted for our investment in the Partnership using the equity method of accounting.

In August 1999, the Partnership entered into a distribution agreement, which granted Schering AG exclusive marketing and distribution rights to CAMPATH in the U.S., Europe and the rest of the world except Japan and the Asian Pacific Basin, where ILEX had retained rights. In accordance with the distribution agreement, Schering AG advanced $30.0 million to the Partnership for these rights and for the achievement of certain regulatory milestones. In January 2003, Schering AG obtained the marketing and distribution rights to CAMPATH in Japan and the Asian Pacific Basin from us.

The $30.0 million was initially recorded as a liability on the Partnership’s balance sheet described as “Advances from Schering AG”. In accordance with the distribution agreement, and through the first quarter of 2003, the Partnership recorded development revenues and reduced the advance balance for qualified development expenses which it incurred. As of the first quarter of 2003, the entire advance balance from Schering had been depleted. Schering AG continues to fund a portion of the CAMPATH development costs and these proceeds are recorded as product development revenue on our statement of operations.

The following is summarized financial information for the Partnership before its consolidation with us:

Summarized Income Statement Information

2001
Revenue	$18,072
Operating expenses	11,414

Operating income (loss)	6,658
Net income (loss)	$6,188

5. PROPERTY AND EQUIPMENT

During 2003, we disposed of certain office furniture and equipment with a cost of $386.6, and a net book value of approximately $51.4. During 2002, we disposed of certain office furniture and equipment with a cost of $482.0 and a net book value of approximately $128.0. Net loss for the year ended December 31, 2003, includes a loss of $38.0; net loss for the year ended December 31, 2002 includes a loss of $67.0 and net loss for the year ended December 31, 2001 includes a loss of $173.0. These losses resulted from

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

the disposition of furniture and equipment and have been included in our operating expenses. Depreciation expense for the year ended December 31, 2003 was $2.6 million; depreciation expense for the year ended December 31, 2002 was $2.6 million and depreciation expense for the year ended December 31, 2001 was $2.4 million. Property and equipment are composed of the following:

	December 31,
	2003	2002
Office equipment and furniture	$8,806	$8,455
Lab equipment	3,579	3,145
Leased equipment	216	216
Leasehold improvements	1,506	1,274

	14,107	13,090
Accumulated depreciation and amortization	(10,302)	(7,950)

Net property and equipment	$3,805	$5,140

6. MERGERS AND ACQUISITIONS

The Partnership

As previously discussed, we closed our acquisition of Millennium’s 50% equity interest $40.0 million in the Partnership on December 31, 2001. The terms of the agreement included an initial cash payment of $20.0 million and an additional $120.0 million in scheduled payments. The first payment of $40.0 million was made in cash on December 31, 2002. In 2003, $30.0 million of the $40.0 million scheduled payment was made in cash and $10.0 million of the scheduled payment was made in our common stock. The remaining $40.0 million is due in 2004, $10.0 million of which may again be paid with our common stock, subject to certain terms and conditions and at our option. In 2004, $20.0 million of the $40.0 million annual payment is due 45 days after the end of the calendar quarter in which net U.S. CAMPATH sales exceed a specified level. In addition to the scheduled payments, Millennium will be entitled to royalty payments based on net U.S. CAMPATH sales above specified levels beginning in 2005. At closing, we estimated the purchase price at $127.6 million based on the net present value of the cash payments discounted at approximately 6.5%, our estimated incremental borrowing rate. The purchase price was allocated to the assets purchased and in-process research and development costs based upon their respective fair values. The purchase price was allocated as follows:

Completed technology asset	$64,800
Trademark	2,800
In-process research and development	60,000

Total purchase price	$127,600

The purchase price was arrived at through negotiations between Millennium and us and was based on a variety of factors, including but not limited to the prospect for commercializing certain of the assets of the Partnership.

We recorded a completed technology asset in the amount of $64.8 million and a trademark asset in the amount of $2.8 million. These intangible assets are being amortized over 14 years. Additionally, in connection with the purchase, we consolidated approximately $14.0 million of assets and liabilities of the Partnership.

Additionally, in connection with the purchase price allocation, $60.0 million was expensed as a charge for the purchase of in-process research and development. We allocated values to the in-process research and development based on an independent appraisal of the research and development projects. The income approach was utilized to develop values for our completed technology and know-how, in-process research and development and trademark. In assessing the qualification of the acquired assets as in-process research and development, the developmental projects were evaluated in the context of SFAS No. 2 and SFAS No. 86. The evaluation consisted of a specific review of the efforts, including the overall objectives of the project, progress toward the objectives and the uniqueness of the developments of these objectives.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

Further, each in-process research and development project was reviewed to determine if technological feasibility had been achieved. The acquired in-process research and development was confined to new products and technologies under development that were intended to address emerging market needs and requirements. No routine efforts to incrementally refine or enhance existing products or production activities were included in the acquired in-process research and development. It was determined that the in-process technologies could only be used for specific and intended purposes. Due to the specialized nature of the CAMPATH clinical trial programs, management anticipated no alternative future value from these efforts if the projects were not completed as planned.

As of the acquisition date, we had initiated several research and development programs including post-marketing CLL trials to obtain a first line treatment label, as well as clinical studies related to potential new markets such as NHL, MS and transplant indications. Projected revenues for in-process R&D cash flows were based on forecasts provided by us and Schering AG management. Revenues for non-CLL indications were estimated to begin anywhere from 2002-2004. Revenues were expected to peak in 2010-11 and decline thereafter. Approximate market share ranges for the respective indications were: CLL:10-24%; NHL:1-12%; MS: 1-20%; and transplant indications: 5-25%. Costs of revenue and selling, general and administrative expenses were estimated as a percentage of revenue. Research and development expense was segregated into (a) maintenance R&D and (b) development or cost-to-complete R&D. Maintenance research and development was provided as a part of management’s forecast, which was estimated at $500.0 for 2001 with annual increases of 5%. These expenses were charged to the in-process R&D cash flows based on their respective share of overall revenue. Development R&D expense was also projected by management for each indication.

For the purposes of the independent appraisal, only the economics related to the lead indications for CAMPATH were considered. These indications are CLL, NHL, MS and transplant indications.

CLL represents approximately 37% of the in-process research and development value and approximately 77% of the completed technology asset based on discount rates of 25% for both in-process research and development and the completed technology asset. CLL is characterized by the abnormal accumulation of a specific type of leukocyte, eventually leading to bone marrow dysfunction and enlargement of the lymph nodes, liver and spleen. Our current FDA approval is for third-line treatment of CLL. Preliminary research indicates that it may be effective as a second-line or even primary agent for the disease. Based on management’s forecast, the breakdown of CLL patient treatments approximates the following: third-line treatments (15%), second-line treatments (35%) and first-line treatments (50%). The approximate CLL market size in the U.S. was estimated at over $300.0 million in 2001 and was expected to grow to nearly $400.0 million in 2005. As of the date of the acquisition, the project was expected to generate net cash inflows no sooner than 2003 and we expected to spend an additional $19.0 million to complete the ongoing development related to the in-process research and development. Additionally, as of the date of the acquisition, we had not abandoned, nor had any plans to abandon the CAMPATH clinical trial programs related to first-line CLL treatments.

NHL represents approximately 43% of the in-process research and development value and 23% of the completed technology asset based on discount rates of 27.5% and 25%, respectively. NHL is a term that describes a collection of lymphomas, or malignant tumors that develop in the lymphatic system, with different natural courses, responses to treatment and overall survival rates. Based on management forecast data, the approximate market size in the U.S. was estimated at over $1.3 billion in 2001 and at nearly $1.6 billion in 2005. As of the date of the acquisition, the project was expected to generate net cash inflows no sooner than 2005 and we expected to spend an additional $20.0 to $22.0 million in research and development to complete ongoing development related to the in-process research and development. As of the date of the acquisition, we had not abandoned, nor had any plans to abandon proposed CAMPATH clinical trial programs related to the NHL indication.

MS represents approximately 17% of the in-process research and development value based on a discount rate of 30%. MS is signified by multiple areas of inflammation and scarring of the myelin in the brain and spinal cord. Myelin is the tissue that covers and protects nerve fibers. When this occurs, nerve communication is disrupted. The necessity for early treatment is becoming increasingly clearer, as such

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

treatment appears to delay disability, presumably by decreasing the injury to the nervous system by MS. Based on management forecast data, the approximate MS treatment market size in the U.S. was estimated at over $650.0 million in 2001, increasing to over $750.0 million in 2005. As of the acquisition date, this project was expected to generate net cash inflows no sooner than 2004 and we expected to spend an additional $17.0 million in research and development to complete ongoing development. Additionally, as of the date of the acquisition, we had not abandoned, nor had any plans to abandon proposed CAMPATH clinical trial programs related to the MS indication.

Transplant indications represented approximately 3% of the in-process research and development value based on a discount rate of 40%. As of the acquisition date, this project was expected to generate net cash inflows no sooner than 2003 and we expected to spend an additional amount of $100.0 to $300.0, to complete ongoing development related to the in-process research and development. Additionally, as of the date of the acquisition, we had not abandoned, nor had any intentions to abandon proposed CAMPATH clinical trial programs related to transplant indications.

A charge was assessed against the oncology projects (CLL and NHL) in-process research and development cash flows to reflect the leverage of clinical trial experience gained during the development and approval process for our current CAMPATH label. Based on a standard rate calculation and review of comparable industry data, a core charge of 3% was utilized. Other charges decreasing the in-process research and development cash flows included the following: (i) Schering AG’s profit share interest; (ii) return on working capital and fixed assets and (iii) return on the trademark intangible asset. According to industry analyst reports, pharmaceutical product life cycles are generally segmented into three categories based on several characteristics: short (product revenue peaks 5-7 years post-launch), medium (revenue peaks 8-10 years post-launch), and long (revenue peaks 12-15 years post-launch). The analysis utilized a medium life cycle assessing the value of our in-process research and development. Without successfully completing the in-process research and development projects, we would be unable to realize product revenue for additional indications.

Our completed technology resides in our right to manufacture and market CAMPATH specifically for patients with B-cell chronic lymphocytic leukemia who have been treated with alkylating agents and have failed fludarabine therapy. The current CAMPATH label is considered a third-line treatment for CLL. Since 1999 and through the date of the acquisition, we had spent over $18.0 million on CAMPATH development efforts related to the approved indication. Projected revenue for the completed technology cash flows were based on forecasts provided by our management. The forecast for the U.S. market was a bottoms-up approach beginning with the incidence of CLL. The forecast for the non-U.S. market was provided to ILEX from Schering AG. Cost of revenue and selling, general and administrative expenses were projected as a percentage of revenue. These expenses were charged to the completed technology cash flows based on their respective share of overall revenue. Other charges decreasing the completed technology cash flows included: Schering AG’s profit share interest, return on working capital and fixed assets, and return on the trademark intangible asset. The discount rate of 20% was used to reflect the lower level of risk inherent in the approved CAMPATH label. The projected financial data used in the analysis included only cash flows attributable to the acquired Partnership assets.

Our trademark value is attributable to CAMPATH and variations thereof, including MABCAMPATH that is utilized in the European market. The analysis utilized the relief from royalty method in determining the value of the CAMPATH trademark. In applying this method, a hypothetical royalty expense is calculated by applying a reasonable royalty rate to expected revenues. Management anticipates using the CAMPATH trademark for oncology-related indications. Non-oncology revenue streams will likely have different branding and marketing. The trademark analysis considered only the CLL and NHL projected revenues as a base for the royalty calculation. The analysis considered several different royalty rate indications in estimating a royalty rate that reflected the CAMPATH brand’s relative characteristics. In addition, an industry accepted general rule for assessing intangible value was considered. This rule indicates that 25% of operating income is an appropriate royalty rate for key intellectual property. After consideration of each indication, a pre-tax royalty of 1% was selected for the trademark analysis. A discount rate similar to that of the overall Company was considered appropriate for this analysis.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

As of December 31, 2003, we had no plans to abandon any of the projects associated with the above indications. We believe that the foregoing assumptions used in the purchase price allocation were reasonable at the time of acquisition. No assurance can be given, however, that the underlying assumptions used to estimate revenue, development costs or profitability or the events associated with such projects will transpire as estimated. For these reasons, actual results may vary from projected results. The most significant and uncertain assumptions relating to the in-process projects relate to the projected timing of completion and revenues attributable to each project.

Symphar

On February 13, 2001, we acquired Symphar, a research firm located in Geneva, Switzerland. The acquisition has been accounted for using the purchase method of accounting. Under the terms of the agreement, we acquired Symphar for approximately $28.9 million, which included cash of $15.0 million and 521,121 shares of our common stock. The value of the common stock issued in connection with this merger was calculated using a fair value of $26.6875 per share. This per share fair value represents the closing price of our common stock on the day the merger was announced.

The Symphar purchase price was allocated to the assets purchased, liabilities assumed, goodwill and in-process research and development expense based upon their respective fair values as follows:

Current assets	$2,744
Property and equipment	215
Goodwill	300
Current liabilities	(464)
In-process research and development	26,112

Total purchase price	$28,907

The cash portion of the purchase price came from our working capital. The amount paid by us was arrived at through negotiations between the shareholders of Symphar and us and was based on a variety of factors, including but not limited to, the prospect for commercializing certain of the assets of Symphar and the nature of the research-based pharmaceutical industry. The entity now operates under the name ILEX Oncology Research Sarl (Research Sarl).

Of the $15.0 million cash payment, we placed $4.5 million in escrow as a reserve for possible indemnification against certain future claims. As of December 31, 2002, the entire $4.5 million had been released from escrow. Additionally, under the terms of the agreement, $5.0 million of the purchase price was held as a contingent payment. The additional contingent payment was earned in December 2001 and, accordingly, we recorded an additional $5.0 million in-process research and development expense, which is included in the total purchase price of approximately $28.9 million. The agreement also specified that, subject to the viability of performance, we agreed to fund a minimum operating and capital budget between $4.0 to $5.0 million annually for each of the three years following the acquisition.

We recorded goodwill in the amount of $300.0 related to an assembled work force. This asset was amortized throughout 2001 based on an estimated useful life of three years. In accordance with SFAS No. 142, we ceased amortization on January 1, 2002 and, as a result of a review of the goodwill as of September 30, 2003, we recorded an impairment charge of $213.0 due to recent research focus changes and personnel changes. In accordance with purchase accounting, we have included the results of operations for Research Sarl from the date of acquisition.

In connection with the purchase price allocation, $26.1 million was expensed as a charge for the purchase of in-process research and development. We allocated values to the in-process research and development based on an independent appraisal of the research and development projects. The income approach was the primary technique utilized in valuing the purchased research and development projects. The value assigned was limited to significant research projects for which technological feasibility had not been established,

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

including development, testing and regulatory activities associated with the introduction of Research Sarl’s projected product launches. The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. Due to the complexity of the acquired research and development, the technologies under development could, once completed, only be economically used for their specific and intended purposes in the targeted disease segments. If we were to fail in our efforts to commercialize these developmental drug candidates, no alternative economic value is envisioned. The assembled work force was valued using the cost approach. Under this approach, the work force is valued by calculating the savings realized by us through obtaining a pre-existing, trained and fully efficient operations and administrative team rather than incurring the costs to assemble and train an equivalent workforce.

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

The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by us and competitors. Future royalty revenue estimates were aggregated for the APOMINE cancer indications and Lp(a) inhibitor based on management’s estimate of the following: (i) addressable number of patients in the U.S. market, (ii) market penetration, (iii) average sales price, (iv) estimate of remaining worldwide market and (v) the Company’s projected royalty rate received from its partner. The discount rate selected for the in-process technology was 30% for both APOMINE and Lp(a). Due to the aggressive nature of management’s forecast and the high level of risk associated with the Company achieving the projected cash flows, the discount rate was calculated using venture capital-type rates of return. The rate was determined based on analysis of three venture capital studies utilizing rates appropriate to start-up type companies.

For the purposes of the independent appraisal, only the economics related to Research Sarl’s lead drug candidates, APOMINE and Lp(a) were considered. It was determined that forecasting cash flows for Research Sarl’s other developmental projects was not feasible at the time of acquisition due to their early stage of development. At the time of acquisition, management estimated that approximately $14.0 million to $15.0 million had been spent on APOMINE and Lp(a), and an additional $17.0 million to $20.0 million was expected to be incurred to complete clinical testing and gain marketing approval.

APOMINE, targeted at oncology as well as osteoporosis, represented approximately 45% of the in-process research and development value. As of the date of the acquisition, the project was expected to be completed and commercially available in the U.S. no sooner than 2007 for its first cancer indication. Management believes that we may be able to license APOMINE and related compounds to a pharmaceutical company or marketing partner for the osteoporosis indication upon acquisition of the necessary clinical data in 2005. Accordingly, as of December 31, 2003, we continue to pursue and invest resources in the clinical development of APOMINE for osteoporosis, however we have determined that we will no longer pursue our development of APOMINE in cancer.

Lp(a), an inhibitor that may lead to a reduction in coronary heart disease, represented approximately 55% of the in-process research and development value. As of the date of the acquisition, the Lp(a) project was expected to be completed and commercially available in the U.S. no sooner than 2007, with an estimated cost to complete of approximately $5.0 million to $6.0 million. In the second quarter of 2003, we signed an agreement with QuatRx Pharmaceuticals, Co. granting them an exclusive worldwide license to certain cardiovascular research platforms associated with Lp(a) (see Note 11).

We believe that the foregoing assumptions used in the purchase price allocation were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate revenue, development costs or profitability or the events associated with such projects will transpire as estimated. For these reasons, actual results may vary from projected results. The most significant and

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

uncertain assumptions relating to the in-process projects relate to the projected timing of completion and revenues attributable to each project.

The following table reflects unaudited pro forma combined results of operations of ILEX and Research Sarl, as if the acquisition had occurred on January 1, 2001. Included in pro forma results is amortization of the goodwill of $100.0 for the year ended December 31, 2001. Also included in the pro forma results is $26.1 million recorded as in-process research and development for the year ended December 31, 2001. Such pro forma information is presented for informational purposes only and is not necessarily indicative of the consolidated results that would have been achieved had the acquisition actually been consummated at January 1, 2001.

Year Ended
December 31, 2001
Total revenue	$29,567
Net loss	(120,967)

Basic and diluted net loss per share	$(4.47)

7. SETTLEMENT CHARGE

In April 2003, our subsidiary, ILEX Services settled a dispute with a former contract research organization (CRO) customer. As a result of this settlement, ILEX Services paid the former CRO customer $20.0 million in the second quarter of 2003. We recorded a settlement charge in the first quarter of 2003 of $16.5 million, which is net of insurance reimbursement of $3.5 million, related to the settlement of this dispute.

8. STOCKHOLDERS’ EQUITY

On August 4, 2003, we completed an underwritten public offering of our common stock, pursuant to which we sold 5.5 million shares. In addition, the Cancer Therapy and Research Center Endowment, an ILEX shareholder, offered and sold 500,000 shares of our common stock. Proceeds, net of costs to us, from this offering were approximately $87.4 million. The net proceeds from this offering will be used to fund clinical trials of our lead product candidates; for clinical and preclinical studies for our other product candidates; for potential licenses and acquisitions of other businesses or complementary products and technologies; and for working capital, capital expenditures and other general corporate purposes.

In March 2003, we granted 150,000 shares of restricted stock to one of our officers. In accordance with the restricted stock agreement, 50,000 shares vested immediately and the remaining 100,000 shares vest at a rate of 33% per year over the following three years. The fair market value of the restricted stock on the grant date was approximately $1.1 million. As of December 31, 2003, approximately $697.0 has been recognized as compensation expense in our consolidated statement of operations and the remaining $359.0 is included in deferred compensation in our consolidated balance sheet.

In November 2001, we completed an underwritten public offering of our common stock pursuant to which we sold 5.75 million shares. The number of shares sold included the underwriters’ exercise of their overallotment option. Proceeds, net of offering costs, to us from this offering were approximately $128.9 million, which includes the reissuance of our 39,000 treasury shares.

On March 30, 2001, our Board of Directors declared a dividend of one Preferred Share purchase right (Right) for each outstanding share of our common stock, par value $.01 per share (the Common Shares), and authorized the issuance of one Right for each Common Share which shall become outstanding between April 20, 2001, the Record Date and the earlier of the Distribution Date (as defined in the Rights Agreement (Rights Agreement), filed with the Securities and Exchange Commission as an exhibit to a Current Report on Form 8-K dated April 1, 2001, and the first amendment to the Rights Agreement filed herewith) or the final expiration date of the Rights. The dividend was payable on, April 20, 2001, to the stockholders of record on that date. Each Right entitles the registered holder to purchase from us one one-thousandth interest in one share of our Series I Preferred Stock, par value $.01 per share (the Preferred Shares), at a price of $120 per one one-thousandth interest in a Preferred Share (the Purchase Price), subject to adjustment. The Rights will become

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

exercisable ten days after (i) an Acquiring Person accumulates beneficial ownership of 20% or more of our common stock or (ii) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in an Acquiring Person accumulating 20% or more of the common stock. In the event that we are, in effect, acquired by an Acquiring Person in a merger or other business combination transaction or 50% or more of our consolidated assets or earning power is sold to an Acquiring Person, proper provision will be made so that each holder of a Right will thereafter generally have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the then current Purchase Price of the Right. The description and terms of the Rights are set forth in a Rights Agreement between us and American Stock Transfer & Trust Co., as Rights Agent. The plan was not adopted in response to any unsolicited offer or takeover attempt.

9. STOCK OPTIONS AND STOCK PURCHASE WARRANTS

SFAS No. 123, “Accounting for Stock-Based Compensation” defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, SFAS No. 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). We have adopted SFAS No. 123 and have elected to remain with the accounting prescribed by APB 25. We have made the required disclosures prescribed by SFAS No. 123.

During 2001, we adopted the 2001 UK Stock Option Plan (the UK Plan). Under the UK Plan, stock options may be granted to our key employees and directors. The UK Plan is part of the 2000 Employee Stock Compensation Plan (2000 Plan). Shares granted under the UK Plan are granted from the total shares available for grant under the 2000 Plan. Stock options vest pursuant to the individual stock option agreements, usually 25% per year beginning one year from the date of grant, with unexercised options expiring ten years from the date of grant. Pursuant to the UK Plan, as of December 31, 2003, options allowing the purchase of 7,400 shares have been granted; options covering 5,280 shares have been forfeited and all options remain unexercised.

During 1995, we adopted a stock option plan (the 1995 Plan). Under the 1995 Plan, stock options may be granted to our key employees and consultants as approved by a committee of our board of directors. Originally, we had reserved 1,141,807 shares of common stock for issuance in accordance with the 1995 Plan. In May 1998, our shareholders approved an increase in the number of authorized shares of common stock reserved for issuance under the 1995 Plan to 1.8 million. Stock options vest pursuant to the individual stock option agreements, usually 25% per year beginning one year from the date of grant, with unexercised options expiring ten years from the date of grant. As of December 31, 2003, 5,705 shares were available for grant under the 1995 Plan.

In October 1996, we adopted a nonemployee directors’ stock option plan (the 1996 Plan). The total number of options that may be granted under the 1996 Plan is 225,000. Under the 1996 Plan, each nonemployee director is granted an option for up to 17,500 shares of common stock upon appointment to the board. As of December 31, 2003, nonemployee directors had been granted a total of 154,896 options upon appointment to the board which vest at 1/48 per month. Additionally, each nonemployee director is eligible, based on their participation in meetings of the board of directors and committees thereof, to receive up to 6,000 stock options annually, which are fully vested at the time of grant. As of December 31, 2003, nonemployee directors had been granted 81,000 of these options for participation. All options issued under the 1996 Plan expire ten years from the date of grant unless the nonemployee director resigns or is not reelected. Currently, options are granted to directors under the 2000 Plan. Our directors have been granted a total of 131,576 options under the 2000 Plan. As of December 31, 2003, 17,768 shares were available for grant under the 1996 Plan.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

In May 2000, shareholders approved a proposal to ratify the adoption of the 2000 Plan. The 2000 Plan authorizes a committee of the Board of Directors to issue options intended to qualify as incentive stock options (“ISOs”) as defined in Section 422 of the Internal Revenue Code of 1986 (the Code), stock options that are not intended to conform to the requirements of Section 422 of the Code (“Non-ISOs”), and restricted stock awards. Originally, we had reserved 3.0 million shares of common stock for issuance under the 2000 Plan. In 2002, we increased the authorized number of shares of common stock reserved for issuance under the 2000 Plan to 3.25 million, and in January 2003, the authorized number of shares was increased to 4.25 million. Stock options vest pursuant to the individual stock option agreements, usually 25% per year beginning one year from the date of grant, with unexercised options expiring ten years from the date of grant. As of December 31, 2003, 913,066 shares were available for grant under the 2000 Plan.

In connection with a prior private placement of convertible preferred stock, we issued 355,913 warrants for the purchase of common stock at approximately $8.76 per share. As a result of an additional private placement in July 1999, the exercise price of the warrants was adjusted to $8.71. In July 2001, all outstanding warrants associated with this prior private placement were exercised.

A summary of the status of our fixed stock option plans for the years ended December 31, 2003, 2002 and 2001, and changes during these years on those dates is presented below:

	December 31, 2003		December 31, 2002		December 31, 2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	3,863,312	$18.17	3,153,343	$22.99	2,476,424	$21.72
Granted	1,249,686	17.47	1,459,416	9.37	1,208,100	24.91
Exercised	(230,067)	8.32	(199,485)	7.83	(212,772)	11.09
Forfeited	(870,061)	21.36	(549,962)	26.24	(318,409)	28.27

Outstanding, end of year	4,012,870	$17.94	3,863,312	$18.17	3,153,343	$22.99

Options exercisable at end of year	1,457,442	$20.71	1,387,432	$21.19	1,111,908	$18.24

Weighted average fair value of options granted during the year		$9.99		$5.67		$14.96

The following table summarizes the information about fixed stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted		Number
		Average	Weighted	Exercisable	Weighted
		Remaining	Average	at	Average
	Number	Contractual	Exercise	December 31,	Exercise
Exercise Prices	Outstanding	Life	Price	2003	Price
$3.50	30,496	1.8	$3.50	30,496	$3.50
$5.78 - $8.63	1,088,157	8.3	6.88	230,757	6.97
$9.44 - $13.79	224,579	6.8	11.15	164,079	11.11
$14.75 - $21.49	1,326,984	9.2	18.98	206,748	17.84
$22.73 - $34.06	1,281,070	7.4	26.72	779,177	27.08
$36.25 - $50.00	61,584	6.3	40.11	46,185	40.11

$3.50 - $50.00	4,012,870	8.1	$17.94	1,457,442	$20.71

Had compensation cost for our stock-based employee compensation plans been determined based upon a fair value method consistent with SFAS No. 123, our net loss and loss per share would have been increased to the pro forma amounts indicated below:

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

		Years Ended December 31,
		2003	2002	2001
Net loss	As reported	$(62,114)	$(46,156)	$(120,954)
	Fair value compensation cost	(8,921)	(8,168)	(8,024)
	Stock grant compensation cost included in reported loss	697	—	—

	Pro forma	$(70,338)	$(54,324)	$(128,978)
Loss per share basic and diluted	As reported	$(1.76)	$(1.42)	$(4.48)
	Fair value compensation cost	(0.25)	(.25)	(.30)
	Stock grant compensation cost included in reported loss	0.02	—	—

	Pro forma	$(1.99)	$(1.67)	$(4.78)

For options granted in 2003, 2002 and 2001, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0% for all years; expected volatility of 77.3% in 2003, 80.0% in 2002 and 78.4% in 2001: risk free interest rate of 2.7% in 2003, 3.2% in 2002 and 4.0% in 2001. The expected life of the options granted for 2003, 2002 and 2001 is 4.0 years.

10. RELATED-PARTY TRANSACTIONS

CTRC Research Foundation, one of our stockholders, performs certain research services for us. These services are provided at fair value. As described in Note 14, we have a lease agreement with CTRC Research Foundation Building Corporation, a joint venture comprised of CTRC Research Foundation and the Texas Research Park Foundation, for the cGMP facility. Additionally, two members of our Board of Directors are on the Board of Directors of CTRC.

U.S. Oncology, Inc. provides clinical trial patients for trials conducted by us on our own proprietary product pipeline and, in the past, on behalf of our CRO sponsors. A member of our Board of Directors was the Executive Vice President, Clinical Affairs at U.S. Oncology through January 1, 2004 and currently serves as a policy advisor to U.S. Oncology.

In May 2001, we entered into an agreement with the Arizona Board of Regents for the University of Arizona for pancreatic cancer research. As of December 31, 2002, all amounts related to this research agreement had been expensed. Additional amounts paid to the University of Arizona relate to payments to investigators. A member of our Board of Directors is currently the Director of the Arizona Health Science Center’s Cancer Therapeutics Program and Professor of Medicine at the University of Arizona Health Science Center in Tucson.

In July 1997, we entered into a consulting agreement with Dr. Von Hoff, which expired on December 31, 2002 and a new agreement was entered into in January 2003, which expires on December 31, 2004. Under the terms of the agreement, we will pay Dr. Von Hoff an annual fee of $275.0 for services provided in accordance with the agreement and reimbursement of out-of-pocket expenses incurred in connection with the services provided.

The related party subcontractors provide us with consulting services and preclinical and clinical testing related to certain of our contracts. Such costs may be included in either research and developments costs or direct costs of research services in the accompanying consolidated financial statements.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

For the years ended December 31, 2003, 2002 and 2001, we incurred the following related party expenses:

	Years Ended December 31,
	2003	2002	2001
CTRC Research Foundation	$350	$504	$159
CTRC Research Foundation Building Corporation	240	240	231
Director of the Company	280	342	403
Stockholders	—	—	291
US Oncology	758	512	(82)
University of Arizona	87	856	485

	$1,715	$2,454	$1,487

At December 31, 2003 and 2002, the following subcontractor costs were payable to related parties:

	December 31,
	2003	2002
CTRC Research Foundation	$152	$156
University of Arizona	21	206
US Oncology	391	93

	$564	$455

During 2001, we performed contract research services on behalf of the Partnership at our standard billing rates. For the year ended December 31, 2001, we recorded associated revenues in the amount of $3.9 million. Subsequent to the purchase of Millennium’s interest in the Partnership, these services are intercompany revenues which are eliminated.

11. LICENSING AGREEMENTS

In December 2003 and in connection with our co-development agreement, we paid Bioenvision $3.5 million, which was expensed, for the exclusive U.S. and Canadian sublicense for clofarabine in oncology. Under the terms of the agreement, an additional $4.0 million, payable in two payments, is owed upon completing the submission of the New Drug Application (NDA) which has not yet occurred. As a result, the $4.0 million has not been recorded as of December 31, 2003.

In May 2003, we signed an agreement with QuatRx which granted them an exclusive, worldwide license to certain lipid-focused research platforms. In connection therewith, we received a payment of $2.5 million, which was recognized as revenue in the third quarter of 2003, as the associated technology transfer was completed during that period. We may also receive payments upon the completion of certain milestones and royalties based on net sales of a product developed from these research platforms.

On April 19, 2002, we entered into a collaboration agreement with Abgenix, Inc. (Abgenix) to identify and develop fully human monoclonal antibody candidates to the MUC1 protein, a dominant oncogene significantly overexpressed on a wide range of solid tumors. Abgenix will grant ILEX an exclusive license to commercialize products comprising one or more antibodies derived from this program. Under this agreement, we paid Abgenix $100.0 for a technology access fee. Additionally, we may be required to make future payments in accordance with the agreement if certain milestones are met.

On December 19, 2001, we entered into an agreement with Paralex, Inc. (Paralex) whereby we have granted to Paralex an exclusive license to all of ILEX’s rights to oxypurinol under an original license agreement between ILEX, GlaxoSmithKline (GSK), and The Wellcome Foundation (TWF) for the treatment of symptomatic hyperuricemia (gout) in patients who are intolerant of allopurinol. In 2002, Paralex was purchased by Cardiome Pharma Corporation (Cardiome). Under the agreement, ILEX granted Paralex, now Cardiome, an exclusive license to develop and commercialize oxypurinol in all fields under data and technology owned by us, subject only to the terms of the original license agreement with GSK and

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

TWF. Cardiome exercised its option to acquire ownership of the clinical trial data package derived from the Phase II clinical study for the treatment of gout patients who are intolerant to allopurinol. In the event oxypurinol is commercialized, we will receive a milestone payment and a royalty from sales of oxypurinol. Additionally, Cardiome is committed to purchasing a certain level of supplies from us by year-end 2004.

In July 2001, we entered into an agreement with the Dana-Farber Cancer Institute at Harvard Medical School (DFCI) for an exclusive, worldwide license for patent rights and technology relating to the MUC1 protein. The agreement requires us to pay approximately $200.0 in past patent expenses and up to $1.0 million in license fees. As of December 31, 2003, we expensed the entire $1.2 million in license fees and past patent expenses in accordance with the agreement. We may be required to make future payments in accordance with the agreement if certain drug development milestones are met.

In July 2000, we entered into an agreement with Knoll AG (Abbott Laboratories) for an exclusive, worldwide license of ILX-651, a synthetic pentapeptide analog of dolastatin. As of December 31, 2003, we had paid $16.1 million in license fees. These fees have all been expensed. We may be required to pay future license maintenance fees in either cash or unrestricted stock in accordance with the agreement if certain drug development and time-based milestones are met.

12. DEVELOPMENT AND DISTRIBUTION AGREEMENT

In January 2003, Schering AG obtained from us the exclusive development, marketing and distribution rights to CAMPATH in Japan, China and the Asian Pacific Basin. We received an upfront payment and incurred an associated fee of 50% of such payment to the licensor, both of which are being recognized over the life of the patent in that region. We may also receive payments upon completion of certain milestones and a royalty based on net sales of CAMPATH in those areas.

13. EMPLOYEE BENEFITS

We have an employee benefit plan and trust for certain employees who meet specified length of service requirements. The plan qualifies under Section 401(k) of the Internal Revenue Code as a salary reduction plan. In January 2003, we increased the amount that employees may elect to contribute to a maximum of 25% of their salaries on a before-tax basis. Prior to 2003, employees were allowed to contribute up to 15% of their salaries on a before-tax basis. The plan is a defined contribution plan with employer contributions made solely at the discretion of the board of directors. For the years ended December 31, 2003, 2002 and 2001, administrative expenses incurred by us related to this plan were not significant. In January 2000, we elected to begin making contributions of up to 3% of an employee’s salary. Our contributions to the plan were $360.0 for the year ended December 31, 2003, $397.7 for the year ended December 31, 2002 and $418.0 for the year ended December 31, 2001. Employees are immediately fully vested in their contributions and begin vesting in employer contributions after one year of service, as defined in the plan document. We do not provide postretirement benefits or postemployment benefits to our employees.

In 2001, we adopted the EDCP, which became effective in 2002. The EDCP is a nonqualified deferred compensation plan available to a select group of our officers and other key employees. Participants in the EDCP are able to defer current federal income taxes on an unlimited amount of compensation. We match 50% of the first 6% of each participant’s contribution. Our contribution to the EDCP was $94.8 for the year ended December 31, 2003 and $80.0 for the year ended December 31, 2002. Assets associated with the EDCP of $895.0 are accounted for as trading securities and are included in investments in securities on our consolidated balance sheet. We have also recognized a liability of $895.0 related to the EDCP which is included in accrued liabilities on our consolidated balance sheet. The EDCP is unfunded for tax purposes and for purposes of Title I of ERISA. Participation in the EDCP constitutes a promise by ILEX to make payments in accordance with the terms of the EDCP, and Participants and beneficiaries shall have the status of general unsecured creditors.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

14. LEASES

We have several noncancelable operating leases for office space, equipment and the cGMP facility. Rent expense associated with these leases was approximately $2.8 million for the year ended December 31, 2003, $3.9 million for the year ended December 31, 2002 and $4.0 million for the year ended December 31, 2001. One of the leases is with CTRC Research Foundation Building Corporation, a related party (see Note 10).

At December 31, 2003, future minimum lease payments under all leases are as follows:

	Related Party	Other	Total
Years ending December 31,
2004	$240	$2,328	$2,568
2005	240	2,053	2,293
2006	240	2,032	2,272
2007	240	1,667	1,907
2008	240	1,363	1,603
Thereafter	480	521	1,001

Total	$1,680	$9,964	$11,644

In July 2000, we entered into an agreement to lease our current corporate headquarters. The commencement date of the operating lease was October 20, 2000, with a lease term of eight years. Future minimum lease payments under this lease agreement are between $941.0 and $1.3 million per year through October 31, 2008. We account for these lease payments under the straight-line method. The lease required a deposit of approximately $140.0, which was recorded as other non-current assets. Additionally, in connection with the lease, we maintain a letter of credit, with the lessor as beneficiary, in the amount of $1.9 million. The letter of credit is 105% collateralized with $2.0 million in restricted cash.

In 2000, we entered into capital lease agreements which expired by the end of 2003. Amortization expense was $59.0, for the year ended December 31, 2003, $106.0 for the year ended December 31, 2002 and $105.0 for the year ended December 31, 2001. Interest expense was $1.0 for the year ended December 31, 2003, $10.0 for the year ended December 31, 2002 and $13.0 for the year ended December 31, 2001.

During 1995, we entered into the previously discussed related party lease agreement. The leased cGMP facility is owned by a non-profit corporation controlled by CTRC Research and the Texas Research Park Foundation. These two organizations obtained a grant to build the facility from the Economic Development Administration (EDA). The cGMP facility allows for the manufacturing of oncology drugs. Currently, the facility is being used for manufacturing support activities. Under the terms of the lease agreement, which expires in 2010 and includes three additional five-year extension options, we are required to make monthly payments, which commenced in 1998. The payments are based on a fixed monthly rate plus a percentage of gross sales, as defined in the agreement. This facility has produced no product sales subject to such payments. In the event that there is an early termination of the lease or a non-conforming use, there is a risk that we may be required to repay a portion of the EDA grant.

15. INCOME TAXES

As of December 31, 2003, we had net operating loss (NOL) carryforwards of approximately $235.0 million for U.S. federal income tax purposes, which are available to reduce future taxable income and which will expire in 2010 through 2023. As of December 31, 2003, we had federal research and development credit carryforwards of $5.6 million that will expire in 2011 through 2023. Included below in “other tax differences, net” is a gross capital loss carryforward of $2.2 million, which will expire in 2004 if not utilized against capital gains.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

In addition, as of December 31, 2003, we had Swiss NOLs of approximately $1.1 million and U.K. NOLs of approximately $0.8 million. The tax effects of significant temporary differences representing deferred income tax assets and liabilities are as follows as of December 31, 2003 and 2002:

	December 31,
	2003	2002
Net operating loss carryforward	$82,716	$59,899
Carrying value of technology	20,621	19,708
Expense provisions	474	438
Federal research and development credit carryforwards	5,611	4,811
Other tax differences, net	703	733
Valuation allowance	(110,125)	(85,589)

Total deferred income tax assets	$—	$—

The valuation allowance as of December 31, 2003 and 2002 provides a reserve against the above deferred tax assets, which were not realizable at the above dates.

The availability of the NOL and credit carryforwards to reduce U.S. federal taxable income is subject to various limitations under Section 382 of the Internal Revenue Code of 1986, as amended, in the event of a change in ownership. Such an ownership change occurred in 1999. However, we believe that the limitations will not significantly impact the ability to utilize the NOL and tax credit carryforwards before their expiration periods.

Our loss before income taxes for financial reporting purposes consists of the following:

	Years Ended December 31,
	2003	2002	2001
Domestic	$(60,730)	$(48,017)	$(91,873)
Foreign	(1,360)	2,150	(29,059)

Loss before income taxes	$(62,090)	$(45,867)	$(120,932)

Our tax provision of $24.0 at December 31, 2003, $289.0 at December 31, 2002 and $22.0 at December 31, 2001, relates primarily to current taxes on foreign operations. We have not provided any U.S. deferred income taxes on the undistributed earnings of our foreign subsidiaries based on the determination that such earnings will be indefinitely reinvested.

Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the statutory tax rate of 35% to pre-tax loss from continuing operations as a result of the following:

	Years Ended December 31,
	2003	2002	2001
Computed “expected” tax expense	$(21,731)	$(16,053)	$(42,327)
Write-off of in-process research and development for book purposes	—	—	9,136
Other permanent items	(1,278)	(127)	86
Change in valuation allowance	24,536	19,735	32,271
Research and development credit	(800)	(2,237)	(1,208)
Foreign income (loss) taxed at other than U.S. rates and other foreign items	500	(464)	1,058
Other, net	(1,203)	(565)	1,006

Provision for foreign income taxes	$24	$289	$22

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

16. COMMITMENTS AND CONTINGENCIES

In September 2003, certain former shareholders of Convergence Pharmaceuticals, Inc. (Convergence) delivered to us a demand for arbitration under the Plan of Merger and Acquisition Agreement executed in connection with our acquisition of Convergence in July 1999. The demand for arbitration alleges that we breached an obligation of good faith and fair dealing by intentionally delaying Phase II trials of NM-3 in order to avoid making a milestone payment of 500,000 shares of our Common Stock that would have become due pursuant to the Plan of Merger and Acquisition Agreement if Phase II trials were initiated by December 31, 2002. The demand for arbitration was filed by former shareholders of Convergence whose pro rata share of the 500,000 share milestone payment is 210,000 shares. The parties are in the discovery phase of the arbitration proceedings. We believe that the claims made against us are without merit and intend to defend the action vigorously. However, the arbitration process is inherently uncertain and unpredictable, and accordingly there can be no assurance as to the ultimate outcome of the arbitration. If we are required to deliver shares subject to the current demand or otherwise pay damages in lieu thereof, then we may be required to deliver up to an additional 290,000 shares or pay damages to the other former Convergence shareholders in connection with potential additional disputes with other former Convergence shareholders.

During 1998, we guaranteed a line of credit for Clinical Research Group, Inc. (CRG). The guarantee gave us access to a network of clinical sites managed by CRG. If the guarantee comes to redemption, we will obtain an ownership interest in CRG in accordance with the guarantee agreement. Under the terms of the agreement, we maintained approximately $492.0 in the form of securities as collateral for the guarantee as of December 31, 2003. At December 31, 2003, we had yet to fund the guarantee, however it has been reserved for in prior financial statements.

In addition to matters described above, we are subject to various other claims and assessments arising out of the ordinary course of business. We believe it is unlikely that the final outcome of any such ordinary course of business claims or proceedings to which we are a party will have a material adverse effect on our financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any such claim or proceeding would not have a material adverse effect on our results of operations for the period in which such resolution occurred.

Our sole supplier of CAMPATH is BI in Germany. The agreement with BI is payable in euros and contains a minimum purchase quantity in kilograms, which equals approximately $4.5 million per year through 2006, or a total of approximately $13.5 million, to avoid a contractual surcharge. The minimum purchase quantity of $4.5 million per year is calculated based on the current exchange rate. We believe that the minimum purchase quantity will be satisfied.

In connection with research and development efforts associated with our product pipeline, we have entered into agreements with certain development partners, which generally expire over several years. The terms of these agreements require us to make payments in either cash or stock if certain drug development or time-based milestones are met. Based upon the assumption that all milestones are achieved at expected dates, total potential commitments for the next five years under these agreements are estimated to be $48.9 million due as follows:

Milestone payments
Year ending December 31,
2004	$7,928
2005	8,467
2006	19,675
2007	10,675
2008	2,175

Total	$48,920

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K

17. NOTE PAYABLE

In connection with the purchase of Millennium’s interest in the Partnership we were obligated to pay $140.0 million. The terms of the agreement required an initial cash payment of $20.0 million and $120.0 million in scheduled payments. The first two scheduled payments of $20.0 and $40.0 million were made on December 31, 2001 and 2002, respectively. Additionally, $40.0 million was paid in 2003, $10.0 million of which was paid with our common stock. The remaining $40.0 million is due in 2004, of which we may pay $10.0 million in our common stock subject to certain terms and conditions and at our option. Our $38.4 million current note payable balance as of December 31, 2003 represents the present value of the future payments to be made to Millennium. Interest has been imputed on this note payable at the rate of 6.2%.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

The tables below show our results of operations by quarter for the years ended December 31, 2003 and 2002. Included in these results are certain prior year reclassifications to conform to the current year presentation (see Note 2). Amounts are in thousands, except per share amounts.

	2003 Quarter Ended
	March 31	June 30	September 30	December 31	Year
Revenue	$8,684	$10,127	$8,726	$7,252	$34,789
Operating loss	(24,962)	(8,748)	(10,761)	(17,804)	(62,275)
Net loss	(24,921)	(8,792)	(10,624)	(17,777)	(62,114)

Net loss per share:
Basic and diluted	$(.76)	$(.27)	$(.29)	$(.46)	$(1.76)

	2002 Quarter Ended
	March 31	June 30	September 30	December 31	Year
Revenue	$8,271	$7,428	$7,919	$7,283	$30,901
Operating loss	(9,860)	(15,829)	(10,038)	(10,570)	(46,297)
Net loss	(9,122)	(15,486)	(10,405)	(11,143)	(46,156)

Net loss per share:
Basic and diluted	$(.28)	$(.48)	$(.32)	$(.34)	$(1.42)

19. SUBSEQUENT EVENT

On February 26, 2004, we entered into a definitive merger agreement with Genzyme. Under the terms of the Merger Agreement, each outstanding share of ILEX common stock, $0.01 par value per share, will be converted into the right to receive a fraction of a share (the “Exchange Ratio”) of Genzyme common stock. The Exchange Ratio will be calculated by dividing $26.00 by the average per share closing price of Genzyme common stock (the “Genzyme Share Price”) as reported by the NASDAQ National Market over the twenty trading days ending on the fifth trading day prior to the closing date of the Mergers, except that if the Genzyme Share Price is greater than $59.88, the Exchange Ratio will be 0.4342, and if the Genzyme Share Price is less than $46.58, the Exchange Ratio will be 0.5582. In addition, each outstanding option to purchase ILEX common stock will be immediately vested and will be converted into an option to purchase the number of shares of Genzyme common stock equal to the number of shares of ILEX common stock subject to such option multiplied by the Exchange Ratio, and the associated exercise price will be adjusted accordingly. Until the closing date, which is anticipated to occur in mid-2004, we will continue to operate independently of Genzyme. The closing of the transaction is contingent upon approval by certain regulatory authorities including the U.S. Federal Trade Commission and our shareholders. If the merger is not completed, we maybe subject to payment of a $32.5 million termination fee under certain circumstances and payment of a maximum of $2.5 million in costs related to the merger, such as financial, advisory, legal and accounting fees. Additionally, the Rights Agreement discussed in Note 8 was amended on February 26, 2004 to, among other things, exclude Genzyme Corporation from the definition of an Acquiring Person.