Form 10-K/A
period 2003-12-31
ILEX ONCOLOGY INC
filed 2004-05-03
CIK 1001915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K/A

INTRODUCTORY NOTE

       The Company is filing this amendment to our Annual Report on Form 10-K for the year ended December 31, 2003, originally filed with the Securities and Exchange Commission on March 12, 2004, in response to comments received from the Securities and Exchange Commission.

       This Form 10-K/A contains the following changes to the disclosures contained in the Company’s Form 10-K filed on March 12, 2004:

•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Loss – This paragraph has been amended to delete the non-GAAP net loss information originally included after the first sentence.

•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – December 31, 2003 and 2002 – Operating Expenses – Research and Development Costs – Additional disclosure regarding our major research and development projects has been added.

•	Part II, Item 8. Financial Statements and Supplementary Data – Note 2 Significant Accounting Policies – Revenue Recognition – Product Profit and Royalty – Additional disclosure regarding what events must occur before product profit and royalty revenue resulting from CAMPATH sales are recognized has been added.

•	Part II, Item 8. Financial Statements and Supplementary Data – Note 2 Significant Accounting Policies – Intangible Assets and Goodwill – Additional disclosure required by SFAS 142 has been added to the last two sentences of the first paragraph and the last sentence of the second paragraph.

•	Part IV — Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K — (c) Exhibits – The following required Exhibits are filed as part of this Annual Report on Form 10-K/A:

•	23.1	Consent of Ernst & Young LLP

•	31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

•	31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

•	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

•	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       Except as set forth herein, no other information included in our Annual Report on Form 10-K is amended by this Form 10-K/A. The filing of this Form 10-K/A shall not be deemed an admission that the Annual Report on Form 10-K, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

       Other than those items mentioned above, this Form 10-K/A does not reflect events occurring after March 12, 2004, the date of filing of the Form 10-K, or otherwise modify or update any of the information or disclosures contained therein in any way.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K/A

PART II.

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

       We are a product-driven biopharmaceutical company focused on developing and commercializing a portfolio of novel therapeutic treatments primarily in oncology. We have leveraged our core competencies in clinical drug development to identify, develop and commercialize our proprietary product candidates. Our lead product is marketed in the United States as CAMPATH ® and in Europe and other countries as MABCAMPATH ® for the treatment of patients with B-cell chronic lymphocytic leukemia (CLL) who have been treated with alkylating agents and who have failed fludarabine therapy. CLL is a type of blood cancer characterized by progressive accumulation of B-lymphocytes, a type of immune system cell formed in the bone marrow. In addition to CAMPATH, we have product candidates in clinical trials, principally addressing oncology, as well as several active preclinical and drug discovery programs. Our pipeline comprises product candidates at various stages of clinical development, including monoclonal antibodies, agents that have toxic effects on certain cells (cytotoxic agents) or inhibit cellular growth (cytostatic agents) with novel mechanisms of action, agents that inhibit the formation of new blood vessels (angiogenesis inhibitors) and agents which block cellular messaging associated with cancer growth and metastasis (signal transduction inhibitors).

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

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K/A

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
2003 ANNUAL REPORT ON FORM 10-K/A

       The following discussion addresses our consolidated results of operations for 2003, 2002 and 2001, our liquidity and capital resources and contractual obligations. It should be read in conjunction with our Financial Statements, the Notes thereto and other financial information beginning on page F-1 of this report.

RESULTS OF OPERATIONS — DECEMBER 31, 2003 AND 2002

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

       The following table summarizes our major research and development projects, including the costs incurred in each of the years ended December 31, 2003, 2002, 2001, total research and development costs incurred to date and the estimated completion dates for each project in development. The information contained in the column labeled “Estimated Completion Date” is our estimate of the timing to complete only the current in-process development phases. The actual timing to complete the phases may differ materially from these estimates.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K/A

	Research and Development					Estimated
	Expenses for the Year Ended					completion Date
	December 31,			Research and Development	Current Phases of	of our in-process Phase of
Product	2003	2002	2001	Expenses to Date	Development	Development
			(in millions)
Direct costs(1):
CAMPATH(2)	$16.1	$7.7	$4.3	$38.6	I - III	2004 - 2007
Clofarabine(3)	7.8	9.4	1.6	18.8	I and II	2004 - 2006
ILX-651(4)	2.7	1.3	7.1	11.3	II	2005-2006
MUC1(5)	1.6	0.9	0.2	2.7	Preclinical	2005
Other products(6)	4.9	7.3	7.7	35.3	Preclinical, Phase I and II	2005
Other operating costs(7)	15.9	20.3	12.9	83.0

Total research and development costs	49.0	46.9	33.8	189.7
Licensing costs	8.4	5.7	10.3	29.3
Total project costs	$57.4	$52.6	$44.1	$219.0

(1)	The major components of the direct costs include various clinical expenses, consulting expenses, other third-party costs, salaries and employee benefits, supplies and materials.

(2)	CAMPATH is a humanized monoclonal antibody that binds to a specific target, CD52, on cell surfaces leading the body’s immune system to destroy malignant, or cancerous, cells. CAMPATH is still in the early stages of commercialization. It is approved for use in patients with B-cell chronic lymphocytic leukemia who have been treated with alkylating agents and who have failed fludarabine therapy. We are now conducting a Phase III post-approval study, Phase I/II trials in non-Hodgkin’s lymphoma, Phase II trials in multiple sclerosis and a Phase III study with CAMPATH used in conjunction with fludarabine. Although we are conducting other CAMPATH studies, the research and development costs included in the table above associated with CAMPATH primarily relate to the aforementioned studies. We estimate our direct costs to complete these in-process clinical development phases and studies in CAMPATH to be approximately $50 to $55 million.

(3)	Clofarabine is a next-generation, purine nucleoside antimetabolite that is currently under investigation in pediatric and adult leukemias and solid tumors. We initiated Phase II trials in 2002 in both children and adults with refractory acute leukemia. We have completed the submission of a New Drug Application with the U.S. Food and Drug Administration for pediatric leukemias based on Phase II data. We have also completed a Phase I trial of clofarabine in combination with the chemotherapy drug ara-C (cytarabine) in adults with a spectrum of hematologic malignancies. We are currently conducting a Phase I trial in adults with advanced solid tumors and a Phase I trial using an oral formulation of clofarabine for adults with advanced solid tumors. We estimate our direct costs to complete the in-process clinical development phases and studies in clofarabine to be approximately $2 to $4 million.

(4)	ILX-651 is a next-generation synthetic pentapeptide analog of the natural substance dolastatin-15 that targets tubulin and has been chemically modified to provide improved pharmacological properties over earlier members of its class. We recently closed a Phase I study in patients with solid tumors. We are currently conducting Phase II trials in recurrent or metastatic melanoma and in locally advanced or metastatic non-small cell lung cancer. We estimate our direct costs to complete the in-process clinical development phases in ILX-651 to be approximately $8 to $10 million.

(5)	MUC1 functions like an oncogene to promote cancer growth and is highly overexpressed on the cell surface of approximately 70% of the 1.2 million tumors diagnosed each year. Alteration in its function could potentially impact the growth of many highly resistant tumor types. MUC1 also serves an anti-apoptotic function, which could reduce the effectiveness of a variety of standard anticancer agents. If so, it appears that drugs which interfere with MUC1 could potentially improve the activity of other chemotherapy agents already in use today. We have several parallel programs under way to discover drug candidates that target MUC1. We are developing monoclonal antibodies and are exploring small molecules to disrupt MUC1 function as well as using small interfering RNA to explore and/or validate molecular targets in the MUC1 oncogenic pathway. An antibody program is being conducted through a research collaboration with Abgenix, Inc. that was initiated in 2002 to develop a fully human monoclonal antibody against MUC1 for the treatment of cancer. We estimate our direct costs to complete our preclinical development work related to MUC1 to be approximately $3 to $5 million.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K/A

(6)	We currently have other products in clinical trials as well as a number of preclinical programs. Other products also includes products that have been discontinued.

(7)	Other operating costs include allocations of various overhead costs.

       Actual future costs to complete each and all of the above-mentioned in-process development phases could vary significantly from the estimates provided. We believe that estimates of overall major project completion dates and associated costs to complete such projects would be highly speculative due to the numerous uncertainties inherent in the pharmaceutical industry including the results of preclinical and clinical testing, competition, government regulation and uncertainties related to manufacturing. Delays or discontinuation of any of our projects could adversely impact our future revenues, liquidity and overall financial position. For additional discussion of the risks and uncertainties regarding our product development, see the “Additional Business Risks” section of this Form 10-K.

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

       Impairment charge. We recorded an impairment charge of $213,000 in 2003. We determined that the goodwill resulting from the purchase of Symphar S.A. in 2001 had been impaired due to research focus and personnel changes at our location in Geneva, Switzerland.

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

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K/A

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

RESULTS OF OPERATIONS — DECEMBER 31, 2002 AND 2001

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

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K/A

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
2003 ANNUAL REPORT ON FORM 10-K/A

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

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K/A

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements
		Index to Financial Statements appears on Page F-1.

(b)	Reports on Form 8-K

       Report dated October 22, 2003, reporting Item 12 “Results of Operations and Financial Condition.” The report included a press release announcing our financial results for the third quarter of 2003.

(c) Exhibits

Exhibit
Number	Identification of Exhibit
2.1	Purchase and Sale Agreement dated October 29, 2001 by and among ILEX Oncology, Inc., ILEX Acquisitions, Inc., Millennium Pharmaceuticals, Inc, and mHoldings Trust (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 15, 2001)

3.1	Amended and Restated Certificate of Incorporation of the Company filed May 31, 2000 (Incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed August 8, 2000)

3.2	Bylaws of the Company, as amended (Incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

4.1	Specimen of certificate representing Common Stock, $.01 par value, of the Company (Incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

4.2	Rights Agreement dated April 10, 2001, by and between ILEX Oncology, Inc. and American Stock Transfer & Trust Co. which includes as Exhibit A the Form of Certificate of Designations of Series I Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Common Stock (Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed April 11, 2001)

4.3*	First Amendment to Rights Agreement dated February 26, 2004, by and between ILEX Oncology, Inc. and American Stock Transfer & Trust Co.

10.1	Services Agreement dated November 18, 1994 between CTRC Research Foundation and the Company (Incorporated herein by reference to Exhibit 10.6 of the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.2	Covenant Not To Sue dated September 1995 between CTRC Research Foundation and the Company (Incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.3	Commercial Industrial Sublease Agreement between TRTF/CTRCRF Building Corporation and the Company (Incorporated herein by reference to Exhibit 10.11 of the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.4*	1995 Stock Option Plan for the Company, as amended through February 25, 2004

10.5	Second Amended and Restated 1996 Non-Employee Director Stock Option Plan for the Company (Incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed April 2, 2001)

10.6	Form of Non-Employee Director Stock Option Agreement for the Company (Incorporated herein by reference to Exhibit 10.49 to the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K/A

Exhibit
Number	Identification of Exhibit
10.7*	2000 Employee Stock Compensation Plan for the Company, as amended through February 25, 2004

10.8	2000 Employee Stock Purchase Plan for the Company, as amended (Incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed April 2, 2001)

10.9	Form of Pledge Agreement between Cancer Therapy and Research Center Endowment and each of Gary V. Woods and Ruskin C. Norman, M.D. (Incorporated herein by reference to Exhibit 10.55 to the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

10.10	Office Building Lease Agreement dated April 8, 1998, between the Company and N.W.A. Limited Partnership (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 1998)

10.11†	Distribution and Development Agreement between Millennium & ILEX Partners, L.P. (now ILEX Pharmaceuticals, L.P.) and Schering AG dated August 24, 1999 (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed September 21, 1999)

10.12	Letter agreement dated September 9, 1999, between the Company and Al J. Jecminek (Incorporated herein by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.13	Office Lease Agreement dated July 14, 2000, between Orion Fountainhead Two Partners, Ltd., and ILEX Oncology, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2000)

10.14†	Supply Agreement dated as of June 4, 1999 between Millennium & ILEX Partners, L.P. (formerly L&I Partners, L.P.) and Boehringer Ingelheim Pharma KG. (Incorporated herein by reference to Exhibit 10.25 to the Millennium Pharmaceuticals, Inc. 10-K for the fiscal year ending December 31, 1999)

10.15†	License Agreement, dated May 2, 1997, between Millennium & ILEX Partners, L.P. (formerly L&I Partners, L.P.) and Millennium Pharmaceuticals, Inc (as successor to LeukoSite, Inc.) (Incorporated by reference to Exhibit 10.17(b) to LeukoSite, Inc.’s Registration Statement on Form S-1 (No. 333-30213) filed June 27, 1997)

10.16	2001 UK Employee Stock Compensation Plan (Incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.17	Employment agreement dated January 1, 2002, between the Company and Jeffrey H. Buchalter (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2002)

10.18*	Consulting Services Agreement dated January 1, 2003, between the Company and Daniel D. Von Hoff, M.D.

11.1*	Computation of Earnings Per Share

14.1*	ILEX Oncology Inc. Code of Ethics for Senior Financial Officers

21.1	Subsidiaries of the Company

	Place of	Names Under Which
Name	Incorporation	Doing Business
ILEX Oncology Services, Inc.	Delaware	ILEX Oncology Services, Inc.
ILEX Products, Inc.	Delaware	ILEX Products, Inc.
ILEX Services Limited	United Kingdom	ILEX Services Limited
ILEX Oncology Research Sarl	Geneva, Switzerland	ILEX Oncology Research Sarl
ILEX Acquisitions, Inc.	Delaware	ILEX Acquisitions, Inc.
ILEX Pharmaceuticals, L.P.	Delaware	ILEX Pharmaceuticals, L.P.
ILEX Pharmaceuticals, LTD.	United Kingdom	ILEX Pharmaceuticals, LTD.
ILEX Pharmaceuticals, L.L.C.	Delaware	ILEX Pharmaceuticals, L.L.C.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K/A

23.1**	Consent of Ernst & Young LLP

23.2	Information regarding consent of Arthur Andersen LLP (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 14, 2003)

31.1**	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Senior Vice President and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an Exhibit to the Company’s Form 10-K filed on March 12, 2004.

**	Filed herewith.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K/A

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 3, 2004

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

Date: May 3, 2004

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
2003 ANNUAL REPORT ON FORM 10-K/A

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K/A

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
January 23, 2004,,
except for Note 19, as to which the date is
February 26, 2004

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K/A

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

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K/A

CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31
ASSETS	2003	2002
Current assets:
Cash and cash equivalents	$63,154	$29,679
Investments in marketable securities	75,791	123,591
Restricted investments	816	976
Accounts receivable, net of allowance for doubtful accounts of $5 and $30 in 2003 and 2002, respectively	166	871
Accounts receivable — Schering AG	8,363	4,701
Other receivables	2,152	3,654
Prepaid expenses and other	2,433	2,273

Total current assets	152,875	165,745

Investments in marketable securities	56,209	34,737
Restricted investments	1,691	2,017
Completed technology asset, net of accumulated amortization of $9,257 and $4,629 in 2003 and 2002, respectively	55,543	60,171
Other intangible assets, net of accumulated amortization of $517 and $200 in 2003 and 2002, respectively	4,283	2,600
Goodwill	—	213
Other assets	689	283
Property and equipment, at cost, net of accumulated depreciation of $10,302 and $7,950 in 2003 and 2002, respectively	3,805	5,140

Total assets	$275,095	$270,906

The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K/A

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share amounts)

	December 31
LIABILITIES AND STOCKHOLDERS’ EQUITY	2003	2002
Current liabilities:
Accounts payable-
Related parties	$—	$136
Other	11,477	8,214
Accrued liabilities-
Related parties	564	455
Other	6,646	6,378
Deferred revenue	385	879
Advances from Schering AG	—	2,577
Note payable	38,390	38,099

Total current liabilities	57,462	56,738

Deferred revenue	1,077	—
Note payable	—	36,155
Other non-current liabilities	742	771

Total liabilities	59,281	93,664

Commitments and contingencies (see Note 16)

Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 39,046,917 and 32,546,890 shares issued and outstanding in 2003 and 2002, respectively	390	326
Additional paid-in capital	560,632	460,014
Deferred compensation	(359)	—
Accumulated deficit	(345,544)	(283,430)
Accumulated other comprehensive income	695	332

Total stockholders’ equity	215,814	177,242

Total liabilities and stockholders’ equity	$275,095	$270,906

The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K/A

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

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K/A

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
2003 ANNUAL REPORT ON FORM 10-K/A

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
2003 ANNUAL REPORT ON FORM 10-K/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share information, per share information or as otherwise indicated)

1. ORGANIZATION AND OPERATIONS

ILEX Oncology, Inc. (ILEX) was incorporated in December 1993 under the laws of the State of Delaware and is a biopharmaceutical company that is focused on oncology. ILEX operates through its subsidiaries, ILEX Products, Inc. (ILEX Products) and ILEX Oncology Services, Inc. (ILEX Services) and its affiliate ILEX Pharmaceuticals LP (the Partnership). ILEX Products is focused in the areas of identification, development, manufacturing and regulatory approval of cancer therapeutics and is building a product platform concentrated primarily on oncology. ILEX Services manages the clinical trials for oncology products being developed by other companies. In 2001, we announced our intention to transition out of the fee-for-service contract research organization (CRO) business conducted by ILEX Services. The Partnership owns the rights to CAMPATH ®, our marketed product.

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

CAMPATH was developed within the Partnership. In August 1999, the Partnership granted Schering AG (Schering) exclusive distribution and marketing rights to CAMPATH in the United States, Europe and the rest of the world, other than Japan and the Asian Pacific Basin. CAMPATH was approved for marketing in the United States (U.S.) by the Food and Drug Administration (FDA) in May 2001. In February 2003, Schering AG obtained marketing and distribution rights to CAMPATH in Japan and the Asian Pacific Basin from ILEX. The European Commission (EU) issued marketing authorization for MABCAMPATH ®, the trade name for CAMPATH in Europe, in July 2001. Under EU and authorizations in other countries, the Partnership has the right to market MABCAMPATH in the United Kingdom (U.K.) and 32 other non-U.S. countries. Schering AG began selling MABCAMPATH in Europe in August 2001. Berlex Laboratories, Inc., (Berlex) the U.S. affiliate of Schering AG, is marketing CAMPATH in the United States. Commercial launch of CAMPATH began in the United States in May 2001.

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
2003 ANNUAL REPORT ON FORM 10-K/A

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

Revenue Recognition

Product profit and royalty — These revenues represent our profit share resulting from net sales of CAMPATH in the U.S. and the royalties earned from sales of CAMPATH in the rest of world. Our profit share from net U.S. sales is calculated after deducting the manufacturing, marketing, selling and distribution expenses incurred by Berlex. We recognize our product profit and royalty revenue resulting from CAMPATH sales when there is persuasive evidence that a sales arrangement exists between Schering AG or Berlex and a customer, shipment has occurred, the price is fixed and determinable and collectibility is reasonably assured. Allowances are established for estimated uncollectible amounts, product returns and discounts.

Product development — These revenues represent Schering AG’s contribution to our research and development costs incurred for CAMPATH in B-cell chronic lymphocytic leukemia (CLL), multiple sclerosis (MS), non-Hodgkin’s lymphoma (NHL) and solid organ transplantation. Revenue under research and development cost reimbursement contracts is recognized as the related costs are incurred. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

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

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K/A

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

Intangible Assets and Goodwill. In connection with our December 31, 2001 acquisition of Millennium’s 50% equity interest in the Partnership, we have recorded a completed technology asset that is classified as an intangible asset in our consolidated balance sheets in the amount of $64.8 million and a trademark that is classified as an intangible asset in our consolidate balance sheets in the amount of $2.8 million. These intangible assets are being amortized under the straight-line method over 14 years. As of December 31, 2003, we have recorded accumulated amortization of $9.7 million related to these assets and there is no significant residual value. We recorded amortization expense of $4.8 million related to these assets during the year ended December 31, 2003.

In December 2001, Genentech, Inc. (Genentech) announced that it was granted a patent relating to fundamental methods and compositions for the production of monoclonal antibodies using recombinant DNA technology as a result of a favorable decision in a patent interference proceeding. This decision entitled Genentech to priority over the patent held by the Celltech Group PLC, who had first received the patent in 1989. In March 2003, we finalized a license from Genentech covering the production of monoclonal antibodies, such as CAMPATH, directed at the CD52 cell surface target. Accordingly, we have recorded an intangible asset of $2.0 million associated with the license grant fee paid to Genentech in April 2003, which is being amortized under the straight-line method over approximately 13 years. We will also pay milestones and royalties based upon net U.S. sales levels. During the year ended December 31, 2003, we recorded amortization expense and total accumulated amortization of $116.9 related to this asset and there is no significant residual value.

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

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K/A

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

Office equipment and furniture	3 - 10 years
Lab equipment	5 - 10 years
Leasehold improvements	1 - 15 years
Leased equipment	2 - 3 years

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

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K/A

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

		December 31,
		2003	2002	2001
Net loss	As reported	$(62,114)	$(46,156)	$(120,954)
	Fair value compensation cost	(8,921)	(8,168)	(8,024)
	Stock grant compensation cost included in reported loss	697	—	—

	Pro forma	$(70,338)	$(54,324)	$(128,978)

Loss per share basic and diluted	As reported	$(1.76)	$(1.42)	$(4.48)
	Fair value compensation cost	(0.25)	(0.25)	(0.30)
	Stock grant compensation cost included in reported loss	0.02	—	—

	Pro forma	$(1.99)	$(1.67)	$(4.78)

Statement of Cash Flows. Noncash financing and investing activities for the years ended December 31, 2003, 2002 and 2001, include the following:

	2003	2002	2001
Payment of principal portion of note payable in shares of our Common Stock	$9,071	$—	$—
Issuance of common stock for acquisitions	—	—	13,907
Assets acquired in acquisitions	—	—	72,449
Liabilities assumed in acquisitions	—	—	14,179
Liability incurred in connection with acquisition	—	—	107,600

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K/A

Supplemental disclosures of cash flow information for the years ended December 31, 2003, 2002 and 2001, include the following:

	2003	2002	2001
Cash paid during the year for-
Interest	$3,192	$2,340	$17
Foreign income taxes	195	70	93

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

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K/A

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

5. PROPERTY AND EQUIPMENT

During 2003, we disposed of certain office furniture and equipment with a cost of $386.6, and a net book value of approximately $51.4. During 2002, we disposed of certain office furniture and equipment with a cost of $482.0 and a net book value of approximately $128.0. Net loss for the year ended December 31, 2003, includes a loss of $38.0; net loss for the year ended

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K/A

December 31, 2002 includes a loss of $67.0 and net loss for the year ended December 31, 2001 includes a loss of $173.0. These losses resulted from the disposition of furniture and equipment and have been included in our operating expenses. Depreciation expense for the year ended December 31, 2003 was $2.6 million; depreciation expense for the year ended December 31, 2002 was $2.6 million and depreciation expense for the year ended December 31, 2001 was $2.4 million. Property and equipment are composed of the following:

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

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K/A

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

A charge was assessed against the oncology projects (CLL and NHL) in-process research and development cash flows to reflect the leverage of clinical trial experience gained during the development and approval process for our current CAMPATH label. Based on a standard rate calculation and review of comparable industry data, a core charge of 3% was utilized. Other charges decreasing the in-process research and development cash flows included the following: (i) Schering AG’s profit share interest; (ii) return on working capital and fixed assets and (iii) return on the trademark intangible asset. According to industry analyst reports, pharmaceutical product life cycles are generally segmented into three categories based on several characteristics: short (product revenue peaks 5-7 years post-launch), medium (revenue peaks 8-10 years post-launch), and long (revenue peaks 12-15 years post-

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K/A

launch). The analysis utilized a medium life cycle assessing the value of our in-process research and development. Without successfully completing the in-process research and development projects, we would be unable to realize product revenue for additional indications.

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

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K/A

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

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K/A

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
December 31,2001
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

On March 30, 2001, our Board of Directors declared a dividend of one Preferred Share purchase right (Right) for each outstanding share of our common stock, par value $.01 per share (the Common Shares), and authorized the issuance of one Right for each Common Share which shall become outstanding between April 20, 2001, the Record Date and the earlier of the Distribution Date (as defined in the Rights Agreement (Rights Agreement), filed with the Securities and Exchange Commission as an exhibit to a Current Report on Form 8-K dated April 1, 2001, and the first amendment to the Rights Agreement filed herewith) or the final expiration date of the Rights. The dividend was payable on, April 20, 2001, to the stockholders of record on that date. Each Right entitles the registered holder to purchase from us one one-thousandth interest in one share of our Series I Preferred Stock, par value $.01 per share (the Preferred Shares), at a price of $120 per one one-thousandth interest in a Preferred Share (the Purchase Price), subject to adjustment. The Rights will become exercisable ten days after (i) an Acquiring Person accumulates beneficial ownership

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K/A

of 20% or more of our common stock or (ii) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in an Acquiring Person accumulating 20% or more of the common stock. In the event that we are, in effect, acquired by an Acquiring Person in a merger or other business combination transaction or 50% or more of our consolidated assets or earning power is sold to an Acquiring Person, proper provision will be made so that each holder of a Right will thereafter generally have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the then current Purchase Price of the Right. The description and terms of the Rights are set forth in a Rights Agreement between us and American Stock Transfer & Trust Co., as Rights Agent. The plan was not adopted in response to any unsolicited offer or takeover attempt.

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

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K/A

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

Had compensation cost for our stock-based employee compensation plans been determined based upon a fair value method consistent with SFAS No. 123, our net loss and loss per share would have been increased to the pro forma amounts indicated below:

		Years Ended December 31,
		2003	2002	2001
Net loss	As reported	$(62,114)	$(46,156)	$(120,954)
	Fair value compensation cost	(8,921)	(8,168)	(8,024)
	Stock grant compensation cost included in reported loss	697	—	—

	Pro forma	$(70,338)	$(54,324)	$(128,978)
Loss per share basic and diluted	As reported	$(1.76)	$(1.42)	$(4.48)
	Fair value compensation cost	(0.25)	(0.25)	(0.30)
	Stock grant compensation cost included in reported loss	0.02	—	—

	Pro forma	$(1.99)	$(1.67)	$(4.78)

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

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K/A

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

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K/A

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

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K/A

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

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K/A

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
2003 ANNUAL REPORT ON FORM 10-K/A

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

ILEX ONCOLOGY, INC.
2003 ANNUAL REPORT ON FORM 10-K/A

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