Form 10-Q
period 2004-03-31
ILEX ONCOLOGY INC
filed 2004-05-07
CIK 1001915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
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

________________

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

     The number of shares outstanding of the Registrant’s common stock as of April 30, 2004 is 39,071,832.

ILEX ONCOLOGY, INC.
MARCH 31, 2004 — QUARTERLY REPORT ON FORM 10-Q

ILEX ONCOLOGY, INC.
MARCH 31, 2004 — QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$80,894	$63,154
Investments in marketable securities	60,322	75,791
Restricted investments	816	816
Accounts receivable, net of allowance for doubtful accounts of $5 in 2004 and 2003	216	166
Accounts receivable from Schering AG	11,327	8,363
Other receivables	2,247	2,152
Prepaid expenses and other	3,241	2,433

Total current assets	159,063	152,875

Investments in marketable securities	32,802	56,209
Restricted investments	1,691	1,691
Completed technology asset, net of accumulated amortization of $10,414 and $9,257 in 2004 and 2003, respectively	54,386	55,543
Other intangible assets, net of accumulated amortization of $606 and $517 in 2004 and 2003, respectively	4,194	4,283
Other assets	640	689
Property and equipment, at cost, net of accumulated depreciation of $10,627 and $10,302 in 2004 and 2003, respectively	3,356	3,805

TOTAL ASSETS	$256,132	$275,095

The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
MARCH 31, 2004 — QUARTERLY REPORT ON FORM 10-Q

CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	March 31,	December 31,
	2004	2003
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable-
Related parties	$12	$—
Other	13,140	11,477
Accrued liabilities-
Related parties	520	564
Other	3,650	6,646
Deferred revenue	382	385
Note payable	38,978	38,390

Total current liabilities	56,682	57,462

Deferred revenue	990	1,077
Other non-current liabilities	738	742

TOTAL LIABILITIES	58,410	59,281

COMMITMENTS AND CONTINGENCIES (see Note 8)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 39,068,506 and 39,046,917 issued and outstanding in 2004 and 2003, respectively	391	390
Additional paid-in capital	560,872	560,632
Deferred compensation	(264)	(359)
Accumulated deficit	(363,953)	(345,544)
Accumulated other comprehensive income	676	695

Total stockholders’ equity	197,722	215,814

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$256,132	$275,095

The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
MARCH 31, 2004 — QUARTERLY REPORT ON FORM 10-Q

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2004	2003
REVENUE:
Product profit and royalty	$6,794	$4,499
Product development	2,115	3,352
Contract research services	338	630
Outlicensing revenue	88	155
Other	765	48

Total revenue	10,100	8,684

OPERATING EXPENSES:
Research and development costs	15,377	10,611
Licensing costs	4,199	558
Selling, general and administrative	6,888	3,720
Direct cost of research services	212	440
Depreciation and amortization	1,798	1,817
Settlement charge	—	16,500

Total operating expenses	28,474	33,646

OPERATING LOSS	(18,374)	(24,962)
OTHER INCOME (EXPENSE):
Interest income and other, net	561	1,186
Interest expense	(588)	(1,124)

LOSS BEFORE INCOME TAXES	(18,401)	(24,900)
Provision for foreign income taxes	(8)	(21)

NET LOSS	$(18,409)	$(24,921)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.47)	$(0.76)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING	39,060	32,580

The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
MARCH 31, 2004 — QUARTERLY REPORT ON FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,409)	$(24,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,798	1,817
Non-cash compensation expense	95	372
Gain on investment in marketable securities	(12)	—
Loss on disposal of equipment	—	15
Changes in operating assets and liabilities:
Increase in receivables, net	(3,109)	(5,869)
Increase in prepaid expenses and other	(808)	(122)
Decrease (increase) in other non-current assets	49	(604)
Decrease in accounts payable and accrued liabilities	(1,365)	(6,603)
Increase in settlement-related liability	—	20,000
(Decrease) increase in deferred revenue	(90)	1,206
Increase in interest on note payable	588	1,145
Decrease in other non-current liabilities	(4)	(12)

Net cash used in operating activities	(21,267)	(13,576)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net activity of marketable securities’ transactions	38,888	28,606
Purchase of property and equipment	(126)	(265)

Net cash provided by investing activities	38,762	28,341

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	241	26
Principal payments for capital lease obligations	—	(15)

Net cash provided by financing activities	241	11

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4	56

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,740	14,832
CASH AND CASH EQUIVALENTS, beginning of period	63,154	29,679

CASH AND CASH EQUIVALENTS, end of period	$80,894	$44,511

The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
MARCH 31, 2004 — QUARTERLY REPORT ON FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share information, per share information or as otherwise indicated) (unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of presentation

The accompanying interim Consolidated Financial Statements presented herein include the accounts of ILEX Oncology, Inc. and its subsidiaries (“We” or “ILEX”). All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments, which consist of only normal, recurring adjustments that are necessary for a fair presentation of financial position and results of operations have been made. Certain prior year amounts have been reclassified to conform to the 2004 presentation.

It is recommended that these interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K, as amended by our Annual Report on Form 10-K/A for the year ended December 31, 2003. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Stock-based compensation

We use the intrinsic value method in accounting for our stock compensation plans. Had compensation cost for our stock compensation plans been determined based upon a fair value method consistent with Statement of Financial Accounting Standard (SFAS) No. 123 our net loss and loss per share would have been increased to the pro forma amounts indicated below:

		Three Months Ended March 31,
		2004	2003
Net loss	As reported	$(18,409)	$(24,921)
	Stock grant compensation cost included in reported loss	95	372
	Fair value compensation cost	(2,927)	(2,922)

	Pro forma	$(21,241)	$(27,471)

Loss per share basic and diluted	As reported	$(0.47)	$(0.76)
	Stock grant compensation cost included in reported loss	—	0.01
	Fair value compensation cost	(0.07)	(0.09)

	Pro forma	$(0.54)	$(0.84)

Intangible assets and goodwill

In December 2001, Genentech, Inc. announced that it was granted a patent relating to fundamental methods and compositions for the production of monoclonal antibodies using anti-recombinant DNA technology. This proceeding entitled Genentech to priority over the patent held by the Celltech Group PLC, who had first received the patent in 1989. In March 2003, we finalized a license from Genentech covering the production of our CAMPATH 1-H monoclonal antibody against the CD52 target. Accordingly, as of March 31, 2003, we recorded an intangible asset of $2.0 million associated with the license grant fee paid to Genentech in April 2003, which is being amortized under the straight-line method over approximately 13 years. We also pay royalties based upon net U.S. sales levels. For the quarter ended March 31, 2004, we recorded amortization expense of approximately $39.0. As of March 31, 2004, we recorded accumulated amortization of $155.8 related to this asset.

In connection with our December 31, 2001 acquisition of Millennium Pharmaceuticals, Inc.’s (Millennium’s)

ILEX ONCOLOGY, INC.
MARCH 31, 2004 — QUARTERLY REPORT ON FORM 10-Q

interest in ILEX Pharmaceuticals, L.P., formerly known as Millennium & ILEX, L.P. (the Partnership), we have recorded intangible assets classified as completed technology and a trademark in the amounts of $64.8 million and $2.8 million, respectively. These intangible assets are currently being amortized under the straight-line method over 14 years. For the quarter ended March 31, 2004, we recorded amortization expense of approximately $1.2 million. As of March 31, 2004, we recorded accumulated amortization of $10.9 million related to these assets.

2. LOSS PER SHARE

Diluted net loss per share is equal to basic net loss per share, as the effect of all common stock equivalents is antidilutive.

3. STATEMENTS OF CASH FLOWS

Non-cash investing and financing activities for the three months ended March 31, 2004 and 2003, include the following:

	2004	2003
Other intangible assets – license grant	$—	$2,000

Supplemental disclosures of cash flow information for the three months ended March 31, 2004 and 2003 include the following:

	2004	2003
Cash paid for interest	$—	$1

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

5. COMPREHENSIVE LOSS

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The following table presents the components of our comprehensive loss:

	Three Months Ended
	March 31,
	2004	2003
Net loss	$(18,409)	$(24,921)
Other comprehensive income:
Foreign currency translation adjustments	(19)	62

Comprehensive loss	$(18,428)	$(24,859)

6. DEVELOPMENT AND DISTRIBUTION AGREEMENT

In January 2003, Schering AG obtained exclusive rights to develop, sell and distribute CAMPATH in Japan and the Asian Pacific Basin. We received a payment and incurred an associated fee of 50% of such payment, both of which are being recognized over the life of the patent in that region. We will also receive payments upon completion of certain milestones and a royalty based on net sales of CAMPATH in Japan and the Asian Pacific Basin.

ILEX ONCOLOGY, INC.
MARCH 31, 2004 — QUARTERLY REPORT ON FORM 10-Q

7. LICENSING AGREEMENT

In December 2003, we signed an amendment to our co-development agreement with Bioenvision, Inc. (Bioenvision) whereby we obtained the exclusive U.S. and Canadian sublicense for clofarabine in oncology for $3.5 million. Under the terms of the agreement, an additional $4.0 million milestone became due in two equal payments upon completing the submission of the New Drug Application (NDA) in March 2004. As a result, we have recorded an expense accrual of $4.0 million related to such submission as of March 31, 2004. We paid Bioenvision $2.0 million of the $4.0 million in April 2004 and the remaining $2.0 million is due in the third quarter of 2004.

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

During 1998, we guaranteed a line of credit for Clinical Research Group, Inc. (CRG). The guarantee gave us access to a network of clinical sites managed by CRG. If the guarantee comes to redemption, we will obtain an ownership interest in CRG in accordance with the guarantee agreement. Under the terms of the agreement, we have maintained $492.0 in the form of securities as collateral for the guarantee as of March 31, 2004. As of March 31, 2004 we had yet to fund the guarantee, however it has been reserved for in prior financial statements.

9. MERGER AGREEMENT

On February 26, 2004, we entered into a definitive merger agreement with Genzyme Corporation (Genzyme). Under the terms of the Merger Agreement, each outstanding share of ILEX common stock, $0.01 par value per share, will be converted into the right to receive a fraction of a share (the “Exchange Ratio”) of Genzyme common stock. The Exchange Ratio will be calculated by dividing $26.00 by the average per share closing price of Genzyme common stock (the “Genzyme Share Price”) as reported by the NASDAQ National Market over the twenty trading days ending on the fifth trading day prior to the closing date of the Mergers, except that if the Genzyme Share Price is greater than $59.88, the Exchange Ratio will be 0.4342, and if the Genzyme Share Price is less than $46.58, the Exchange Ratio will be 0.5582. In addition, each outstanding option to purchase ILEX common stock will be converted into an option to purchase the number of shares of Genzyme common stock equal to the number of shares of ILEX common stock subject to such option multiplied by the Exchange Ratio, and the associated exercise price will be adjusted accordingly. Until the closing date, which is anticipated to occur in mid-2004, we will continue to operate independently of Genzyme, subject to certain restrictions contained in the merger agreement. The closing of the transaction is contingent upon approval of our stockholders and approval by certain regulatory authorities including the U.S. Federal Trade Commission. If the merger is not completed, we may be subject to payment of a $32.5 million termination fee under certain circumstances and payment of a maximum of $2.5 million in costs related to the merger, such as financial, advisory, legal and accounting fees. As of March 31, 2004, we have recorded $3.6 million in merger-related costs and these costs have been included in selling, general and administrative expenses in our consolidated statement of operations.

ILEX ONCOLOGY, INC.
MARCH 31, 2004 — QUARTERLY REPORT ON FORM 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements – Cautionary Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to us and our subsidiaries that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. When used in this report, the words anticipate, believe, estimate, expect and intend and words or phrases of similar import, as they relate to us or our subsidiaries or our management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, risks associated with preclinical and clinical developments in the biopharmaceutical industry in general and in our compounds under development in particular; the potential failure of our compounds under development to prove safe and effective for treatment of disease; uncertainties inherent in the early stage of our compounds under development; failure to successfully implement or complete clinical trials; failure to receive market clearance from regulatory agencies for our compounds under development; management’s ability to implement strategic initiatives; our ability to predict our future expenses and capital needs; the development of competing products; our ability to combine our disparate research capabilities and translate them into clinical drug development programs; uncertainties related to our dependence on and relationships with third parties and partners; general economic and market conditions; risks inherent in the biopharmaceutical industry; stock price volatility; variability of license, royalty and other revenue; risks related to the outcome of litigation and claims made against us; risks related to the market acceptance of CAMPATH, or other drugs that might be approved; possible adverse affects from changes in governmental regulations including reimbursement or price controls; uncertainties related to protection of our intellectual property; rapid technological change that could render our technologies obsolete; acquisitions, divestitures, mergers, restructurings or strategic initiatives that change our structure, including the proposed merger with Genzyme Corporation, which is subject to regulatory approval; business combinations among our competitors and major customers could affect our competitive position; one-time events and those risks described herein, in our Report on Form 10-K filed on March 12, 2004, as amended by our Report on Form 10-K/A filed May 3, 2004, and in other filings made by us with the SEC. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We do not intend to update these forward-looking statements.

The following discussion describes our financial position and results of operations for the three-month period ended March 31, 2004. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

OUR BUSINESS

We are a product-driven biopharmaceutical company focused on developing and commercializing a portfolio of novel therapeutic treatments primarily in oncology. We have leveraged our core competencies in clinical drug development to identify, develop and commercialize our proprietary product candidates. Our lead product is marketed in the United States as CAMPATH ® and in Europe and other countries as MABCAMPATH ® for the treatment of patients with B-cell chronic lymphocytic leukemia (CLL) who have been treated with alkylating agents and who have failed fludarabine therapy. CLL is a type of blood cancer characterized by progressive accumulation of B-lymphocytes, a type of immune system cell formed in the bone marrow. In addition to CAMPATH, we have product candidates in clinical trials, principally addressing oncology, as well as several active preclinical and drug discovery programs. Our pipeline comprises product candidates at various stages of preclinical and clinical development, including monoclonal antibodies, agents that have toxic effects on certain cells (cytotoxic agents) or inhibit cellular growth (cytostatic agents) with novel mechanisms of action, agents that inhibit the formation of new blood vessels (angiogenesis inhibitors) and agents which block cellular messaging associated with cancer growth and metastasis (signal transduction inhibitors).

We have incurred losses since inception and had an accumulated deficit through March 31, 2004 of $364.0 million. Our losses have resulted primarily from research and product development activities, including licensing of products and product and corporate acquisitions for which we incur in-process research and development charges and administrative expenses. We plan to continue to invest in key research and development activities. We expect to continue to incur operating losses throughout 2004. Our revenue for the foreseeable future will be limited to our

ILEX ONCOLOGY, INC.
MARCH 31, 2004 — QUARTERLY REPORT ON FORM 10-Q

product profit and royalty revenue, product development revenue, interest income and other miscellaneous income.

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

RECENT DEVELOPMENTS

On February 26, 2004, we entered into a definitive merger agreement with Genzyme Corporation (Genzyme). Under the terms of the Merger Agreement, each outstanding share of ILEX common stock, $0.01 par value per share, will be converted into the right to receive a fraction of a share (the “Exchange Ratio”) of Genzyme common stock. The Exchange Ratio will be calculated by dividing $26.00 by the average per share closing price of Genzyme common stock (the “Genzyme Share Price”) as reported by the NASDAQ National Market over the twenty trading days ending on the fifth trading day prior to the closing date of the Mergers, except that if the Genzyme Share Price is greater than $59.88, the Exchange Ratio will be 0.4342, and if the Genzyme Share Price is less than $46.58, the Exchange Ratio will be 0.5582. In addition, each outstanding option to purchase ILEX common stock will be converted into an option to purchase the number of shares of Genzyme common stock equal to the number of shares of ILEX common stock subject to such option multiplied by the Exchange Ratio, and the associated exercise price will be adjusted accordingly. Until the closing date, which is anticipated to occur in mid-2004, we will continue to operate independently of Genzyme, subject to certain restrictions contained in the merger agreement. The closing of the transaction is contingent upon approval of our stockholders and approval by certain regulatory authorities including the U.S. Federal Trade Commission.

In December 2003, we signed an amendment to our co-development agreement with Bioenvision, Inc. (Bioenvision) whereby we obtained the exclusive U.S. and Canadian sublicense for clofarabine in oncology for $3.5 million. Under the terms of the agreement, an additional $4.0 million milestone became due in two equal payments upon completing the submission of the New Drug Application (NDA) in March 2004. As a result, we have recorded an expense accrual of $4.0 million related to such submission as of March 31, 2004. We paid Bioenvision $2.0 million of the $4.0 million in April 2004 and the remaining $2.0 million is due in the third quarter of 2004.

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

ILEX ONCOLOGY, INC.
MARCH 31, 2004 — QUARTERLY REPORT ON FORM 10-Q

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Operating Revenues

     Product profit and royalty revenue, which is the Company’s share of CAMPATH net profits on U.S. sales and a royalty on the rest of the world sales, increased to $6.8 million in the first quarter of 2004 compared to $4.5 million in the first quarter of 2003 as a result of an increase in the global net sales of CAMPATH. Global net sales of CAMPATH, recorded by our marketing and distribution partner Schering AG and Berlex, increased to $21.1 million in the first quarter of 2004 as compared to $13.9 million in the same period of 2003. Product development revenue decreased to $2.1 million in the first quarter of 2004 from $3.4 million in the first quarter of 2003 primarily as a result of the depletion of the advance balance from Schering AG in the first quarter of 2003. Revenue from the Company’s contract research services (CRO) decreased $0.3 million or 50% from the first quarter of 2003 as a result of the Company’s continued transition out of the fee-for-service CRO business. Other revenue increased to $0.8 million in the first quarter of 2004 primarily due to the sale of certain clinical trial materials.

Operating Expenses

     Research and development costs. Research and development costs increased to $15.4 million in the first quarter of 2004, from $10.6 million in the first quarter of 2003. This increase of $4.8 million, or 45%, was due to an increase in spending on our product pipeline, particularly for our trial of CAMPATH in multiple sclerosis and other indications.

     The following table summarizes our major research and development projects, including the costs incurred for each of the quarters ended March 31, 2004 and 2003, costs incurred to date and the estimated completion dates for each project in development. The information contained in the column labeled “Estimated Completion Date” is our estimate of the timing to complete only the current in-process development phases. The actual timing to complete the phases may differ materially from these estimates.

					Estimated
					completion Date of
	Research and Development		Research and		our in-process
	Expenses for the Quarter		Development	Current Phases of	Phase of
Project	Ended March 31,		Expenses to Date	Development	Development
	2004	2003
		($ in millions)
Direct costs(1) :
CAMPATH(2)	$7.4	$2.9	$46.0	I - III	2004 - 2007
Clofarabine(3)	2.4	1.0	21.2	I and II	2004 - 2006
ILX-651(4)	1.0	0.5	12.3	II	2005 - 2006
MUC1(5)	0.4	0.4	3.1	Preclinical	2005
Other products(6)	0.8	1.6	36.1	Preclinical, Phase I and II	2005
Other operating costs(7)	3.4	4.2	86.4

Total research and development costs	15.4	10.6	205.1
Licensing costs	4.2	0.6	33.5

Total project costs	$19.6	$11.2	$238.6

ILEX ONCOLOGY, INC.
MARCH 31, 2004 — QUARTERLY REPORT ON FORM 10-Q

(1)	The major components of the direct costs include various clinical expenses, consulting expenses, other third-party costs, salaries and employee benefits, supplies and materials.

(2)	CAMPATH is a humanized monoclonal antibody that binds to a specific target, CD52, on cell surfaces leading the body’s immune system to destroy malignant, or cancerous, cells. CAMPATH is still in the early stages of commercialization. It is approved for use in patients with B-cell chronic lymphocytic leukemia who have been treated with alkylating agents and who have failed fludarabine therapy. We are now conducting a Phase III post-approval study, Phase I/II trials in non-Hodgkin’s lymphoma, Phase II trials in multiple sclerosis and a Phase III study with CAMPATH used in conjunction with fludarabine. Although we are conducting other CAMPATH studies, the research and development costs included in the table above associated with CAMPATH primarily relate to the aforementioned studies. We estimate our direct costs to complete these in-process clinical development phases and studies in CAMPATH to be approximately $43 to $48 million.

(3)	Clofarabine is a next-generation, purine nucleoside antimetabolite that is currently under investigation in pediatric and adult leukemias and solid tumors. We initiated Phase II trials in 2002 in both children and adults with refractory acute leukemia. We have completed the submission of a New Drug Application with the U.S. Food and Drug Administration for pediatric leukemias based on Phase II data. We have also completed a Phase I trial of clofarabine in combination with the chemotherapy drug ara-C (cytarabine) in adults with a spectrum of hematologic malignancies. We are currently conducting a Phase I trial in adults with advanced solid tumors and a Phase I trial using an oral formulation of clofarabine for adults with advanced solid tumors. We estimate our direct costs to complete the in-process clinical development phases and studies in clofarabine to be approximately $2 to $4 million.

(4)	ILX-651 is a next-generation synthetic pentapeptide analog of the natural substance dolastatin-15 that targets tubulin and has been chemically modified to provide improved pharmacological properties over earlier members of its class. We recently closed a Phase I study in patients with solid tumors. We are currently conducting Phase II trials in recurrent or metastatic melanoma and in locally advanced or metastatic non-small cell lung cancer. We estimate our direct costs to complete the in-process clinical development phases in ILX-651 to be approximately $7 to $9 million.

(5)	MUC1 functions like an oncogene to promote cancer growth and is highly overexpressed on the cell surface of approximately 70% of the 1.2 million tumors diagnosed each year. Alteration in its function could potentially impact the growth of many highly resistant tumor types. MUC1 also serves an anti-apoptotic function, which could reduce the effectiveness of a variety of standard anticancer agents. If so, it appears that drugs which interfere with MUC1 could potentially improve the activity of other chemotherapy agents already in use today. We have several parallel programs under way to discover drug candidates that target MUC1. We are developing monoclonal antibodies and are exploring small molecules to disrupt MUC1 function as well as using small interfering RNA to explore and/or validate molecular targets in the MUC1 oncogenic pathway. An antibody program is being conducted through a research collaboration with Abgenix, Inc. that was initiated in 2002 to develop a fully human monoclonal antibody against MUC1 for the treatment of cancer. We estimate our direct costs to complete our preclinical development work related to MUC1 to be approximately $3 to $5 million.

(6)	We currently have other products in clinical trials as well as a number of preclinical programs. Other products also includes products that have been discontinued.

(7)	Other operating costs include allocations of various overhead costs.

     Actual future costs to complete each and all of the above-mentioned in-process development phases could vary significantly from the estimates provided. We believe that estimates of overall major project completion dates and associated costs to complete such projects would be highly speculative due to the numerous uncertainties inherent in the pharmaceutical industry including the results of preclinical and clinical testing, competition, government regulation and uncertainties related to manufacturing. Delays or discontinuation of any of our projects could adversely impact our future revenues, liquidity and overall financial position. For additional discussion of the risks and uncertainties regarding our product development, see the “Additional Business Risks” section of our Form 10-K for the year ended December 31, 2003, filed on March 12, 2004.

     Licensing costs. Licensing costs increased to $4.2 million for the first quarter of 2004 from $0.6 million in the first quarter of 2003. This increase of $3.6 million was due to an expense accrual of $4.0 million for milestone payments associated with the complete filing of the NDA for clofarabine under our co-development agreement with Bioenvision.

     Selling, general and administrative costs. Selling, general and administrative costs increased to $6.9

ILEX ONCOLOGY, INC.
MARCH 31, 2004 — QUARTERLY REPORT ON FORM 10-Q

million for the first quarter of 2004, compared to $3.7 million for the same quarter in 2003. This increase of $3.2 million, or 86%, is primarily due to merger-related costs of $3.6 million, partially offset by decreases in payroll-related costs.

     Direct cost of research services. Direct cost of research services decreased to $0.2 million during the first quarter of 2004, from $0.4 million during the first quarter of 2003. This decrease is attributable to the Company’s continued transition out of the fee-for-service CRO business.

     Depreciation and amortization. Depreciation and amortization of $1.8 million in the first quarter of 2004 remained consistent with the same period in 2003.

     Settlement charge. We incurred a settlement charge of $16.5 million, or $0.50 per share, in the first quarter of 2003. This charge is the result of the settlement of a dispute with a former client of our contract research organization.

Interest Income and Other, Net

     Interest and other income decreased to $0.6 million during the first quarter of 2004 from $1.2 million during the first quarter of 2003. This decrease of $0.6 million is attributable to a decrease in the available interest rates on investment balances compared to interest rates in 2003.

Interest Expense

     Interest expense decreased to $0.6 million during the first quarter of 2004 from $1.1 million during the first quarter of 2003. Interest expense relates to the imputed interest on the note to Millennium for our purchase of their interest in the Partnership. The decrease of $0.5 million is a result of the decrease in the outstanding balance on which interest expense is calculated.

Net Loss

     As a result of the above, net loss decreased $6.5 million in the first quarter of 2004 to $18.4 million, from $24.9 million in 2003. Net loss per share decreased $0.29 per share to $0.47 per share in 2004, from $0.76 per share in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically financed our operations primarily through the sale of our capital stock, through development and licensing fee revenues provided by our collaborative partners under our collaborative agreements, through our product profit and royalty revenues resulting from global sales of CAMPATH and through fee-for-service or participatory revenues pursuant to contracts with our CRO clients.

     At March 31, 2004, we had cash, cash equivalents, restricted investments and investments in marketable securities of $176.5 million and working capital of $102.4 million.

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

ILEX ONCOLOGY, INC.
MARCH 31, 2004 — QUARTERLY REPORT ON FORM 10-Q

government-sponsored enterprises and investment-grade, interest-bearing securities, none of which mature in more than eighteen months. We do not invest in derivative financial instruments, as defined by Statement of Financial Accounting Standards No. 133 and 138.

     Our future expenditures and capital requirements will depend on numerous factors, including but not limited to: the progress of our research and development programs; the progress of our non-clinical and clinical testing; the magnitude and scope of these activities; the time and costs involved in obtaining regulatory approvals; the cost of filing, prosecuting; defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes in or termination of existing collaborative arrangements; the ability to establish, maintain and avoid termination of collaborative arrangements and the purchase of capital equipment and acquisitions of compounds, technologies or businesses. At March 31, 2004, we did not have any material commitments for capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

We are exposed to some market risk through interest rates, related to our investment of cash, cash equivalents, restricted investments and investments in marketable securities of $176.5 million at March 31, 2004. These funds are generally invested in interest-bearing securities, primarily with maturities of one year or less. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 50 basis points, we would not expect there to be a material effect on our results of operations or on our balance sheet. We have not used derivative financial instruments in our investment portfolio.

Our European operations are denominated in local currency. We have unhedged transaction exposures in these currencies, which are not considered material. We have not entered into any forward foreign exchange contracts for speculative, trading or other purposes.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

ILEX ONCOLOGY, INC.
MARCH 31, 2004 — QUARTERLY REPORT ON FORM 10-Q

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number
2.1	Agreement and Plan of Merger dated February 26, 2004 between the Company and Genzyme Corp. (Incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report Form 8-K filed February 26, 2004)
3.1	Amended and Restated Certificate of Incorporation of the Company filed May 31, 2000 (Incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed August 8, 2000)
3.2	Bylaws of the Company, as amended (Incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)
11.1*	Computation of Net Loss per Share
31.1*	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Senior Vice President and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ILEX ONCOLOGY, INC.
MARCH 31, 2004 — QUARTERLY REPORT ON FORM 10-Q

(b)	Reports on Form 8-K:

We filed the following reports on Form 8-K during the quarter ended March 31, 2004:

Dated January 27, 2004, to disclose the issuance of a press release announcing fourth quarter 2003 results

Dated February 26, 2004, to announce that we entered into an Agreement and Plan of Merger with Genzyme Corp.

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

ILEX ONCOLOGY, INC.
MARCH 31, 2004 — QUARTERLY REPORT ON FORM 10-Q

Signatures

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2004

ILEX ONCOLOGY, INC.

By:	/s/ Jeffrey H. Buchalter

Jeffrey H. Buchalter President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark P. Mellin

Mark P. Mellin Senior Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)