Form 10-Q
period 2004-06-30
ILEX ONCOLOGY INC
filed 2004-07-30
CIK 1001915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
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

     The number of shares outstanding of the Registrant’s common stock as of July 15, 2004 is 39,112,547.

ILEX ONCOLOGY, INC.
JUNE 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

ILEX ONCOLOGY, INC.
JUNE 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands)

ASSETS

	June 30,	December 31,
	2004	2003
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$64,906	$63,154
Investments in marketable securities	58,674	75,791
Restricted investments	816	816
Accounts receivable, net of allowance for doubtful accounts of $5 in 2004 and 2003	354	166
Accounts receivable from Schering AG	8,864	8,363
Other receivables	1,754	2,152
Prepaid expenses and other	3,267	2,433

Total current assets	138,635	152,875

Investments in marketable securities	18,062	56,209
Restricted investments	1,691	1,691
Completed technology asset, net of accumulated amortization of $11,571 and $9,257 in 2004 and 2003, respectively	53,229	55,543
Other intangible assets, net of accumulated amortization of $695 and $517 in 2004 and 2003, respectively	4,105	4,283
Other assets	1,352	689
Property and equipment, at cost, net of accumulated depreciation of $9,734 and $10,302 in 2004 and 2003, respectively	2,910	3,805

TOTAL ASSETS	$219,984	$275,095

The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
JUNE 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2004	2003
	(unaudited)
CURRENT LIABILITIES:
Accounts payable	$10,195	$11,477
Accrued liabilities-
Related parties	651	564
Other	5,190	6,646
Deferred revenue	512	385
Note payable	19,418	38,390

Total current liabilities	35,966	57,462

Deferred revenue	902	1,077
Other non-current liabilities	734	742

TOTAL LIABILITIES	37,602	59,281

COMMITMENTS AND CONTINGENCIES (see Note 9)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 39,112,047 and 39,046,917 issued and outstanding in 2004 and 2003, respectively	391	390
Additional paid-in capital	561,292	560,632
Deferred compensation	(215)	(359)
Accumulated deficit	(379,773)	(345,544)
Accumulated other comprehensive income	687	695

Total stockholders’ equity	182,382	215,814

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$219,984	$275,095

The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
JUNE 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUE:
Product profit and royalty	$4,248	$8,559	$11,042	$13,058
Product development	1,874	859	3,989	4,211
Contract research services	274	464	612	1,094
Outlicensing revenue	1,588	63	1,675	104
Other	29	182	794	345

Total revenue	8,013	10,127	18,112	18,812

OPERATING EXPENSES:
Research and development costs	16,218	11,920	31,595	22,532
Licensing costs	374	1,453	4,573	2,011
Selling, general and administrative	5,498	3,154	12,386	6,874
Direct cost of research services	170	309	381	749
Depreciation and amortization	1,772	2,039	3,570	3,856
Settlement charge	—	—	—	16,500

Total operating expenses	24,032	18,875	52,505	52,522

OPERATING LOSS	(16,019)	(8,748)	(34,393)	(33,710)
OTHER INCOME (EXPENSE):
Interest income and other, net	645	1,157	1,206	2,363
Interest expense	(440)	(1,145)	(1,027)	(2,289)

LOSS BEFORE INCOME TAXES	(15,814)	(8,736)	(34,214)	(33,636)
Provision for foreign income taxes	(6)	(56)	(15)	(77)

NET LOSS	$(15,820)	$(8,792)	$(34,229)	$(33,713)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.40)	$(0.27)	$(0.88)	$(1.03)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING	39,075	32,737	39,068	32,659

The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
JUNE 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,229)	$(33,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,570	3,856
Non-cash compensation expense	144	479
Gain on investment in marketable securities	(12)	—
Bad debt provision	—	(7)
Gain on sale of equipment	(12)	(6)
Changes in operating assets and liabilities:
Increase in receivables, net	(291)	(4,970)
Increase in prepaid expenses and other	(834)	(702)
Increase in other non-current assets	(663)	(572)
Decrease in accounts payable and accrued liabilities	(2,651)	(5,191)
(Decrease) increase in deferred revenue	(48)	3,091
(Decrease) increase in interest on note payable	(1,629)	2,289
Decrease in other non-current liabilities	(8)	(24)

Net cash used in operating activities	(36,663)	(35,470)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net activity of marketable securities’ transactions	55,276	48,187
Increase in intangible asset	—	(2,000)
Purchase of property and equipment	(194)	(1,261)
Proceeds from sale of property and equipment	15	10

Net cash provided by investing activities	55,097	44,936

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	661	826
Principal payments for note payable	(17,344)	—
Principal payments for capital lease obligations	—	(37)

Net cash (used in) provided by financing activities	(16,683)	789

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1	236

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,752	10,491
CASH AND CASH EQUIVALENTS, beginning of period	63,154	29,679

CASH AND CASH EQUIVALENTS, end of period	$64,906	$40,170

The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
JUNE 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

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

Stock-based compensation

We use the intrinsic value method in accounting for our stock compensation plans. Had compensation cost for our stock compensation plans been determined based upon a fair value method consistent with Statement of Financial Accounting Standard (SFAS) No. 123 our net loss and loss per share would have been increased to the pro forma amounts indicated below:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2004	2003	2004	2003
Net loss	As reported	$(15,820)	$(8,792)	$(34,229)	$(33,713)
	Stock grant compensation cost included in reported loss	49	107	144	479
	Fair value cost	(2,622)	(1,391)	(5,550)	(3,936)

	Pro forma	$(18,393)	$(10,076)	$(39,635)	$(37,170)

Loss per share basic and diluted	As reported	$(0.40)	$(0.27)	$(0.88)	$(1.03)
	Stock grant compensation cost included in reported loss	—	—	—	.01
	Fair value cost	(0.07)	(0.04)	(0.14)	(0.12)

	Pro forma	$(0.47)	$(0.31)	$(1.02)	$(1.14)

Intangible assets

In December 2001, Genentech, Inc. announced that it was granted a patent relating to fundamental methods and compositions for the production of monoclonal antibodies using anti-recombinant DNA technology. This proceeding entitled Genentech to priority over the patent held by the Celltech Group PLC, who had first received the patent in 1989. In March 2003, we finalized a license from Genentech covering the production of our CAMPATH

ILEX ONCOLOGY, INC.
JUNE 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

1-H monoclonal antibody against the CD52 target. Accordingly, as of March 31, 2003, we recorded an intangible asset of $2.0 million associated with the license grant fee paid to Genentech in April 2003, which is being amortized under the straight-line method over approximately 13 years. We also pay royalties based upon net U.S. sales levels. We recorded amortization expense of approximately $39.0 for the quarter ended June 30, 2004 and $78.0 for the six months ended June 30, 2004. As of June 30, 2004, we recorded accumulated amortization of $194.8 related to this intangible asset.

In connection with our December 31, 2001 acquisition of Millennium Pharmaceuticals, Inc.’s (Millennium’s) interest in ILEX Pharmaceuticals, L.P., formerly known as Millennium & ILEX, L.P. (the Partnership), we have recorded intangible assets classified as completed technology and a trademark in the amounts of $64.8 million and $2.8 million, respectively. These intangible assets are currently being amortized under the straight-line method over 14 years. We recorded amortization expense of approximately $1.2 million for the quarter ended June 30, 2004 and $2.4 million for the six months ended June 30, 2004. As of June 30, 2004, we recorded accumulated amortization of $12.1 million related to these assets.

2. MERGER AGREEMENT

On February 26, 2004, we entered into a definitive merger agreement with Genzyme Corporation (Genzyme). Under the terms of the merger agreement, each outstanding share of ILEX common stock, $0.01 par value per share, will be converted into the right to receive a fraction of a share (the “Exchange Ratio”) of Genzyme common stock. The Exchange Ratio will be calculated by dividing $26.00 by the average per share closing price of Genzyme common stock (the “Genzyme Share Price”) as reported by the NASDAQ National Market over the twenty trading days ending on the fifth trading day prior to the closing date of the transaction, except that if the Genzyme Share Price is greater than $59.88, the Exchange Ratio will be 0.4342, and if the Genzyme Share Price is less than $46.58, the Exchange Ratio will be 0.5582. In addition, each outstanding option to purchase ILEX common stock will be converted into an option to purchase the number of shares of Genzyme common stock equal to the number of shares of ILEX common stock subject to such option multiplied by the Exchange Ratio, and the associated exercise price will be adjusted accordingly. Until the closing date, which is anticipated to occur in the summer of 2004, we will continue to operate independently of Genzyme, subject to certain restrictions contained in the merger agreement. On July 1, 2004, the holders of a majority of the outstanding shares of our common stock voted to approve the proposed transaction. The closing of the transaction remains subject to clearance by the U.S. Federal Trade Commission and other customary closing conditions. If the transaction is not completed, we may be subject to payment of a $32.5 million termination fee under certain circumstances and payment of a maximum of $2.5 million in Genzyme’s costs related to the transaction, such as financial, advisory, legal and accounting fees. As of June 30, 2004, we have recorded $4.2 million in transaction-related costs and these costs have been included in selling, general and administrative expenses in our consolidated statement of operations.

3. LOSS PER SHARE

Diluted net loss per share is equal to basic net loss per share, as the effect of all common stock equivalents is antidilutive.

4. STATEMENTS OF CASH FLOWS

Non-cash investing and financing activities for the six months ended June 30, 2004 and 2003, include the following:

	2004	2003
Receivable from exercise of options	$—	$106

Supplemental disclosures of cash flow information for the six months ended June 30, 2004 and 2003 include the following:

	2004	2003
Cash paid for interest	$2,656	$1

ILEX ONCOLOGY, INC.
JUNE 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

5. SETTLEMENT CHARGE

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

6. COMPREHENSIVE LOSS

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The following table presents the components of our comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss	$(15,820)	$(8,792)	$(34,229)	$(33,713)
Other comprehensive income:
Foreign currency translation adjustments	11	30	(8)	92

Comprehensive loss	$(15,809)	$(8,762)	$(34,237)	$(33,621)

7. DEVELOPMENT AND DISTRIBUTION AGREEMENT

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

8. LICENSING AGREEMENTS

In December 2003, we signed an amendment to our co-development agreement with Bioenvision, Inc. (Bioenvision) whereby we obtained the exclusive U.S. and Canadian sublicense for clofarabine in oncology for $3.5 million. Under the terms of the agreement, an additional $4.0 million milestone became due in two equal payments upon completion of the submission of the New Drug Application (NDA) in March 2004. We paid Bioenvision $2.0 million of the $4.0 million in April 2004 and the remaining $2.0 million is due in the third quarter of 2004.

In May 2003, the Company signed an agreement with QuatRx Pharmaceuticals, Co. (QuatRx), granting QuatRx an exclusive, worldwide license to certain cardiovascular research platforms. In June 2004, we received $1.5 million from QuatRx as a result of the acceptance of their Investigational New Drug application filing. ILEX may also receive payments upon the completion of certain additional milestones and royalties based on net sales of a product developed from these research platforms.

9. COMMITMENTS AND CONTINGENCIES

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

ILEX ONCOLOGY, INC.
JUNE 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

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

During 1998, we guaranteed a line of credit for Clinical Research Group, Inc. (CRG) If the guarantee comes to redemption, we will obtain an ownership interest in CRG after foreclosure of the collateral and there is also an indemnification provision. Under the terms of the agreement, we have maintained $492.0 in the form of a cash deposit as collateral for the guarantee as of June 30, 2004. As of June 30, 2004 we had yet to fund the guarantee, however it has been reserved for in prior financial statements.

10. SUBSEQUENT EVENT

In July 2004, we terminated the Executive Deferred Compensation Plan (EDCP), which was adopted in 2001. The EDCP was a nonqualified deferred compensation plan available to a select group of our officers and other key employees. We matched 50% of the first 6% of each participant’s contribution. Our contribution to the plan was $74.6 for the six months ended June 30, 2004 and $20.6 for the quarter ended June 30, 2004. Assets associated with the EDCP of $1.3 million are accounted for as trading securities and are included in investments in securities on our consolidated balance sheet. We have also recognized a liability of $1.3 million related to the EDCP which is included in accounts payable on our consolidated balance sheet. In connection with the termination of the EDCP, participants were refunded the balance of their accounts in July 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements – Cautionary Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to us and our subsidiaries that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to us or our subsidiaries or our management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation: the proposed transaction between Genzyme and ILEX and the time at which the companies expect the transaction to be completed; the possibility that the transaction is not completed; the possibility that the transaction may not obtain FTC clearance on terms acceptable to the companies or that the companies may be required to modify aspects of the transaction to achieve regulatory approval; the possibility that other closing conditions of the transaction are not met; risks associated with preclinical and clinical developments in the biopharmaceutical industry in general and in our compounds under development in particular; the potential failure of our compounds under development to prove safe and effective for treatment of disease; uncertainties inherent in the early stage of our compounds under development; failure to successfully implement or complete clinical trials; failure to receive market clearance from regulatory agencies for our compounds under development; management’s ability to implement strategic initiatives; our ability to predict our future expenses and capital needs; the development of competing products; our ability to combine our disparate research capabilities and translate them into clinical drug development programs; uncertainties related to our dependence on and relationships with third parties and partners; general economic and market conditions; risks inherent in the biopharmaceutical industry; stock price volatility; variability of license, royalty and other revenue; risks related to the outcome of litigation and claims made against us; risks related to the market acceptance of CAMPATH, or other drugs that might be approved; possible adverse affects from changes in governmental regulations including reimbursement or price controls; uncertainties related to protection of our intellectual property; rapid technological change that could render our technologies obsolete; acquisitions, divestitures, mergers, restructurings or strategic initiatives that change our structure; business combinations among our competitors and major customers could affect our competitive position; one-time events and those risks described herein, in our Report on Form 10-K filed on March 12, 2004, as amended by our Report on Form 10-K/A filed May 3, 2004, and in other filings made by us with the SEC. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We do not intend to update these forward-looking statements.

ILEX ONCOLOGY, INC.
JUNE 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

The following discussion describes our financial position and results of operations for the three and six-month periods ended June 30, 2004. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

We have incurred losses since inception and had an accumulated deficit through June 30, 2004 of $379.8 million. Our losses have resulted primarily from research and product development activities, including licensing of products and product and corporate acquisitions for which we incur in-process research and development charges and administrative expenses. We plan to continue to invest in key research and development activities. We expect to continue to incur operating losses throughout 2004. Our revenue for the foreseeable future will be limited to our product profit and royalty revenue, product development revenue, interest income and other miscellaneous income.

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

RECENT DEVELOPMENTS

On February 26, 2004, we entered into a definitive merger agreement with Genzyme Corporation (Genzyme). Under the terms of the merger agreement, each outstanding share of ILEX common stock, $0.01 par value per share, will be converted into the right to receive a fraction of a share (the “Exchange Ratio”) of Genzyme common stock. The Exchange Ratio will be calculated by dividing $26.00 by the average per share closing price of Genzyme common stock (the “Genzyme Share Price”) as reported by the NASDAQ National Market over the twenty trading days ending on the fifth trading day prior to the closing date of the transaction, except that if the Genzyme Share Price is greater than $59.88, the Exchange Ratio will be 0.4342, and if the Genzyme Share Price is less than $46.58, the Exchange Ratio will be 0.5582. In addition, each outstanding option to purchase ILEX common stock will be converted into an option to purchase the number of shares of Genzyme common stock equal to the number of shares of ILEX common stock subject to such option multiplied by the Exchange Ratio, and the associated exercise price will be adjusted accordingly. Until the closing date, which is anticipated to occur in the summer of 2004, we will continue to operate independently of Genzyme, subject to certain restrictions contained in the merger agreement. On July 1, 2004, the holders of a majority of the outstanding shares of our common stock voted to approve the proposed transaction. The closing of the transaction remains subject to clearance by the U.S. Federal Trade Commission and other customary closing conditions.

In December 2003, we signed an amendment to our co-development agreement with Bioenvision, Inc. (Bioenvision) whereby we obtained the exclusive U.S. and Canadian sublicense for clofarabine in oncology for $3.5 million. Under the terms of the agreement, an additional $4.0 million milestone became due in two equal payments upon completion of the submission of the New Drug Application (NDA) in March 2004. We paid Bioenvision $2.0 million of the $4.0 million in April 2004 and the remaining $2.0 million is due in the third quarter of 2004.

ILEX ONCOLOGY, INC.
JUNE 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

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

In May 2003, the Company signed an agreement with QuatRx Pharmaceuticals, Co. (QuatRx), granting QuatRx an exclusive, worldwide license to certain cardiovascular research platforms. In June 2004, we received $1.5 million from QuatRx as a result of the acceptance of their Investigational New Drug application filing. ILEX may also receive payments upon the completion of certain additional milestones and royalties based on net sales of a product developed from these research platforms.

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

RESULTS OF OPERATIONS – SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Operating Revenues

     Product profit and royalty revenue. Product profit and royalty revenue, which is the Company’s share of CAMPATH net profits on U.S. sales and a royalty on the rest of the world sales, decreased to $11.0 million for the first six months of 2004 compared to $13.1 million for the first six months of 2003 primarily as a result of an increase in the marketing expenses incurred by Berlex in addition to certain insurance and selling expenses. Global net sales of CAMPATH, recorded by our marketing and distribution partner Schering AG and Berlex, its U.S. affiliate, increased to $38.3 million in the first six months of 2004 as compared to $37.2 million in the same period of 2003. We estimate that approximately $7.0 million of global CAMPATH sales in the second quarter of 2003 were the result of increases in wholesaler inventory levels.

     Product development revenue. Product development revenue decreased to $4.0 million for the first six months of 2004 from $4.2 million in the first six months of 2003 primarily as a result of the depletion of the advance balance from Schering AG in the first quarter of 2003.

ILEX ONCOLOGY, INC.
JUNE 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

     Contract research services revenue. Revenue from the Company’s contract research services (CRO) decreased $0.5 million, or 45%, from the first six months of 2003 as a result of the Company’s continued transition out of the fee-for-service CRO business.

     Outlicensing revenue. Outlicensing revenue increased to $1.7 million in the first six months of 2004 from $0.1 million in the first six months of 2003 primarily due to the recognition of $1.5 million in revenue from QuatRx as a result of the acceptance of their Investigational New Drug application filing.

Operating Expenses

     Research and development costs. Research and development costs increased to $31.6 million in the first six months of 2004, from $22.5 million in the first six months of 2003. This increase of $9.1 million, or 40%, was due to an increase in spending on our product pipeline, particularly related to the accelerated enrollment of our trials for CAMPATH in multiple sclerosis and for our CAMPATH post-approval study.in first-line chronic lymphocytic leukemia (CLL) Also contributing to this increase is additional site initiation costs for our trial of CAMPATH in combination with fludarabine.

     The following table summarizes our major research and development projects, including the costs incurred for each of the three and six month periods ended June 30, 2004 and 2003, costs incurred to date and the estimated completion dates for each project in development. The information contained in the column labeled “Estimated Completion Date” is our estimate of the timing to complete only the current in-process development phases. The actual timing to complete the phases may differ materially from these estimates.

							Estimated
	Research and		Research and		Research and		completion Date
	Development Expenses		Development Expenses		Development	Current	of our in-process
	for the Three Months		for the Six Months Ended		Expenses to	Phases of	Phase of
Project	Ended June 30,		June 30,		Date	Development	Development
	2004	2003	2004	2003
	($ in millions)
Direct costs(1) :
CAMPATH(2)	$7.8	$2.9	$15.2	$5.8	$53.8	I - III	2004 - 2007
Clofarabine(3)	2.2	2.5	4.6	3.5	23.4	I and II	2004 - 2005
ILX-651(4)	1.5	0.6	2.5	1.1	13.8	II	2005-2007
MUC1(5)	0.4	0.3	0.8	0.7	3.5	Preclinical	2005
Other products(6)	1.0	0.7	1.8	2.3	37.1	Preclinical, Phase I and II	2004 - 2005
Other operating costs(7)	3.3	4.9	6.7	9.1	89.7

Total research and development costs	16.2	11.9	31.6	22.5	221.3
Licensing costs	0.4	1.5	4.6	2.0	33.9

Total project costs	$16.6	$13.4	$36.2	$24.5	$255.2

(1)	The major components of the direct costs include various clinical expenses, consulting expenses, other third-party costs, salaries and employee benefits, supplies and materials.

(2)	CAMPATH is a humanized monoclonal antibody that binds to a specific target, CD52, on cell surfaces leading the body’s immune system to destroy malignant, or cancerous, cells. CAMPATH is still in the early stages of commercialization. It is approved for use in patients with B-cell chronic lymphocytic leukemia who have been treated with alkylating agents and who have failed fludarabine therapy. We are now conducting a Phase III post-approval study, Phase I/II trials in non-Hodgkin’s lymphoma, Phase II trials in multiple sclerosis and a Phase III study with CAMPATH used in combination with fludarabine. Although we are conducting other CAMPATH studies, the research and development costs included in the table above associated with CAMPATH primarily relate to the aforementioned studies. We estimate our direct costs to complete these in-process clinical development phases and studies in CAMPATH to be approximately $55 to $60 million.

ILEX ONCOLOGY, INC.
JUNE 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

(3)	Clofarabine is a next-generation, purine nucleoside antimetabolite that is currently under investigation in pediatric and adult leukemias and solid tumors. We initiated Phase II trials in 2002 in both children and adults with refractory acute leukemia. We have completed the submission of a New Drug Application with the U.S. Food and Drug Administration for pediatric leukemias based on Phase II data. We have also completed a Phase I trial of clofarabine in combination with the chemotherapy drug ara-C (cytarabine) in adults with a spectrum of hematologic malignancies. We are currently conducting a Phase I trial in adults with advanced solid tumors and a Phase I trial using an oral formulation of clofarabine for adults with advanced solid tumors. We estimate our direct costs to complete the in-process clinical development phases and studies in clofarabine to be approximately $5 to $7 million.

(4)	ILX-651 is a next-generation synthetic pentapeptide analog of the natural substance dolastatin-15 that targets tubulin and has been chemically modified to provide improved pharmacological properties over earlier members of its class. We recently closed a Phase I study in patients with solid tumors. We are currently conducting Phase II trials in recurrent or metastatic melanoma, in locally advanced or metastatic non-small cell lung cancer and in hormone-refractory prostate cancer. We estimate our direct costs to complete the in-process clinical development phases in ILX-651 to be approximately $7 to $9 million.

(5)	MUC1 functions like an oncogene to promote cancer growth and is highly overexpressed on the cell surface of approximately 70% of the 1.2 million tumors diagnosed each year. Alteration in its function could potentially impact the growth of many highly resistant tumor types. MUC1 also serves an anti-apoptotic function, which could reduce the effectiveness of a variety of standard anticancer agents. If so, it appears that drugs, which interfere with MUC1, could potentially improve the activity of other chemotherapy agents already in use today. We have several parallel programs under way to discover drug candidates that target MUC1. We are developing monoclonal antibodies and are exploring small molecules to disrupt MUC1 function as well as using small interfering RNA to explore and/or validate molecular targets in the MUC1 oncogenic pathway. An antibody program is being conducted through a research collaboration with Abgenix, Inc. that was initiated in 2002 to develop a fully human monoclonal antibody against MUC1 for the treatment of cancer. We estimate our direct costs to complete our preclinical development work related to MUC1 to be approximately $3 to $5 million.

(6)	We currently have other products in clinical trials as well as a number of preclinical programs. Other products also includes products that have been discontinued.

(7)	Other operating costs include allocations of various overhead costs.

     Actual future costs to complete each and all of the above-mentioned in-process development phases could vary significantly from the estimates provided. We believe that estimates of overall major project completion dates and associated costs to complete such projects would be highly speculative due to the numerous uncertainties inherent in the pharmaceutical industry including the results of preclinical and clinical testing, competition, government regulation and uncertainties related to manufacturing. Delays or discontinuation of any of our projects could adversely impact our future revenues, liquidity and overall financial position. For additional discussion of the risks and uncertainties regarding our product development, see the “Additional Business Risks” section of our Form 10-K for the year ended December 31, 2003 filed on March 12, 2004.

     Licensing costs. Licensing costs increased to $4.6 million for the first six months of 2004 from $2.0 million in the first six months of 2003. This increase of $2.6 million was due to the $4.0 million license fee expense associated with our co-development agreement with Bioenvision. We recorded an expense accrual of $4.0 million during the first quarter of 2004 and paid $2.0 million of the $4.0 million during the second quarter of 2004. Licensing costs for the first six months of 2003 included expense accruals for the achievement of milestones associated with the license grant from Genentech, a license fee expense accrual related to MUC-1, and other filing fees.

     Selling, general and administrative costs. Selling, general and administrative costs increased to $12.4 million for the first six months of 2004, compared to $6.9 million for the first six months of 2003. This increase of $5.5 million, or 80%, is primarily due to merger-related costs of approximately $4.2 million as well as increased product commercialization expenses.

     Direct cost of research services. Direct cost of research services decreased to $0.4 million during the first six months of 2004, from $0.7 million during the first six months of 2003. This decrease is attributable to the Company’s continued transition out of the fee-for-service CRO business.

     Depreciation and amortization. Depreciation and amortization decreased $0.3 million to $3.6 million in the first six months of 2004 from $3.9 million during the same period in 2003 due to fewer asset purchases throughout 2004 and certain assets becoming fully depreciated.

ILEX ONCOLOGY, INC.
JUNE 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

     Settlement charge. We incurred a net settlement charge of $16.5 million in the first quarter of 2003. This charge is the result of the settlement of a dispute with a former CRO client.

Interest Income and Other, Net

     Interest and other income decreased to $1.2 million during the first six months of 2004 from $2.4 million during the first six months of 2003. This decrease of $1.2 million is attributable to a decrease in our investment balances and a decline in interest rate returns throughout 2004.

Interest Expense

     Interest expense decreased to $1.0 million during the first six months of 2004 from $2.3 million during the first six months of 2003. Interest expense relates to the imputed interest on the note to Millennium for our purchase of their interest in the Partnership. The decrease of $1.3 million is a result of the decrease in the outstanding balance on which interest expense is calculated.

Net Loss

     As a result of the above, our net loss increased $0.5 million in the first six months of 2004 to $34.2 million, from $33.7 million in 2003. Net loss per share decreased $0.15 per share to $0.88 per share in 2004, from $1.03 per share in 2003.

RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Operating Revenues

     Product profit and royalty revenue. Product profit and royalty revenue, which is the Company’s share of CAMPATH net profits on U.S. sales and a royalty on the rest of the world sales, decreased to $4.2 million in the second quarter of 2004 compared to $8.6 million in the second quarter of 2003 primarily as a result of a decrease in the global net sales of CAMPATH and increased marketing expenses incurred by Berlex. Global net sales of CAMPATH, recorded by our marketing and distribution partner Schering AG and Berlex, it U.S. affiliate, decreased to $17.2 million in the second quarter of 2004 as compared to $23.3 million in the same period of 2003. We estimate that approximately $7.0 million of global CAMPATH sales in the second quarter of 2003 were the result of increases in wholesaler inventory levels. We also estimate that these increases in wholesaler inventory levels favorably impacted our product profit and royalty by approximately $3.8 million for the second quarter of 2003.

     Product development revenue. Product development revenue increased to $1.9 million in the second quarter of 2004 from $0.9 million in the first quarter of 2003 primarily as a result of increased development costs.

     Contract research services revenue. Revenue from the Company’s contract research services (CRO) decreased $0.2 million, or 40%, from the second quarter of 2003 as a result of the Company’s continued transition out of the fee-for-service CRO business.

     Outlicensing revenue Outlicensing revenue increased to $1.6 million in the second quarter of 2004 from $0.1 million in the second quarter of 2003 primarily due to the recognition of $1.5 million in revenue from QuatRx as a result of the acceptance of their Investigational New Drug application filing.

     Other revenue. Other revenue decreased to less than $0.1 million in the second quarter of 2004 from $0.2 million in the second quarter of 2003. Included in other revenue during the second quarter of 2003 was the sale of certain drug product.

Operating Expenses

     Research and development costs. Research and development costs increased to $16.2 million in the second quarter of 2004, from $11.9 million in the second quarter of 2003. This increase of $4.3 million, or 36%, was due to an increase in spending on our product pipeline, particularly related to the accelerated enrollment of our trials for CAMPATH in multiple sclerosis and for our CAMPATH post-approval study in first-line CLL. Also contributing to this increase is additional site initiation costs for our trial of CAMPATH in combination with fludarabine.

ILEX ONCOLOGY, INC.
JUNE 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

     Licensing costs. Licensing costs decreased to $0.4 million for the second quarter of 2004 from $1.5 million in the second quarter of 2003, a decrease of $1.1 million. Licensing costs for the second quarter of 2003 included expense accruals for the achievement of milestones associated with the license grant from Genentech and increased patent and filing fees.

     Selling, general and administrative costs. Selling, general and administrative costs increased to $5.5 million for the second quarter of 2004, compared to $3.2 million for the same quarter in 2003. This increase of $2.3 million, or 72%, is primarily due to merger-related costs of $0.6 million and increased product commercialization expenses.

     Direct cost of research services. Direct cost of research services decreased to $0.2 million during the second quarter of 2004, from $0.3 million during the second quarter of 2003. This decrease is attributable to the Company’s continued transition out of the fee-for-service CRO business.

     Depreciation and amortization. Depreciation and amortization decreased $0.2 million to $1.8 million in the second quarter of 2004 from $2.0 million during the same period in 2003 due to fewer asset purchases in the second quarter of 2004 and certain assets becoming fully depreciated.

Interest Income and Other, Net

     Interest and other income decreased to $0.6 million during the second quarter of 2004 from $1.2 million during the second quarter of 2003. This decrease of $0.6 million is attributable to a decrease in our investment balances and a decline in interest rate returns during the second quarter of 2004.

Interest Expense

     Interest expense decreased to $0.4 million during the second quarter of 2004 from $1.1 million during the second quarter of 2003. Interest expense relates to the imputed interest on the note to Millennium for our purchase of their interest in the Partnership. The decrease of $0.7 million is a result of the decrease in the outstanding balance on which interest expense is calculated.

Net Loss

     As a result of the above, our net loss increased $7.0 million in the second quarter of 2004 to $15.8 million, from $8.8 million in 2003. Net loss per share increased $0.13 per share to $0.40 per share in 2004, from $0.27 per share in 2003.

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

     At June 30, 2004, we had cash, cash equivalents, restricted investments and investments in marketable securities of $144.1 million and working capital of $102.7 million.

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

ILEX ONCOLOGY, INC.
JUNE 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

     We plan to continue our policy of investing available funds in government securities, government agencies, government-sponsored enterprises and investment-grade, interest-bearing securities, none of which mature in more than eighteen months. We do not invest in derivative financial instruments, as defined by Statement of Financial Accounting Standards No. 133 and 138.

     Our future expenditures and capital requirements will depend on numerous factors, including but not limited to: the progress of our research and development programs; the progress of our non-clinical and clinical testing; the magnitude and scope of these activities; the time and costs involved in obtaining regulatory approvals; the cost of filing, prosecuting; defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes in or termination of existing collaborative arrangements; the ability to establish, maintain and avoid termination of collaborative arrangements and the purchase of capital equipment and acquisitions of compounds, technologies or businesses. At June 30, 2004, we did not have any material commitments for capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

We are exposed to some market risk through interest rates, related to our investment of cash, cash equivalents, restricted investments and investments in marketable securities of $144.1 million at June 30, 2004. These funds are generally invested in interest-bearing securities, primarily with maturities of one year or less. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 50 basis points, we would not expect there to be a material effect on our results of operations or on our balance sheet. We have not used derivative financial instruments in our investment portfolio.

Our European operations are denominated in local currency. We have unhedged transaction exposures in these currencies, which are not considered material. We have not entered into any forward foreign exchange contracts for speculative, trading or other purposes.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

ILEX ONCOLOGY, INC.
JUNE 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

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

Item 4. Submission of Matters to a Vote of Security Holders

The following matter was voted upon at the special meeting of stockholders held on July 1, 2004, and received the votes set forth below:

A proposal to approve and adopt the Agreement and Plan of Merger dated February 26, 2004 among the Company, Genzyme Corporation, GLBC Corp. and GLBC LLC and approve the merger described in such agreement and the Proxy statement distributed to the Company’s stockholders received 24,551,288 votes FOR and 8,737 votes AGAINST, with 3,713 abstentions.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number
2.1	Agreement and Plan of Merger dated February 26, 2004 among the Company, Genzyme Corp., GLBC Corp. and GLBC LLC (Incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report Form 8-K filed February 26, 2004)

3.1	Amended and Restated Certificate of Incorporation of the Company filed May 31, 2000 (Incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed August 8, 2000)

3.2	Bylaws of the Company, as amended (Incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement No. 333-17769 on Form S-1 filed December 12, 1996, as amended)

11.1*	Computation of Net Loss per Share

31.1*	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

ILEX ONCOLOGY, INC.
JUNE 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

Exhibit
Number
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

We filed the following report on Form 8-K during the quarter ended June 30, 2004:

Dated April 22, 2004 to disclose the issuance of a press release announcing first quarter 2004 results.

*	Filed herewith.

**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

ILEX ONCOLOGY, INC.
JUNE 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

Signatures

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 30, 2004

ILEX ONCOLOGY, INC.

By:	/s/ JEFFREY H. BUCHALTER

Jeffrey H. Buchalter
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ MARK P. MELLIN

Mark P. Mellin
Senior Vice President and Chief Financial Officer
(Chief Financial and Accounting Officer)