Form 10-Q
period 2004-09-30
ILEX ONCOLOGY INC
filed 2004-11-09
CIK 1001915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☑ No ☐.

     The number of shares outstanding of the Registrant’s common stock as of October 26, 2004 is 39,292,054.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	September 30,	December 31,
	2004	2003
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$68,926	$63,154
Investments in marketable securities	58,819	75,791
Restricted investments	604	816
Accounts receivable, net of allowance for doubtful accounts of $5 in 2004 and 2003	258	166
Accounts receivable from Schering AG	10,306	8,363
Other receivables	2,484	2,152
Prepaid expenses and other	2,547	2,433
Assets held for sale	197	—

Total current assets	144,141	152,875

Investments in marketable securities	1,050	56,209
Restricted investments	1,691	1,691
Completed technology asset, net of accumulated amortization of $12,729 and $9,257 in 2004 and 2003, respectively	52,071	55,543
Other intangible assets, net of accumulated amortization of $784 and $517 in 2004 and 2003, respectively	4,016	4,283
Other assets	1,581	689
Property and equipment, at cost, net of accumulated depreciation of $9,145 and $10,302 in 2004 and 2003, respectively	2,450	3,805

TOTAL ASSETS	$207,000	$275,095

The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2004	2003
	(unaudited)
CURRENT LIABILITIES:
Accounts payable	$7,768	$11,477
Accrued liabilities-
Related parties	531	564
Other	5,493	6,646
Deferred revenue	592	385
Note payable	19,709	38,390

Total current liabilities	34,093	57,462

Deferred revenue	833	1,077
Other non-current liabilities	729	742

TOTAL LIABILITIES	35,655	59,281

COMMITMENTS AND CONTINGENCIES (see Note 9)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 39,240,575 and 39,046,917 issued and outstanding in 2004 and 2003, respectively	392	390
Additional paid-in capital	562,722	560,632
Deferred compensation	(166)	(359)
Accumulated deficit	(392,290)	(345,544)
Accumulated other comprehensive income	687	695

Total stockholders’ equity	171,345	215,814

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$207,000	$275,095

The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUE:
Product profit and royalty	$5,973	$4,513	$17,015	$17,572
Product development	779	985	4,768	5,196
Contract research services	173	403	785	1,497
Outlicensing revenue	87	2,581	1,762	2,685
Other	259	244	1,053	587

Total revenue	7,271	8,726	25,383	27,537

OPERATING EXPENSES:
Research and development costs	13,299	12,125	44,894	34,656
Licensing costs	561	2,133	5,134	4,144
Selling, general and administrative	4,246	2,789	16,632	9,663
Direct cost of research services	205	370	586	1,119
Depreciation and amortization	1,646	1,857	5,216	5,713
Impairment charge	—	213	—	213
Settlement charge	—	—	—	16,500

Total operating expenses	19,957	19,487	72,462	72,008

OPERATING LOSS	(12,686)	(10,761)	(47,079)	(44,471)
OTHER INCOME (EXPENSE):
Interest income and other, net	477	1,077	1,683	3,440
Interest expense	(292)	(997)	(1,319)	(3,286)

LOSS BEFORE INCOME TAXES	(12,501)	(10,681)	(46,715)	(44,317)
(Provision) benefit for foreign income taxes	(16)	57	(31)	(20)

NET LOSS	$(12,517)	$(10,624)	$(46,746)	$(44,337)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.32)	$(0.29)	$(1.20)	$(1.31)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING	39,161	36,617	39,090	33,862

The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,746)	$(44,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,216	5,713
Interest expense paid in stock	—	929
Non-cash compensation expense	193	589
Impairment charge	—	213
Gain on investment in marketable securities	(5)	(52)
Bad debt provision	—	10
(Gain) loss on disposal of equipment	(11)	40
Changes in operating assets and liabilities:
Increase in receivables, net	(2,367)	(2,068)
Increase in prepaid expenses and other	(114)	(623)
Increase in other non-current assets	(892)	(465)
Decrease in accounts payable and accrued liabilities	(4,895)	(1,613)
(Decrease) increase in deferred revenue	(37)	677
(Decrease) increase in interest on note payable	(1,337)	1,428
Decrease in other non-current liabilities	(13)	(29)

Net cash used in operating activities	(51,008)	(39,588)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net activity of marketable securities’ transactions	72,136	51,869
Net activity in restricted investments	212	161
Increase in intangible asset	—	(2,000)
Purchase of property and equipment	(317)	(1,200)
Proceeds from sale of property and equipment	15	11

Net cash provided by investing activities	72,046	48,841

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash, net of issuance costs	—	87,476
Exercise of stock options	2,091	1,685
Principal payments for note payable	(17,344)	(9,071)
Principal payments for capital lease obligations	—	(37)

Net cash (used in) provided by financing activities	(15,253)	80,053

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(13)	227

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,772	89,533
CASH AND CASH EQUIVALENTS, beginning of period	63,154	29,679

CASH AND CASH EQUIVALENTS, end of period	$68,926	$119,212

The accompanying notes are an integral part of these consolidated financial statements.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

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

Business Segments. SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes standards for the way publicly traded business enterprises report information about operating segments in annual financial statements. SFAS No. 131 also establishes standards for related disclosures about products, services, geographic areas and major customers. In February 2001, we announced our intent to transition out of the fee-for-service CRO business, operated by ILEX Services, and focus our in-house drug development capabilities on our own proprietary products, including those being jointly developed with partners. As a result of our transition out of the fee-for-service CRO business, and subsequent transition of certain ILEX Services’ employees to our own products, we no longer operate in two distinct segments.

Stock-based compensation

We use the intrinsic value method in accounting for our stock compensation plans. Had compensation cost for our stock compensation plans been determined based upon a fair value method consistent with Statement of Financial Accounting Standard (SFAS) No. 123 our net loss and loss per share would have been increased to the pro forma amounts indicated below:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2004	2003	2004	2003
Net loss	As reported	$(12,517)	$(10,624)	$(46,746)	$(44,337)
	Stock grant
	compensation cost
	included in
	reported loss	49	110	193	589
	Fair value cost	(2,425)	(2,088)	(7,984)	(5,544)

	Pro forma	$(14,893)	$(12,602)	$(54,537)	$(49,292)

Loss per share, basic and diluted	As reported	$(0.32)	$(0.29)	$(1.20)	$(1.31)
	Stock grant
	compensation cost
	included in
	reported loss	—	—	—	0.02
	Fair value cost	(0.06)	(0.05)	(0.20)	(0.17)

	Pro forma	$(0.38)	$(0.34)	$(1.40)	$(1.46)

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

Intangible assets

In December 2001, Genentech, Inc. announced that it was granted a patent relating to fundamental methods and compositions for the production of monoclonal antibodies using anti-recombinant DNA technology. This proceeding entitled Genentech to priority over the patent held by the Celltech Group PLC, who had first received the patent in 1989. In March 2003, we finalized a license from Genentech covering the production of our CAMPATH 1-H monoclonal antibody against the CD52 target. Accordingly, as of March 31, 2003, we recorded an intangible asset of $2.0 million associated with the license grant fee paid to Genentech in April 2003, which is being amortized under the straight-line method over approximately 13 years. We also pay royalties based upon net U.S. sales levels. We recorded amortization expense of approximately $39.0 for the quarter ended September 30, 2004 and $116.9 for the nine months ended September 30, 2004. As of September 30, 2004, we recorded accumulated amortization of $233.8 related to this intangible asset.

In connection with our December 31, 2001 acquisition of Millennium Pharmaceuticals, Inc.’s (Millennium’s) interest in ILEX Pharmaceuticals, L.P., formerly known as Millennium & ILEX, L.P. (the Partnership), we have recorded intangible assets classified as completed technology and a trademark in the amounts of $64.8 million and $2.8 million, respectively. These intangible assets are currently being amortized under the straight-line method over 14 years. We recorded amortization expense of approximately $1.2 million for the quarter ended September 30, 2004 and $3.6 million for the nine months ended September 30, 2004. As of September 30, 2004, we recorded accumulated amortization of $13.3 million related to these assets.

2. MERGER AGREEMENT

On February 26, 2004, we entered into a definitive merger agreement with Genzyme Corporation (Genzyme). Under the terms of the merger agreement, each outstanding share of ILEX common stock, $0.01 par value per share, will be converted into the right to receive a fraction of a share (the “Exchange Ratio”) of Genzyme common stock. The Exchange Ratio will be calculated by dividing $26.00 by the average per share closing price of Genzyme common stock (the “Genzyme Share Price”) as reported by the NASDAQ National Market over the twenty trading days ending on the fifth trading day prior to the closing date of the transaction, except that if the Genzyme Share Price is greater than $59.88, the Exchange Ratio will be 0.4342, and if the Genzyme Share Price is less than $46.58, the Exchange Ratio will be 0.5582. In addition, each outstanding option to purchase ILEX common stock will be converted into an option to purchase the number of shares of Genzyme common stock equal to the number of shares of ILEX common stock subject to such option multiplied by the Exchange Ratio, and the associated exercise price will be adjusted accordingly. Until the closing date, which is anticipated to occur in the fourth quarter of 2004, we will continue to operate independently of Genzyme, subject to certain restrictions contained in the merger agreement. On July 1, 2004, the holders of a majority of the outstanding shares of our common stock voted to approve the proposed transaction. The closing of the transaction remains subject to clearance by the U.S. Federal Trade Commission and other customary closing conditions. If the transaction is not completed, we may be subject to payment of a $32.5 million termination fee under certain circumstances and payment of a maximum of $2.5 million in Genzyme’s costs related to the transaction, such as financial, advisory, legal and accounting fees. As of September 30, 2004, we have recorded $4.7 million in transaction-related costs and these costs have been included in selling, general and administrative expenses in our consolidated statement of operations.

3. LOSS PER SHARE

Diluted net loss per share is equal to basic net loss per share, as the effect of all common stock equivalents is antidilutive.

4. STATEMENTS OF CASH FLOWS

Non-cash investing and financing activities for the nine months ended September 30, 2004 and 2003, include the following:

	2004	2003
Payment of principal portion of our note payable in shares of our common stock	$—	$9,071

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

Supplemental disclosures of cash flow information for the nine months ended September 30, 2004 and 2003 include the following:

	2004	2003
Cash paid for interest	$2,656	$930

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

6. COMPREHENSIVE LOSS

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The following table presents the components of our comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	$(12,517)	$(10,624)	$(46,746)	$(44,337)
Other comprehensive income:
Foreign currency translation adjustments	—	127	(8)	219

Comprehensive loss	$(12,517)	$(10,497)	$(46,754)	$(44,118)

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

8. LICENSING AGREEMENTS

In December 2003, we signed an amendment to our co-development agreement with Bioenvision, Inc. (Bioenvision) whereby we obtained the exclusive U.S. and Canadian sublicense for clofarabine in oncology for $3.5 million. Under the terms of the agreement, an additional $4.0 million milestone became due in two equal payments upon completion of the submission of the New Drug Application (NDA) in March 2004. We paid Bioenvision $2.0 million of the $4.0 million in April 2004 and the remaining $2.0 million in the third quarter of 2004.

In May 2003, the Company signed an agreement with QuatRx Pharmaceuticals, Co. (QuatRx), granting QuatRx an exclusive, worldwide license to certain cardiovascular research platforms. In connection therewith we received a payment of $2.5 million, which was recognized as revenue in September 2003 as the associated technology transfer was completed during such period. In June 2004, we received $1.5 million from QuatRx as a result of the acceptance of their Investigational New Drug application filing. We are also eligible to receive payments if certain additional milestones are completed and royalties based on net sales, if any, of a product developed from these research platforms.

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

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

material adverse effect on our results of operations for the period in which such resolution occurred.

In September 2003, certain former shareholders of Convergence Pharmaceuticals, Inc. (Convergence) delivered to us a demand for arbitration under the Plan of Merger and Acquisition Agreement executed in connection with our acquisition of Convergence in July 1999. The demand for arbitration alleges that we breached an obligation of good faith and fair dealing by intentionally delaying Phase II trials of NM-3. In September 2004, we reached a cash settlement with these certain former Convergence shareholders. The amount of this settlement was immaterial in relation to our financial position and results of operations.

Upon closing of the proposed merger agreement with Genzyme (see Note 2), we would become obligated to pay approximately $8.4 million in investment banker transaction fees.

During 1998, we guaranteed a line of credit for Clinical Research Group, Inc. (CRG) If the guarantee comes to redemption, we will obtain an ownership interest in CRG after foreclosure of the collateral. Under the terms of the agreement, we have maintained $280.1 in the form of a cash deposit as collateral for the guarantee as of September 30, 2004. As of September 30, 2004 we had yet to fund the guarantee, however it has been reserved for in prior financial statements.

10. ASSETS HELD FOR SALE

During the third quarter of 2004, we committed to sell certain laboratory equipment and other assets with a carrying value of $197.0 at our facility in Geneva, Switzerland. We determined that there was no impairment of these assets as their carrying value did not exceed their fair value less associated selling costs. The carrying value of these assets is presented separately in the “Assets Held for Sale” caption in our consolidated balance sheet as of September 30, 2004. These assets were sold in October 2004 resulting in a gain which will be recorded in our consolidated statement of operations in the fourth quarter of 2004.

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

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

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

The following discussion describes our financial position and results of operations for the three and nine-month periods ended September 30, 2004. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

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

We have incurred losses since inception and had an accumulated deficit through September 30, 2004 of $392.3 million. Our losses have resulted primarily from research and product development activities, including licensing of products and product and corporate acquisitions for which we incur in-process research and development charges and administrative expenses. We plan to continue to invest in key research and development activities. We expect to continue to incur operating losses throughout 2004. Our revenue for the foreseeable future will be limited to our product profit and royalty revenue, product development revenue, interest income and other miscellaneous income.

In February 2001, we announced our intent to focus our in-house drug development capabilities on our own proprietary products, including those being jointly developed with partners. At that time, we began a transition out of the fee-for-service contract research organization (CRO) business. We expect this transition to be completed by the end of the first quarter of 2005.

RECENT DEVELOPMENTS

On February 26, 2004, we entered into a definitive merger agreement with Genzyme Corporation (Genzyme). Under the terms of the merger agreement, each outstanding share of ILEX common stock, $0.01 par value per share, will be converted into the right to receive a fraction of a share (the “Exchange Ratio”) of Genzyme common stock. The Exchange Ratio will be calculated by dividing $26.00 by the average per share closing price of Genzyme common stock (the “Genzyme Share Price”) as reported by the NASDAQ National Market over the twenty trading days ending on the fifth trading day prior to the closing date of the transaction, except that if the Genzyme Share Price is greater than $59.88, the Exchange Ratio will be 0.4342, and if the Genzyme Share Price is less than $46.58, the Exchange Ratio will be 0.5582. In addition, each outstanding option to purchase ILEX common stock will be converted into an option to purchase the number of shares of Genzyme common stock equal to the number of shares of ILEX common stock subject to such option multiplied by the Exchange Ratio, and the associated exercise price will be adjusted accordingly. Until the closing date, which is anticipated to occur in the fourth quarter of 2004, we will continue to operate independently of Genzyme, subject to certain restrictions contained in the merger agreement. On July 1, 2004, the holders of a majority of the outstanding shares of our common stock voted to approve the proposed transaction. The closing of the transaction remains subject to clearance by the U.S. Federal Trade Commission and other customary closing conditions.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

In December 2003, we signed an amendment to our co-development agreement with Bioenvision, Inc. (Bioenvision) whereby we obtained the exclusive U.S. and Canadian sublicense for clofarabine in oncology for $3.5 million. Under the terms of the agreement, an additional $4.0 million milestone became due in two equal payments upon completion of the submission of the New Drug Application (NDA) in March 2004. We paid Bioenvision $2.0 million of the $4.0 million in April 2004 and the remaining $2.0 million in the third quarter of 2004.

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

In May 2003, the Company signed an agreement with QuatRx Pharmaceuticals, Co. (QuatRx), granting QuatRx an exclusive, worldwide license to certain cardiovascular research platforms. In connection therewith we received a payment of $2.5 million, which was recognized as revenue in September 2003 as the associated technology transfer was completed during such period. In June 2004, we received $1.5 million from QuatRx as a result of the acceptance of their Investigational New Drug application filing. We are also eligible to receive payments if certain additional milestones are completed and royalties based on net sales of a product, if any, developed from these research platforms.

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

RESULTS OF OPERATIONS – NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Operating Revenues

     Product profit and royalty revenue. Product profit and royalty revenue, which is the Company’s share of CAMPATH net profits on U.S. sales and a royalty on the rest of the world sales, decreased to $17.0 million for the first nine months of 2004 compared to $17.6 million for the first nine months of 2003 primarily as a result of an

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

increase in the marketing expenses incurred by Berlex in addition to certain insurance and selling expenses. Global net sales of CAMPATH, recorded by our marketing and distribution partner Schering AG and Berlex, its U.S. affiliate, increased to $56.5 million in the first nine months of 2004 as compared to $53.3 million in the same period of 2003.

     Product development revenue. Product development revenue, which represents Schering AG’s contribution of research and development expenses, decreased to $4.8 million for the first nine months of 2004 from $5.2 million in the first nine months of 2003 primarily as a result of the depletion of the advance balance from Schering AG in the first quarter of 2003.

     Contract research services revenue. Revenue from the Company’s contract research services (CRO) decreased $0.7 million from the first nine months of 2003 as a result of the Company’s continued transition out of the fee-for-service CRO business.

     Outlicensing revenue. Outlicensing revenue decreased to $1.8 million in the first nine months of 2004 from $2.7 million in the first nine months of 2003. Outlicensing revenue for the first nine months of 2003 consisted primarily of a $2.5 million payment received from QuatRx. The payment was recognized as revenue in September 2003 as the technology transfer related to the lipid-focused research platform was completed during such period. Outlicensing revenue for the first nine months of 2004 consists primarily of the recognition of $1.5 million received from QuatRx as a result of the acceptance of their Investigational New Drug application filing.

     Other revenue. Other revenue increased to $1.1 million in the first nine months of 2004 from $0.6 million for the same period in 2003. Included in other revenue for the first nine months of 2004 is the sale of certain drug products.

Operating Expenses

     Research and development costs. Research and development costs increased to $44.9 million in the first nine months of 2004, from $34.7 million in the first nine months of 2003. This increase of $10.2 million, or 29%, was due to an increase in spending on our product pipeline, particularly related to the accelerated enrollment of our trials for CAMPATH in multiple sclerosis and for our CAMPATH post-approval study in first-line chronic lymphocytic leukemia (CLL). Also contributing to this increase is additional site initiation costs for our trial of CAMPATH in combination with fludarabine.

     The following table summarizes our major research and development projects, including the costs incurred for each of the three- and nine-month periods ended September 30, 2004 and 2003, costs incurred to date and the estimated completion dates for each project in development. The information contained in the column labeled “Estimated Completion Date” is our estimate of the timing to complete only the current in-process development phases. The actual timing to complete the phases may differ materially from these estimates.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

							Estimated
	Research and		Research and		Research and		completion Date of
	Development Expenses		Development Expenses		Development	Current	our in-process
	for the Three Months		for the Nine Months		Expenses to	Phases of	Phase of
Project	Ended September 30,		Ended September 30,		Date	Development	Development
	2004	2003	2004	2003
	($ in millions)
Direct costs(1) :
CAMPATH(2)	$5.4	$3.8	$20.6	$9.6	$59.2	I - III	2004 - 2007
Clofarabine(3)	2.4	2.3	7.0	5.8	25.8	I and II	2004 - 2005
ILX-651(4)	0.8	0.8	3.3	1.9	14.6	II	2005-2007
MUC1(5)	0.4	0.4	1.2	1.1	3.9	Preclinical	2005
Other products(6)	0.9	1.7	2.7	4.0	38.0	Preclinical, Phase I and II	2004 - 2005
Other operating costs(7)	3.4	3.1	10.1	12.3	93.1

Total research and development costs	13.3	12.1	44.9	34.7	234.6
Licensing costs	0.6	2.1	5.1	4.1	34.4

Total project costs	$13.9	$14.2	$50.0	$38.8	$269.0

(1)	The major components of the direct costs include various clinical expenses, consulting expenses, other third-party costs, salaries and employee benefits, supplies and materials.

(2)	CAMPATH is a humanized monoclonal antibody that binds to a specific target, CD52, on cell surfaces leading the body’s immune system to destroy malignant, or cancerous, cells. CAMPATH is still in the early stages of commercialization. It is approved for use in patients with B-cell chronic lymphocytic leukemia who have been treated with alkylating agents and who have failed fludarabine therapy. We are now conducting a Phase III post-approval study, Phase I/II trials in non-Hodgkin’s lymphoma, Phase II trials in multiple sclerosis and a Phase III study with CAMPATH used in combination with fludarabine. Although we are conducting other CAMPATH studies, the research and development costs included in the table above associated with CAMPATH primarily relate to the aforementioned studies. We estimate our direct costs to complete these in-process clinical development phases and studies in CAMPATH to be approximately $50 to $55 million.

(3)	Clofarabine is a next-generation, purine nucleoside antimetabolite that is currently under investigation in pediatric and adult leukemias and solid tumors. We initiated Phase II trials in 2002 in both children and adults with refractory acute leukemia. We have completed the submission of a New Drug Application with the U.S. Food and Drug Administration for pediatric leukemias based on Phase II data. We have also completed a Phase I trial of clofarabine in combination with the chemotherapy drug ara-C (cytarabine) in adults with a spectrum of hematologic malignancies. We are currently conducting a Phase I trial in adults with advanced solid tumors and a Phase I trial using an oral formulation of clofarabine for adults with advanced solid tumors. We estimate our direct costs to complete the in-process clinical development phases and studies in clofarabine to be approximately $3 to $5 million.

(4)	ILX-651 is a next-generation synthetic pentapeptide analog of the natural substance dolastatin-15 that targets tubulin and has been chemically modified to provide improved pharmacological properties over earlier members of its class. We recently closed a Phase I study in patients with solid tumors. We are currently conducting Phase II trials in recurrent or metastatic melanoma, in locally advanced or metastatic non-small cell lung cancer and in hormone-refractory prostate cancer. We estimate our direct costs to complete the in-process clinical development phases in ILX-651 to be approximately $6 to $8 million.

(5)	MUC1 functions like an oncogene to promote cancer growth and is highly overexpressed on the cell surface of approximately 70% of the 1.2 million tumors diagnosed each year. We are developing monoclonal antibodies and are exploring small molecules to disrupt MUC1 function as well as using small interfering RNA to explore and/or validate molecular targets in the MUC1 oncogenic pathway. An antibody program is being conducted through a research collaboration with Abgenix, Inc. that was initiated in 2002 to develop a fully human monoclonal antibody against MUC1 for the treatment of cancer. We estimate our direct costs to complete our preclinical development work related to MUC1, assuming completion of the current phase of development, to be approximately $3 to $5 million.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

(6)	We currently have other products in clinical trials as well as a number of preclinical programs. Other products also includes products that have been discontinued.

(7)	Other operating costs include allocations of various overhead costs.

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

     Licensing costs. Licensing costs increased to $5.1 million for the first nine months of 2004 from $4.1 million in the first nine months of 2003, an increase of $1.0 million or 24%. Licensing costs for the first nine months of 2004 include a $4.0 million expense associated with our co-development agreement with Bioenvision. Licensing costs for the first nine months of 2003 included expense accruals for the achievement of milestones associated with the license grant from Genentech, a license fee expense accrual related to MUC-1, and other filing fees.

     Selling, general and administrative costs. Selling, general and administrative costs increased to $16.6 million for the first nine months of 2004, compared to $9.7 million for the first nine months of 2003. This increase of $6.9 million, or 71%, is primarily due to merger-related costs of approximately $4.7 million as well as increased product commercialization expenses.

     Direct cost of research services. Direct cost of research services decreased to $0.6 million during the first nine months of 2004, from $1.1 million during the first nine months of 2003. This decrease is attributable to the Company’s continued transition out of the fee-for-service CRO business.

     Depreciation and amortization. Depreciation and amortization decreased $0.5 million to $5.2 million in the first nine months of 2004 from $5.7 million during the same period in 2003 due to fewer asset purchases throughout 2004 and certain assets becoming fully depreciated.

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

Interest Income and Other, Net

     Interest and other income decreased to $1.7 million during the first nine months of 2004 from $3.4 million during the first nine months of 2003. This decrease of $1.7 million is attributable to a decrease in our investment balances and a decline in interest rate returns throughout 2004.

Interest Expense

     Interest expense decreased to $1.3 million during the first nine months of 2004 from $3.3 million during the first nine months of 2003. Interest expense relates to the imputed interest on the note to Millennium for our purchase of their interest in the Partnership. The decrease of $2.0 million is a result of the decrease in the outstanding balance on which interest expense is calculated.

Net Loss

     As a result of the above, our net loss increased $2.4 million in the first nine months of 2004 to $46.7 million, from $44.3 million in 2003. Net loss per share decreased $0.11 per share to $1.20 per share in 2004, from

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

$1.31 per share in 2003 as the weighted average number of shares outstanding increased in 2004.

RESULTS OF OPERATIONS – THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Operating Revenues

     Product profit and royalty revenue. Product profit and royalty revenue, which is the Company’s share of CAMPATH net profits on U.S. sales and a royalty on the rest of the world sales, increased to $6.0 million in the third quarter of 2004 compared to $4.5 million in the third quarter of 2003 primarily as a result of an increase in the global net sales of CAMPATH. Global net sales of CAMPATH, recorded by our marketing and distribution partner Schering AG and Berlex, it U.S. affiliate, increased to $18.2 million in the third quarter of 2004 as compared to $16.1 million in the same period of 2003.

     Product development revenue. Product development revenue, which represents Schering AG’s contribution of research and development expenses, decreased to $0.8 million in the third quarter of 2004 from $1.0 million in the third quarter of 2003.

     Contract research services revenue. Revenue from the Company’s contract research services (CRO) decreased $0.2 million from the third quarter of 2003 as a result of the Company’s continued transition out of the fee-for-service CRO business.

     Outlicensing revenue. Outlicensing revenue decreased to less than $0.1 million in the third quarter of 2004 from $2.6 million in the third quarter of 2003. Outlicensing revenues for the third quarter of 2003 consisted primarily of a $2.5 million payment received from QuatRx. The payment was recognized as revenue in the third quarter of 2003 as the technology transfer related to the lipid-focused research platform was completed during such period.

Operating Expenses

     Research and development costs. Research and development costs increased to $13.3 million in the third quarter of 2004, from $12.1 million in the third quarter of 2003. This increase of $1.2 million, or 10%, was due to an increase in spending on our product pipeline, particularly related to the accelerated enrollment of our trials for CAMPATH in multiple sclerosis and for our CAMPATH post-approval study in first-line CLL. Also contributing to this increase is additional site initiation costs for our trial of CAMPATH in combination with fludarabine.

     Licensing costs. Licensing costs decreased to $0.6 million for the third quarter of 2004 from $2.1 million in the third quarter of 2003, a decrease of $1.5 million. Licensing costs for the third quarter of 2003 included expense accruals for the achievement of milestones associated with the license grant from Genentech and increased patent and filing fees.

     Selling, general and administrative costs. Selling, general and administrative costs increased to $4.2 million for the third quarter of 2004, compared to $2.8 million for the same quarter in 2003. This increase of $1.4 million is primarily due to increased product commercialization and product launch costs as well as merger-related expenses.

     Direct cost of research services. Direct cost of research services decreased to $0.2 million during the third quarter of 2004, from $0.4 million during the third quarter of 2003. This decrease is attributable to the Company’s continued transition out of the fee-for-service CRO business.

     Depreciation and amortization. Depreciation and amortization decreased $0.3 million to $1.6 million in the third quarter of 2004 from $1.9 million during the same period in 2003 due to fewer asset purchases in the third quarter of 2004 and certain assets becoming fully depreciated.

Interest Income and Other, Net

     Interest and other income decreased to $0.5 million during the third quarter of 2004 from $1.1 million during the third quarter of 2003. This decrease is attributable to a reduction in our investment balances and a decline in interest rate returns during the third quarter of 2004.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

Interest Expense

     Interest expense decreased to $0.3 million during the third quarter of 2004 from $1.0 million during the third quarter of 2003. Interest expense relates to the imputed interest on the note to Millennium for our purchase of their interest in the Partnership. The decrease of $0.7 million is a result of the decrease in the outstanding balance on which interest expense is calculated.

Net Loss

     As a result of the above, our net loss increased $1.9 million in the third quarter of 2004 to $12.5 million, from $10.6 million in 2003. Net loss per share increased $0.03 per share to $0.32 per share in 2004, from $0.29 per share in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically financed our operations primarily through the sale of our capital stock, through development and licensing fee revenues provided by our collaborative partners under our collaborative agreements, through our product profit and royalty revenues resulting from global sales of CAMPATH and through revenues pursuant to contracts with our CRO clients.

     At September 30, 2004, we had cash, cash equivalents, restricted investments and investments in marketable securities of $131.1 million and working capital of $110.0 million.

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

     We estimate our current funds will be adequate to cover all of our obligations for the next two years. Until our business can generate sufficient levels of cash from product sales, we expect to continue to supplement the financing of our operations through existing cash, revenue from collaborative relationships, and proceeds from the sale of equity securities.

     We plan to continue our policy of investing available funds in government securities, government agencies, government-sponsored enterprises and investment-grade, interest-bearing securities, none of which mature in more than eighteen months. We do not invest in derivative financial instruments, as defined by Statement of Financial Accounting Standards No. 133 and 138.

     Our future expenditures and capital requirements will depend on numerous factors, including but not limited to: the progress of our research and development programs; the progress of our non-clinical and clinical testing; the magnitude and scope of these activities; the time and costs involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; competing technological and market developments; changes in or termination of existing collaborative arrangements; the ability to establish, maintain and avoid termination of collaborative arrangements and the purchase of capital equipment and acquisitions of compounds, technologies or businesses. At September 30, 2004, we did not have any material commitments for capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market rate or price risks.

We are exposed to some market risk through interest rates, related to our investment of cash, cash equivalents, restricted investments and investments in marketable securities of $131.1 million at September 30, 2004. These

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

funds are generally invested in interest-bearing securities, primarily with maturities of one year or less. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments. If market interest rates were to increase or decrease immediately and uniformly by 50 basis points, we would not expect there to be a material effect on our results of operations or on our balance sheet. We have not used derivative financial instruments in our investment portfolio.

Our European operations are denominated in local currency. We have unhedged transaction exposures in these currencies, which are not considered material. We have not entered into any forward foreign exchange contracts for speculative, trading or other purposes.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

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

In September 2003, certain former shareholders of Convergence Pharmaceuticals, Inc. (Convergence) delivered to us a demand for arbitration under the Plan of Merger and Acquisition Agreement executed in connection with our acquisition of Convergence in July 1999. The demand for arbitration alleges that we breached an obligation of good faith and fair dealing by intentionally delaying Phase II trials of NM-3. In September 2004, we reached a cash settlement with these certain former Convergence shareholders. The amount of this settlement was immaterial in relation to our financial position and results of operations.

Item 6. Exhibits

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

ILEX ONCOLOGY, INC.
SEPTEMBER 30, 2004 - QUARTERLY REPORT ON FORM 10-Q

Signatures

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2004

ILEX ONCOLOGY, INC.
By:	/s/ Jeffrey H. Buchalter
Jeffrey H. Buchalter
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark P. Mellin
Mark P. Mellin
Senior Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)